Form 10-Q
period 2008-03-31
ANGIOTECH PHARMACEUTICALS INC
filed 2008-04-30
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-30334

Angiotech Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	98-0226269
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1618 Station Street Vancouver, B.C. Canada	V6A 1B6
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 221-7676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                 Large accelerated filer  ☐                                                                                              Accelerated filer  ☒

                 Non-accelerated filer  ¨  (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

85,121,983 Common Shares, no par value, as of April 24, 2008

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents [note 6]	$69,792	$91,326
Accounts receivable	27,770	22,678
Inventories [note 7]	33,209	33,647
Deferred income taxes, current portion	5,681	5,964
Prepaid expenses and other current assets	5,542	7,070
Total current assets	141,994	160,685

Long-term investments [note 8]	20,326	24,456
Property, plant and equipment [note 9]	60,978	59,187
Intangible assets [note 10]	220,020	225,889
Goodwill [note 10]	667,691	659,511
Deferred financing costs	13,041	13,600
Deferred income taxes	2,497	-
Other assets	7,416	6,780
Total assets	$1,133,963	$1,150,108
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities [note 11]	$47,567	$47,489
Income taxes payable	8,091	7,914
Interest payable on long-term debt	1,910	7,327
Deferred revenue, current portion	210	210
Total current liabilities	57,778	62,940

Deferred revenue	1,158	1,211
Deferred leasehold inducement	2,734	2,794
Deferred income taxes	56,507	59,368
Other tax liabilities	4,956	4,693
Long-term debt [note 12]	575,000	575,000
Other liabilities	2,133	2,030
Total non-current liabilities	$642,488	$645,096

Commitments and contingencies [note 16]

Stockholders’ equity
Share capital [note 14]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
March 31, 2008 – 85,121,983
December 31, 2007 – 85,073,983	472,739	472,618
Additional paid-in capital	30,486	29,669
Accumulated deficit	(118,260)	(102,497)
Accumulated other comprehensive income	48,732	42,282
Total stockholders’ equity	433,697	442,072
Total liabilities and stockholders’ equity	$1,133,963	$1,150,108

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUE
Royalty revenue	$28,929	$33,000
Product sales, net	47,727	42,486
License fees	53	472
	76,709	75,958

EXPENSES
License and royalty fees	4,371	5,441
Cost of products sold	25,849	22,792
Research and development	16,305	13,763
Selling, general and administration	27,843	23,455
Depreciation and amortization	8,477	8,155
In-process research and development [note 15]	2,500	-
	85,345	73,606

Operating (loss) income	(8,636)	2,352
Other income (expenses):
Foreign exchange gain	423	102
Investment and other income	756	8,802
Interest expense on long-term debt	(12,120)	(12,799)
Loss on redemption of available-for-sale securities	-	(8,157)

Total other expenses	(10,941)	(12,052)

Loss from continuing operations before income taxes	(19,577)	(9,700)
Income tax recovery	(3,814)	(3,029)

Loss from continuing operations	(15,763)	(6,671)
Loss from discontinued operations, net of income taxes [note 4]	-	(5,621)

Net loss	$(15,763)	$(12,292)
Basic net loss per common share:
Continuing operations	$(0.19)	$(0.08)
Discontinued operations	-	(0.07)
Total	$(0.19)	$(0.15)
Diluted net loss per common share:
Continuing operations	$(0.19)	$(0.08)
Discontinued operations	-	(0.07)
Total	$(0.19)	$(0.15)

Basic weighted average number of common shares outstanding (in thousands)	85,106	85,002

Diluted weighted average number of common shares outstanding (in thousands)	85,106	85,002

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares				Accumulated
			Additional		other		Total
			paid-in	Accumulated	comprehensive	Comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	loss	equity
Balance at December 31, 2006	84,983,735	$472,390	$25,082	$(34,893)	$36,113		$498,692
Adjustment for the adoption of FASB Interpretation No. (FIN) 48				(1,664)			(1,664)
Exercise of stock options for cash	30,248	79					79
Stock-based compensation			1,059				1,059
Net unrealized loss on available-for-sale securities, net of taxes					(3,253)	$(3,253)	(3,253)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes					3,097	3,097	3,097
Cumulative translation adjustment					(241)	(241)	(241)
Net loss				(12,292)		(12,292)	(12,292)
Comprehensive loss						$(12,689)

Balance at March 31, 2007	85,013,983	$472,469	$26,141	$(48,849)	$35,716		$485,477

	Common Shares				Accumulated
			Additional		other		Total
			paid-in	Accumulated	comprehensive	Comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	loss	equity
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072
Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)
Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(15,763)	$(12,292)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,474	9,251
Loss on redemption of available-for-sale securities	-	647
Unrealized foreign exchange gain	(12)	-
Impairment of assets from discontinued operations	-	8,879
Deferred leasehold inducements	(59)	(57)
Deferred income taxes	(5,680)	(8,664)
License fees	-	(419)
Stock-based compensation expense	817	1,059
Deferred revenue	(53)	(53)
Non-cash interest expense	558	558
In-process research and development	2,500	-
Net change in non-cash working capital items relating to operations [note 20]	(8,224)	(11,562)

Cash used in operating activities	$(16,442)	$(12,653)

INVESTING ACTIVITIES
Proceeds from short-term investments	-	9,396
Purchase of long-term investments	-	(5,000)
Proceeds from long-term investments	-	15,454
Purchase of property, plant and equipment	(3,397)	(1,311)
Purchase of intangible assets	-	(5,250)
In-process research and development	(2,500)	-
Other	69	(101)

Cash (used in) provided by investing activities	$(5,828)	$13,188

FINANCING ACTIVITIES
Deferred financing costs on long-term obligations	-	(1,674)
Proceeds from stock options exercised	121	79

Cash provided by (used in) financing activities	$121	$(1,595)

Effect of exchange rate changes on cash	615	(234)

Net decrease in cash and cash equivalents	(21,534)	(1,294)
Cash and cash equivalents, beginning of period	91,326	99,332

Cash and cash equivalents, end of period	$69,792	$98,038

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

Angiotech Pharmaceuticals, Inc. (the “Company”), is incorporated under the Business Corporations Act (British Columbia). The Company is a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies and medical products primarily for local diseases or for complications associated with medical device implants, surgical interventions and acute injury.

1.

BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations.  These consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company’s  audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report filed with the appropriate securities commissions.

In the opinion of management, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows at March 31, 2008 and for all periods presented, have been made.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

All amounts herein are expressed in U.S. dollars unless otherwise noted.  The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

2.

SIGNIFICANT ACCOUNTING POLICIES

Other than the changes in accounting policies described below in these interim consolidated financial statements, all accounting policies are the same as described in note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s 2007 Annual Report filed with the appropriate securities commissions.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements or SFAS 157.  SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial assets and liabilities for fiscal years beginning after November 15, 2007.  Adoption of SFAS 157 effective January 1, 2008 has not impacted the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Adoption of SFAS 159 effective January 1, 2008 has not impacted the Company’s financial position and results of operations.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development or EITF No. 07-03.  EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Adoption of EITF No. 07-03 effective January 1, 2008 on a prospective basis has not resulted in an adjustment to the Company’s financial statements.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 31, 2008. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160, but do not currently believe that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. We have not yet completed our evaluation of EITF 07-01, but do not currently believe that it will have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. We are still assessing the impact of this pronouncement.

4.

DISCONTINUED OPERATIONS

In the third quarter of 2006, the Company determined that certain operating subsidiaries acquired through the American Medical Instruments Holdings, Inc. (“AMI”), acquisition were not aligned with the Company’s current business strategy and, consequently, began actively looking to dispose of these operations. These operations were categorized as discontinued and include the following AMI subsidiaries: American Medical Instruments, Inc. located in Dartmouth, Massachusetts; Point Technologies, Inc. located in Boulder, Colorado; and Point Technologies S.A. located in Costa Rica. These operations were disposed of in the third quarter ended September 30, 2007 and no assets or liabilities related to these discontinued operations remained as of December 31, 2007. The net loss for these operations has been shown separately on the statements of operations. Included in long-term assets from discontinued operations prior to the disposition were intangible assets of $5.6 million and goodwill of $9.6 million relating to the medical products reportable segment. Management reviewed the carrying value of the discontinued operations and recorded impairment charge of $8.9 million for the three month period ended March 31, 2007.

The operating results of discontinued operations were included in the Consolidated Statements of Operations as “Loss from discontinued operations, net of income taxes.” The amounts for the three month period ended March 31, 2007 is summarized as follows:

Three months ended March 31
2007

Revenues	$3,042
Operating loss	(483)
Impairment charge	(8,879)
Loss before income taxes	(9,362)
Income tax recovery	(3,741)
Loss from discontinued operations	$(5,621)
Loss per common share:
Basic	$(0.07)
Diluted	$(0.07)
Shares used in computing loss per share:
Basic	85,002
Diluted	85,002

5.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, deposits, long term investments, accounts payable and accrued liabilities, income taxes payable and interest payable, the carrying amounts approximate fair value due to their short-term nature. The total fair value of the long term debt approximates $412,400,000 as at March 31, 2008 (December 31, 2007 - $516,906,000). The fair value of the long term debt is based primarily on quoted market prices at March 31, 2008 and December 31, 2007, and is not necessarily indicative of the amount that would be realized in a current market exchange.

Financial risk includes interest rate risk, exchange rate risk and credit risk.  Interest rate risk arises due to the Company’s cash and cash equivalents and long term debt bearing fixed interest rates.  Foreign exchange rate risk arises as a portion of the Company’s investments which finance operations and a portion of the Company’s expenses are denominated in other than U.S. dollars.  Credit risk arises as the Company provides credit to its customers in the normal course of business.  The Company carries out credit evaluations of its customers on a continuing basis. At March 31, 2008, accounts receivable is net of an allowance for uncollectible accounts of $257,000 (December 31, 2007 - $214,000). The Company does not use derivative instruments to hedge against any of these financial risks.

6.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	March 31,	December 31,
	2008	2007
U.S. dollars	$45,995	$68,817
Canadian dollars	10,962	15,488
Swiss franc	5,201	3,870
Euro	2,475	1,395
Danish krone	2,920	1,756
Other	2,239	-
	$69,792	$91,326

7.

INVENTORIES

	March 31,	December 31,
	2008	2007
Raw materials	$8,317	$8,357
Work in process	12,851	12,772
Finished goods	12,041	12,518
	$33,209	$33,647

8.

LONG TERM INVESTMENTS

		Gross	Approximate
		Unrealized	market and
March 31, 2008	Cost	Losses	carrying value
Available-for-sale equity securities	$22,188	$(8,422)	$13,766
Investments recorded at cost	6,560	-	6,560
Long Term Investments	$28,748	$(8,422)	$20,326

		Gross	Approximate
		Unrealized	market and
December 31, 2007	Cost	Losses	carrying value
Available-for-sale equity securities	$22,188	$(4,289)	$17,899
Investments recorded at cost	6,557	-	6,557
Long Term Investments	$28,745	$(4,289)	$24,456

Long-term investments as at March 31, 2008 and December 31, 2007 include investments in biotechnology companies with which the Company has collaborative agreements.  Gross unrealized losses on long-term investments classified as available for sale at March 31, 2008 relate to two securities which have been in an unrealized loss position for less than five months. The Company has determined that the decline in value is due to variability inherent in the biotechnology industry, has the intent and ability to hold the investments until recovery and is therefore temporary in nature.

9.

PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
March 31, 2008	Cost	depreciation	value
Land	$10,716	$-	$10,716
Buildings	19,880	1,788	18,092
Leasehold improvements	11,734	4,099	7,635
Manufacturing equipment	22,430	6,028	16,402
Research equipment	7,734	3,716	4,018
Office furniture and equipment	3,778	2,196	1,582
Computer equipment	8,798	6,265	2,533
	$85,070	$24,092	$60,978

		Accumulated	Net book
December 31, 2007	Cost	depreciation	value
Land	$10,692	$-	$10,692
Buildings	19,783	1,441	18,342
Leasehold improvements	10,647	3,722	6,925
Manufacturing equipment	21,041	5,246	15,795
Research equipment	6,804	3,511	3,293
Office furniture and equipment	3,703	1,995	1,708
Computer equipment	8,342	5,910	2,432
	$81,012	$21,825	$59,187

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three month period ended March 31, 2008 amounted to $1,889,000 (March 31, 2007 - $1,965,000).

10.

INTANGIBLE ASSETS AND GOODWILL

(a) Intangible assets

		Accumulated	Net book
March 31, 2008	Cost	amortization	value

Acquired technologies	$127,316	$43,031	$84,285
Customer relationships	112,102	25,530	86,572
In-licensed technologies	56,586	19,219	37,367
Trade names and other	15,687	3,891	11,796
	$311,691	$91,671	$220,020

		Accumulated	Net book
December 31, 2007	Cost	amortization	value

Acquired technologies	$127,316	$39,952	$87,364
Customer relationships	110,953	23,052	87,901
In-licensed technologies	56,042	17,341	38,701
Trade names and other	15,257	3,334	11,923
	$309,568	$83,679	$225,889

(b) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for March 31, 2008 and December 31, 2007, in total and by reportable segment:

	Pharmaceutical	Medical	Total
	Technologies	Products
Balance, December 31, 2006	$46,071	$592,284	$638,355
Goodwill acquired upon milestone payment	-	10,000	10,000
Goodwill related to FIN 48 accrual	-	1,173	1,173
Goodwill transferred to Medical Products segment (i)	(22,578)	22,578	-
Foreign currency revaluation adjustments for goodwill denominated in foreign currencies	-	9,983	9,983

Balance, December 31, 2007	$23,493	$636,018	$659,511
Foreign currency revaluation adjustments for goodwill
denominated in foreign currencies	-	8,180	8,180

Balance, March 31, 2008	$23,493	$644,198	$667,691

i)

In conjunction with the reorganization of segment reporting (note 17), the Company reclassified goodwill related to certain technology programs, previously allocated in the pharmaceutical technologies segment, to the medical products segment.

Goodwill is tested for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill. When the carrying value of a reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Circumstances that could trigger an impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand and unanticipated competition. We estimate fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates. If future cash flows are less than those projeted, an impairment charge may become necessary that could have a material impact on our financial position and results of operations.

11.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2008	December 31, 2007
Trade accounts payable	$8,146	$7,130
Accrued license and royalty fees	1,565	5,697
Employee-related accruals	15,249	14,897
Accrued professional fees	11,376	8,530
Accrued contract research	1,338	834
Other accrued liabilities	9,893	10,401
	$47,567	$47,489

12.

LONG-TERM DEBT

	March 31, 2008	December 31, 2007
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000
	$575,000	$575,000

13.

INCOME TAXES

For the three month period ended March 31, 2008 we recorded an income tax recovery of $3.8 million compared to an income tax recovery of $3.0 million for the three month period ended March 31, 2007. The income tax recovery for the first quarter of 2008 is primarily due to a net loss from operations and the amortization of identifiable intangible assets. The income tax recovery also includes a current charge of $0.3 million related to an accrual under FIN 48.

The effective tax rate for the three month period ended March 31, 2008 was 19.5% compared to an effective tax rate of 31.2% for the same period in 2007.

The effective tax rate for the current period is lower than the statutory Canadian tax rate of 31.5% and is primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

14.

SHARE CAPITAL

During the three month period ended March 31, 2008, the Company issued 48,000 common shares upon exercises of stock options.  The Company issues new shares to satisfy stock option exercises.

a)

Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the stockholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded the previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plan and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, directors of the Company, and persons providing ongoing management or consulting services to the Company.  The Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option.  The exercise price of the options is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the 2004 Plan, the term may not exceed five years.  For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years.  Options granted are also subject to certain vesting provisions.  Options generally vest monthly after being granted over varying terms from 2 to 4 years.

A summary of CDN dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value (in CDN$)
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Exercised	48,000	2.50
Forfeited	127,000	15.74
Outstanding at March 31, 2008	7,500,944	$15.63	2.93	$-
Exercisable at March 31, 2008	6,272,728	$16.60	2.75	$-

These options expire at various dates from June 5, 2008 to December 17, 2012.

A summary of U.S. dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$-
Forfeited	240,000	11.35
Outstanding at March 31, 2008	811,218	$8.81	3.62	$-
Exercisable at March 31, 2008	272,315	$10.62	2.71	$-

These options expire at various dates from January 26, 2010 to November 30, 2012.

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan which were subject to closing the acquisition of AMI by the Company.  Each AMI stock option will convert into approximately 3,852 Angiotech shares upon exercise.   All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon acquisition. Under the AMI stock option plan, options to purchase common stock of AMI may be granted to certain employees and directors at an exercise price equal to the estimated fair market value of the underlying stock on the date of grant. All options have a term of ten years and vest over a six year graded vesting schedule with certain provisions for accelerated vesting.  No further stock options will be granted out of AMI’s 2003 Stock Option Plan.  A total of 1,171,092 Angiotech shares were reserved to accommodate future exercises of the AMI options.

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007 and March 31, 2008	443,012	$15.44	7.94	$-
Exercisable at March 31, 2008	55,378	$15.44	7.94	$-

These options expire on March 8, 2016.

b)

Stock-based compensation expense

The Company recorded stock-based compensation expense of $817,000 for the three month period ended March 31, 2008 ($1,059,000 for the three month period ended March 31, 2007) relating to awards granted under its stock option plan, modified or settled subsequent to October 1, 2002.

The weighted average fair value of stock options granted in the three month period ended March 31, 2008 and 2007 are presented below:

	Three months ended March 31,
	2008	2007
CDN$ options	$n/a	$3.07
U.S. options	$n/a	$2.34

A summary of the status of the Company’s nonvested options as of March 31, 2008 and changes during the three month period ended March 31, 2008, is presented below:

Nonvested CDN dollar options	No. of optioned shares	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2007	1,429,134	$4.53
Vested	(135,283)	5.90
Forfeited	(65,635)	4.95
Nonvested at March 31, 2008	1,228,216	$3.62

Nonvested U.S. dollar options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2007	732,285	$2.68
Vested	(62,549)	2.92
Forfeited	(130,833)	2.86
Nonvested at March 31, 2008	538,903	$2.46

Nonvested AMI options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2007	443,012	$6.51
Vested	(55,378)	6.51
Nonvested at March 31, 2008	387,634	$6.51

As of March 31, 2008, there was $4,577,000 of total unrecognized compensation cost related to nonvested stock options granted under the Angiotech Plan.  These costs are expected to be recognized over a weighted average period of 1.99 years.

As of March 31, 2008, there was $324,000 of total unrecognized compensation cost related to the nonvested AMI stock options.  These costs are expected to be recognized over a period of 4.00 years on a straight-line basis as a charge to income.  The total fair value of options vested during the three month period ended March 31, 2008 was $360,000.

During the three month period ended March 31, 2008 and 2007 the following activity occurred:

	Three months ended March 31,
(in thousands)	2008	2007
Total intrinsic value of stock options exercised
CDN dollar options	$33	$171
U.S. dollar options	n/a	n/a

Total fair value of stock awards vested	$1,070	$829

Cash received from stock option exercises for the three month period ended March 31, 2008 was $121,000.

15.

IN-PROCESS RESEARCH AND DEVELOPMENT

During the three month ended March 31, 2008, the Company made in-process research and development payment of $2,500,000 to Rex Medical LP (March 31, 2007 - $nil).

16.

COMMITMENTS AND CONTINGENCIES

(a) Commitments

i)

The Company is committed to minimum commercialization expenditures, including sales and marketing, research and development, and corporate support on the technology acquired from Quill Medical Inc. of $12.4 million between January 1, 2008 and June 30, 2009.

ii)

The Company has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements.

(b) Contingencies

i)

The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business.  Such matters are subject to many uncertainties.  Management believes that adequate provisions have been made in the accounts where required and the ultimate resolution of such contingencies will not have a material adverse effect on the financial position of the Company. However, we are not able to predict the outcome of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if we do not prevail in the final, non-appealable determinations of such matters. Therefore, the Company has no current accruals for these potential contingencies. The Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

ii)

Boston Scientific Corporation (“BSC”), a licensee, is often involved in legal proceedings (to which the Company is not a party) concerning challenges to its stent business. If a party opposing BSC is successful, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time.

iii)

On February 18, 2005, a claim was filed by Conor MedSystems Inc. (“Conor”) in a court in the United Kingdom alleging that the Company's stent patent EP (UK) 0 706 376 patents is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position, and on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court.  The House of Lords has decided to review the decisions of these lower courts, and to this end a hearing has been set for May 6 – 8, 2008.  Conor has withdrawn from these proceedings, and its case will be taken up by the UK Comptroller General of Patents, Designs and Trade Marks.

iv)

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent.  On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on May 29, 2008. The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

v)

On December 9, 2005, the Company together with BSC commenced a legal action in the Netherlands against Biosensors International Group Ltd. and six related companies including Occam International BV, requesting a preliminary injunction against the sale of the Axxion™ stent.  In March 2006, a Dutch court ruled against Angiotech’s request for a preliminary injunction.  An appeal was filed by Angiotech and may be heard late in 2008.

vi)

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court, however in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office. In January 2008, Angiotech appealed this decision to Japan’s Supreme Court, and we are waiting to hear whether the Supreme Court will agree to hear our appeal.

vii)

On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, Angiotech as Buyer, and LaSalle Bank as Escrow Agent, executed an Escrow Agreement under which Angiotech deposited $20 million with LaSalle.  On April 4, 2007, LaSalle Bank received an Escrow Claim Notice issued by Angiotech, which directed LaSalle to remit the $20 million to Angiotech as Buyer.  On or about Apri1 16, 2007, LaSalle received from RoundTable a Notice of Objection to Angiotech's Escrow Claim Notice.  On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute.  After various hearings and discussions, Angiotech executed a Joint Letter of Direction allowing the release of $6,512,319 to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million.  On March 21, 2008, this action was moved to the US District Court Southern District of New York.  Discussions are on-going between the parties and court to resolve this dispute.

viii)

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies (“MDT”) of two U.S. patents owned by Dr. Baran.  These patents allegedly cover MDT’s BioPince™ automated biopsy device, which had 2005 sales of $3.6 million.  On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005.  We consider the decision to be largely favorable to Angiotech.  We are now in the discovery phase of this litigation.  No hearing date has yet been set by the court.

ix)

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  This decision of the opposition board may be appealed. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006, however the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), briefs are being exchanged. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.

17.

SEGMENTED INFORMATION

The Company operates in two reportable segments:  (i) Pharmaceutical Technologies and (ii) Medical Products.

During the fourth quarter of 2007, the Company changed the composition of its two reporting segments. Operating segments are based on the differences and the principal sources of royalty revenues versus product sales. In addition, the Company changed its measure of segment from operating income to gross margin.

The Pharmaceuticals Technologies segment includes royalty revenue and gross margin generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Medical Products segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies.

All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Revenue
Pharmaceutical Technologies	$28,982	$33,472
Medical Products	47,727	42,486

Total revenue	76,709	75,958
Licence and royalty fees – Pharmaceutical Technologies	4,371	5,441
Cost of products sold – Medical Products	25,849	22,792
Gross margin
Pharmaceutical Technologies	24,611	28,031
Medical Products	21,878	19,694

Total gross margin	46,489	47,725
Research and development	16,305	13,763
Selling, general and administration	27,843	23,455
Depreciation and amortization	8,477	8,155
In-process research and development	2,500	-
Operating (loss) income	(8,636)	2,352
Other expenses	(10,941)	(12,052)

Loss from continuing operations before income taxes	$(19,577)	$(9,700)

During the three month period ended March 31, 2008, revenue from one licensee represented approximately 35% of total revenue (42% for the three month period ended March 31, 2007).

The following table represents total assets for each reportable segment at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Total assets
Pharmaceutical Technologies	$198,106	$214,030
Medical Products	935,857	936,078
Total assets	$1,133,963	$1,150,108

The following table represents capital expenditures for each reportable segment at March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Capital expenditures
Pharmaceutical Technologies	$535	$151
Medical Products	3,524	1,160
Total capital expenditures	$4,059	$1,311

18.

RESTRUCTURING CHARGES

During the three month ended March 31, 2008, the Company recorded charges of $1.7 million for plant closure and relocation activities associated with capacity rationalization and consolidation in the Medical Products segment. The restructuring charges during the three months ended March 31, 2008 included $1.0 million related to employee severance benefits at the Company’s Syracuse location and $0.7 million related to various relocation activities at both the Company’s Syracuse and Puerto Rico locations.

The severance charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. In connection with the restructuring plan, the Company plans to terminate approximately 152 employees from the Syracuse location representing approximately 10% of our workforce over the next 3 to 6 months. The estimated total severance obligation is $4.7 million. The estimated total severance obligation was calculated using forecasted cash flows, discounted as prescribed by SFAS 146, using a credit-adjusted risk-free rate of 9%. The terms of the severance require that employees continue to provide services throughout the transition period in order to be eligible to receive the severance benefits. As the employees are required to continue to provide services in order to receive the severance, in June 2007, the Company accrued severance costs of $1.3 million representing the minimum severance benefits the employees were legally entitled to receive at that time. The remaining estimated total severance obligation of $3.4 million is being recorded monthly over the initial estimated retention period being the 12 month period ending June 2008. The total monthly severance charge for the three month ended March 31, 2008 was $1.0 million (including accretion expense of $0.1 million) and is expected to be approximately $284,000 per month for the remaining estimated retention period of 3 to 6 months.

The charges related to relocation activities are being recorded as incurred.

The charges are recorded to selling, general and administration costs in the statement of operations. The Company expects to satisfy the severance obligations through salary continuance. The expense and accrual recorded in accordance with SFAS 146 require the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Changes in the Company’s accrual for restructuring charges were as follows:

Severance Benefits

Balance, December 31, 2006	$-
Severances charged	3,075
Accretion expense	152
Balance, December 31, 2007	3,227
Severances charged	923
Accretion expense	85
Balance, March 31, 2008	$4,235

19.

LOSS PER SHARE

Loss per share was calculated as follows:

	Three months ended March 31,
	2008	2007
Numerator:
Net loss from continuing operations	$(15,763)	$(6,671)
Net loss from discontinued operations, net of income
taxes	-	(5,621)
Net loss	$(15,763)	$(12,292)

Denominator:
Basic weighted average common shares outstanding	85,106	85,002
Dilutive effect of stock options	-	-
Diluted weighted average common shares outstanding	85,106	85,002
Basic net loss per common share:
Continuing operations	$(0.19)	$(0.08)
Discontinued operations	$-	$(0.07)
Total	$(0.19)	$(0.15)
Diluted net loss per common share:
Continuing operations	$(0.19)	$(0.08)
Discontinued operations	$-	$(0.07)
Total	$(0.19)	$(0.15)

20.

CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended March 31,
	2008	2007
Accrued interest on short-term and long-term investments	$-	$(278)
Accounts receivable	(4,376)	676
Inventories	773	(3,472)
Prepaid expenses and other assets	1,530	169
Accounts payable and accrued liabilities	(909)	(4,885)
Income taxes payable	175	292
Interest payable	(5,417)	(4,064)
	$(8,224)	$(11,562)

Supplemental disclosure:

	Three months ended March 31,
	2008	2007
Accrued milestone payment	$-	$10,000

21.

CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of March 31, 2008 and December 31, 2007, and for the quarters ended March 31, 2008 and 2007 for the direct and indirect subsidiaries of the Company that serve as guarantors of the $250 million 7.75% senior subordinated notes issued on March 23, 2006 due in 2014 and the senior floating rate notes issued on December 11, 2006 due in 2013, and for the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Company.  All of the Company’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

March 31, 2008

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals
ASSETS
Current assets
Cash and cash equivalents	$22,058	$9,290	$38,444	$-	$69,792
Accounts and notes receivable	407,049	77,440	303,671	(760,390)	27,770
Inventories	-	24,945	8,833	(569)	33,209
Deferred income taxes, current portion	-	5,681		-	5,681
Prepaid expenses and other current assets	1,389	3,892	261	-	5,542
Total current assets	$430,496	$121,248	$351,209	$(760,959)	$141,994

Long-term investments	$19,591	$-	$735	$-	$20,326
Property, plant and equipment	15,666	35,862	9,450	-	60,978
Investment in subsidiaries	474,527	425,612	-	(900,139)	-
Intangible assets	17,226	175,307	27,487	-	220,020
Goodwill	-	543,235	124,456	-	667,691
Deferred income taxes	2,497	-		-	2,497
Deferred financing costs	13,041	-	-	-	13,041
Other assets	954	6,462	-	-	7,416
Total assets	$973,998	$1,307,726	$513,337	$(1,661,098)	$1,133,963

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, notes payable
and accrued liabilities	$9,727	$693,013	$105,115	$(760,288)	$47,567
Income taxes payable	(14,652)	6,945	15,798	-	8,091
Interest payable on long-term debt	1,910	-	-	-	1,910
Deferred revenue, current portion	-	-	210	-	210
Deferred income taxes, current portion
Total current liabilities	$(3,015)	$699,958	$121,123	$(760,288)	$57,778

Deferred revenue	$-	$-	$1,158	$-	$1,158
Deferred leasehold inducement	2,722	12	-	-	2,734
Deferred income taxes	-	45,769	10,770	(32)	56,507
Other tax liabilities	2,708	2,248	-	-	4,956
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	527	1,606	-	2,133
Total non-current liabilities	$580,430	$48,556	$13,534	$(32)	$642,488

Stockholders' equity
Share capital	$472,739	$651,996	$262,208	$(914,204)	$472,739
Additional paid-in capital	30,486	139,233	107,679	(246,912)	30,486
Accumulated deficit	(118,260)	(229,287)	(29,295)	258,582	(118,260)
Accumulated other comprehensive income	11,618	(2,730)	38,088	1,756	48,732
Total stockholders' equity	$396,583	$559,212	$378,680	$(900,778)	$433,697
Total liabilities and stockholders' equity	$973,998	$1,307,726	$513,337	$(1,661,098)	$1,133,963

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals
ASSETS
Current assets
Cash and cash equivalents	$23,790	$20,334	$47,202	$-	$91,326
Accounts and notes receivable	391,066	69,059	302,607	(740,054)	22,678
Inventories	-	26,563	7,821	(737)	33,647
Deferred income taxes, current portion	-	5,964	-	-	5,964
Prepaid expenses and other current assets	2,331	4,041	698	-	7,070
Total current assets	$417,187	$125,961	$358,328	$(740,791)	$160,685

Long-term investments	23,724	-	732	-	24,456
Property, plant and equipment	15,464	35,168	8,555	-	59,187
Investment in subsidiaries	518,304	438,673	-	(956,977)	-
Intangible assets	17,931	185,199	22,759	-	225,889
Goodwill	-	561,883	97,628	-	659,511
Deferred financing costs	13,600	-	-	-	13,600
Other assets	81	6,699	-	-	6,780
Total assets	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable, notes payable and accrued liabilities	$15,939	$675,801	$95,795	$(740,046)	$47,489
Income taxes payable	(15,242)	7,232	15,924	-	7,914
Interest payable on long-term debt	7,327	-	-	-	7,327
Deferred revenue, current portion	-	-	210	-	210
Total current liabilities	$8,024	$683,033	$111,929	$(740,046)	$62,940

Deferred revenue	-	-	1,211	-	1,211
Deferred leasehold inducement	2,782	12	-	-	2,794
Deferred income taxes	2,472	55,810	6,031	(4,945)	59,368
Other tax liabilities	2,472	2,221	-	-	4,693
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	609	1,421	-	2,030
Total non-current liabilities	$582,726	$58,652	$8,663	$(4,945)	$645,096

Stockholders' equity
Share capital	472,618	651,995	262,208	(914,203)	472,618
Additional paid-in capital	29,669	139,234	110,670	(249,904)	29,669
Accumulated earnings/ (deficit)	(102,497)	(200,391)	(9,183)	209,574	(102,497)
Accumulated other comprehensive income	15,751	21,060	3,715	1,756	42,282
Total stockholders' equity	$415,541	$611,898	$367,410	$(952,777)	$442,072
Total liabilities and stockholders' equity	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

Condensed Consolidating Income Statement

Quarter Ended March 31, 2008

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$27,202	$524	$1,203	$-	$28,929
Product sales, net	-	31,887	16,992	(1,152)	47,727
License fees	-	(21)	74	-	53
	$27,202	$32,390	$18,269	$(1,152)	$76,709
EXPENSES
License and royalty fees	$4,368	$3	$-	$-	$4,371
Cost of products sold	-	16,327	10,104	(582)	25,849
Research and development	9,656	6,362	287	-	16,305
Intercompany R&D charges	1,432	(1,952)	419	101	-
Selling, general and administration	7,106	15,554	5,183	-	27,843
Depreciation and amortization	1,162	6,012	1,167	136	8,477
In-process research and development	-	2,500	-	-	2,500
	$23,724	$44,806	$17,160	$(345)	$85,345
Operating income	3,478	(12,416)	1,109	(807)	(8,636)
Other income (expenses) :
Foreign exchange gain (loss)	$(54)	$4,824	$(4,296)	$(51)	$423
Investment and other income	351	62	340	3	756
Interest income (expense)	119	(18,226)	5,990	(3)	(12,120)
Dividend income	20,000	-	-	(20,000)	-
Management fees	(617)	572	(56)	101	-
Total other income (expenses)	$19,799	$(12,768)	$1,978	$(19,950)	$(10,941)
Income (loss) from continuing operations before income taxes	$23,277	$(25,184)	$3,087	$(20,757)	$(19,577)
Income tax expense (recovery)	212	(5,958)	1,932	-	(3,814)
Income (loss) from continuing operations	23,065	(19,226)	1,155	(20,757)	(15,763)
Subsidiaries income (loss)	$(37,014)	$(10,096)	$-	$47,110	$-
Income (loss) from discontinued operations, net of income taxes	-	-	-	-	-
Net (loss) income	$(13,949)	$(29,322)	$1,155	$26,353	$(15,763)

Condensed Consolidating Income Statement

Quarter Ended March 31, 2007

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$31,824	$130	$1,046	$-	$33,000
Product sales, net	-	30,413	12,073	-	42,486
License fees	-	(45)	517	-	472
	$31,824	$30,498	$13,636	$-	$75,958
EXPENSES
License and royalty fees	$5,436	$2	$3	$-	$5,441
Cost of products sold	-	14,960	7,832	-	22,792
Research and development	7,629	5,521	613	-	13,763
Intercompany R&D charges	1,067	(1,503)	373	63	-
Selling, general and administration	8,346	13,044	2,065	-	23,455
Depreciation and amortization	1,182	6,472	237	264	8,155
	$23,660	$38,496	$11,123	$327	$73,606
Operating income	8,164	(7,998)	2,513	(327)	2,352
Other income (expenses) :
Foreign exchange gain (loss)	$220	$59	$(177)	$-	$102
Investment and other income	998	7,394	1,610	(1,200)	8,802
Interest income (expense)	(3,518)	(15,590)	6,309	-	(12,799)
Loss on redemption of available-for-sale securities	-	(8,157)	-	-	(8,157)
Management fees	(457)	421	(27)	63	-
Total other income (expenses)	$(2,757)	$(15,873)	$7,715	$(1,137)	$(12,052)
Income (loss) from continuing operations before income taxes	$5,407	$(23,871)	$10,228	$(1,464)	$(9,700)
Income tax expense (recovery)	(1,724)	(2,934)	1,450	179	(3,029)
Income (loss) from continuing operations	7,131	(20,937)	8,778	(1,643)	(6,671)
Subsidiaries income (loss)	$(17,994)	$9,014	$-	$8,980	$-
Income (loss) from discontinued operations, net of income taxes	-	(5,828)	207	-	(5,621)
Net (loss) income	$(10,863)	$(17,751)	$8,985	$7,337	$(12,292)

Condensed Consolidating Statement of Cash Flows

Quarter Ended March 31, 2008

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$3,876	$(8,771)	$8,453	$(20,000)	$(16,442)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(658)	$(2,378)	$(361)	$-	$(3,397)
In-process research and development	(2,500)	-	-	-	(2,500)
Other assets	(878)	762	185	-	69
Cash (used in) provided by investing activities	$(4,036)	$(1,616)	$(176)	$-	$(5,828)

FINANCING ACTIVITIES:
Share capital issued	$-	$-	$-	$-	$-
Dividends paid	-	-	(20,000)	20,000	-
Notes receivable / payable	(1,693)	(677)	2,370	-	-
Proceeds from stock options exercised and share capital issued	121	-	-	-	121
Cash (used in) provided by financing activities	$(1,572)	$(677)	$(17,630)	$20,000	$121

Effect of exchange rate changes on cash	-	20	595	-	615
Net increase (decrease) in cash and cash equivalents	(1,722)	(11,044)	(8,758)	-	(21,534)
Cash and cash equivalents, beginning of year	23,790	20,334	47,202	-	91,326
Cash and cash equivalents, end of year	$22,058	$9,290	$38,444	$-	$69,792

Condensed Consolidating Statement of Cash Flows

Quarter Ended March 31, 2007

	Parent Company
	Angiotech		Non -
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(11,119)	$(23,205)	$23,114	$(1,443)	$(12,653)

INVESTING ACTIVITIES:
Proceeds from short-term investments	$-	$9,396	$-	$-	$9,396
Purchase of long-term investments	(5,000)	10,000	-	(10,000)	(5,000)
Proceeds from long-term investments	-	15,454	-	-	15,454
Purchase of property, plant and equipment	(85)	4,146	(5,372)	-	(1,311)
Investment in subs	-	(13,000)	(82)	13,082	-
Purchase of intangibles assets	-	(5,250)	-	-	(5,250)
Other assets	399	(500)	-	-	(101)
Cash (used in) provided by investing activities	$(4,686)	$20,246	$(5,454)	$3,082	$13,188

FINANCING ACTIVITIES:
Deferred financing costs on long- term obligations	$(1,674)	$-	$-	$-	$(1,674)
Share capital issued	79	-	-	-	79
Dividends paid	-	-	-	-	-
Notes receivable / payable	(65)	4,838	(4,773)	-	-
Cash (used in) provided by financing activities	$(1,660)	$4,838	$(4,773)	$-	$(1,595)

Effect of exchange rate changes on cash	(206)	(429)	427	(26)	(234)
Net increase (decrease) in cash and cash equivalents	(17,671)	1,450	13,314	1,613	(1,294)
Cash and cash equivalents, beginning of year	59,495	12,309	27,528	-	99,332
Cash and cash equivalents, end of year	$41,824	$13,759	$40,842	$1,613	$98,038

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three month period ended March 31, 2008

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”), dated April 24, 2008, provides an update to the MD&A for the year ended December 31, 2007 and should be read in conjunction with our unaudited consolidated financial statements for the three month period ended March 31, 2008 and our audited consolidated financial statements for the year ended December 31, 2007, both of which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2007 audited consolidated financial statements and 2007 Annual Information Form (“AIF”), is available by accessing the SEDAR website at www.sedar.com or the EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this report that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for 2008 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in drug discovery and clinical development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; the requirement for substantial funding to conduct research and development and to expand commercialization activities or consummate acquisitions; and any other factors that may affect our performance.

In addition, our business is subject to certain operating risks that may cause the actual results expressed or implied by the forward-looking statements in this report to differ materially from our actual results. These operating risks include: our ability to attract and retain qualified personnel; our ability to successfully complete preclinical and clinical development of our products; changes in business strategy or development plans; our failure to obtain patent protection for discoveries; loss of patent protection resulting from third-party challenges to our patents; commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; our ability to obtain and enforce timely patent and other intellectual property protection for our technology and products; the ability to enter into, and to maintain, corporate alliances relating to the development and commercialization of our technology and products; market acceptance of our technology and products; our ability to successfully manufacture, market and sell our products; the continued availability of capital to finance our activities; our ability to continue to service our debt obligations; our ability to achieve the financial benefits expected as a result of our acquisition of American Medical Instruments Holdings, Inc (“AMI”); and any other factors referenced in our other filings with the applicable Canadian securities regulatory authorities or the SEC.

For a more thorough discussion of the risks associated with our business, see the section entitled “Risk Factors” in this report.

Given these uncertainties, assumptions and risk factors, readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained in this report to reflect future results, events or developments.

This report contains forward-looking information that constitutes "financial outlooks" within the meaning of applicable Canadian securities laws.  We have provided this information to give shareholders general guidance on management's current expectations of certain factors affecting our business, including our financial results.  Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, readers are cautioned that the information may not be appropriate for other purposes.

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the three months ended March 31, 2008, we recorded $47.7 million in sales of medical products and $29.0 million in royalties and license fees received from our partners.

Our research and development efforts focus on understanding and characterizing biological conditions that often occur concurrent with medical device implantation, surgery or acute trauma, including scar formation and inflammation, cell proliferation, bleeding and coagulation, infection, and tumor tissue overgrowth. Our strategy is to utilize our various technologies in the areas of drugs, drug delivery, surface modification, biomaterials and medical devices to create and commercialize novel, proprietary medical products that reduce surgical procedure side effects, improve surgical outcomes, shorten hospital stays, or are easier or safer for a physician to use.

We develop our products using a proprietary and systematic discovery approach. We use our drug screening capabilities to identify new uses for known pharmaceutical compounds. We look for compounds that address the underlying biological causes of conditions that can occur with medical device implantation, surgery or acute trauma. Once appropriate drugs have been identified, we work to formulate the drug, or a combination of drugs, with our portfolio of drug, drug delivery and surface modification technologies and biomaterials to develop a novel surgical implant or medical device. We have patent protected, or have filed patent applications for, our technology and many of our products and potential product candidates.  Our portfolio of intellectual property developed, licensed or acquired to date includes over 250 issued U.S. patents and 230 pending U.S. patent applications and over 620 issued non-U.S. patents and 560 pending non-U.S. patent applications.

We operate in two segments: Pharmaceutical Technologies and Medical Products.

Pharmaceutical Technologies:

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing partnerships with major medical device, pharmaceutical or biomaterials companies and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies. Currently our principal revenues in this segment are from royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems incorporating the drug paclitaxel.

Medical Products:

Our Medical Products segment manufactures and markets a wide range of single-use specialty medical products, primarily medical device products and medical device components. These products are sold directly to end users or other third party medical device manufacturers. This segment contains two specialized direct sales and distribution organizations as well as significant manufacturing capabilities. Many of our medical products are made using our proprietary manufacturing processes, or are protected by our intellectual property. Our Medical Products segment may apply certain of our proprietary technologies to its products to create novel, next generation medical products to market directly to end users or medical products distributors.

Significant Recent Developments

•

On April 21, 2008 we announced that we had elected to suspend enrollment in our U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections that have been observed between the two study groups. The U.S. and EU trials each consist of  two study groups; (1) patients who received the graft / Vascular Wrap combination; and, (2) patients who received the graft alone. At the onset of this study an independent Data Safety Monitoring Board (DSMB) was established by Angiotech in the U.S. to monitor any unexpected risks or safety issues. Angiotech recently submitted a safety summary of adverse events from the U.S. clinical trial to the DSMB, based upon having reached the 25% enrolment threshold in the U.S. clinical trial. Subsequent to that submission, Angiotech received a communication from the DSMB that one of the study groups had a greater incidence of implant site infection in comparison with the other study group.  Angiotech is blinded to the groups and not currently aware of whether the increased rate of infection is in the patient group that received the graft / Vascular Wrap combination or in the patient group that received the graft alone. As a result of these observations, Angiotech has elected to notify physicians to suspend further enrolment in the trials, pending a full review of the potential cause of the implant site infections. Angiotech is conducting a detailed analysis that seeks to determine the root cause of the imbalance between the two study groups, and will work with its Clinical Events Committee, the DSMB, the Medicines and Healthcare products Regulatory Agency (“MHRA”)  and the U.S. Food and Drug Administration (“FDA”)  to make near term decisions about any potential resumption of the clinical trials.

•

On April 17, 2008, we announced we had received 510(k) clearance from the FDA to market and sell our anti-infective 5-Fluorouracil-eluting (“5-FU”) central venous catheter (“CVC”) product in the U.S.

•

On March 18, 2008, we announced clinical trial results from our 5-FU CVC product candidate. The results were obtained from our 960 patient clinical trial comparing our 5-FU CVC with a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC. Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study, specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS.

•

On April 4, 2008, we announced that Cook Medical Inc.’s (“Cook”) Zilver® PTX™ drug-eluting peripheral stent was recently released for sale in certain regions worldwide, including in New Zealand. The Zilver PTX is the world’s first drug-eluting stent for peripheral arterial disease. Under the terms of our 1997 License Agreement with Cook, we are entitled to receive royalty payments upon the commercial sale of paclitaxel-eluting peripheral vascular stent products, including the Zilver PTX. The Zilver PTX is currently undergoing multiple clinical trials in the U.S., Japan, and the EU to assess product safety and efficacy.

•

On March 13, 2008, we announced we had entered into a definitive licensing agreement with privately held Rex Medical, LP (“Rex Medical”) for exclusive worldwide rights to market and distribute the Option™ inferior vena cava (IVC) filter, a medical device that is implanted into the body’s inferior vena cava to prevent pulmonary embolism. Rex Medical expects to complete enrolment of its U.S. clinical study for the Option IVC filter in the treatment of pulmonary embolism by the end of the second quarter of 2008, and expects to file a 510(k) clearance document with the FDA during 2008. Rex Medical has also filed for a CE Mark for the Option IVC filter, and is awaiting approval from the European regulatory bodies. Pending regulatory approvals, it is expected that the Option IVC Filter will be available for commercial sale through our Interventional sales force in the U.S. and in the EU by the end of 2008.

Clinical Programs

We currently have multiple product candidates that are in various stages of research and clinical development.  The following table summarizes our most advanced product candidates and their stage of development:

Product	Indications	Regulatory Status	Commercial Rights

Anti-Infective Central Venous Catheter	Critical Care	510(k) clearance granted in April 2008	Angiotech

Vascular WrapTM (paclitaxel-eluting mesh)	Peripheral vascular disease	Filed for CE Mark in November 2006	Angiotech
Arteriovenous access

U.S. pivotal human clinical study initiated in March 2007. Clinical study enrollment suspended in April 2008.

EU pivotal human clinical study initiated in May 2007. Clinical study enrollment suspended in April 2008.

Angiotech

TAXUS Liberté™ (paclitaxel-eluting coronary stent)	Coronary artery disease	Pivotal study (“ATLAS”) filed for U.S. approval; commercially available in the E.U. and various other countries outside the U.S.	BSC

TAXUS Element™ (platinum chromium paclitaxel-eluting coronary stent)	Coronary artery disease	Initial U.S. studies (“PERSEUS Workhorse and PERSEUS Small Vessel”) in coronary applications initiated in July 2007	BSC

TAXUS Petal™ (paclitaxel-eluting coronary stent)	Coronary artery disease	First-in-man studies (“TAXUS PETAL I”) in New Zealand, France and Germany in bifurcated coronary artery applications initiated in July 2007	BSC

ZILVER® PTX paclitaxel-eluting peripheral vascular stent	Peripheral vascular disease	E.U. first-in-man and U.S. and Japan pivotal studies in femoral-popliteal vascular indications initiated in July 2007	Cook

Bio-Seal™ (biopsy tract plug)	Lung biopsy	U.S. pivotal human clinical study ongoing	Angiotech

MultiStem® (stem cell therapy)	Acute myocardial infarction	U.S. first-in-man study initiated in first quarter 2008	Angiotech

•

5-FU-Eluting Central Venous Catheter. Central venous catheters (“CVC”) are usually inserted into critically ill patients for extended periods of time to administer fluids, drugs, and nutrition, as well as facilitate frequent blood draws. Through our proprietary drug identification strategy, we have elected to evaluate 5-Fluorouracil (“5-FU”), a drug previously approved by the FDA for treatment of various types of cancer, as a compound that may help to prevent certain types of infection in patients receiving a CVC. We recently completed a human clinical trial in the U.S. designed to assess the safety and efficacy of our 5-FU-eluting CVC in preventing various types of catheter related infections. The study was a randomized, single-blind, 960-patient, 25-center study and was designed to evaluate whether our 5-FU-eluting CVC prevents bacterial colonization at least as well as the market leading anti-infective CVC. On July 10, 2007, we announced that we had completed enrolment of the study, and on October 9, 2007 we announced this study had met its primary statistical endpoint of non-inferiority as compared to the market leading anti-infective CVC (a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC) and indicated an excellent safety profile. Based on the positive results achieved in the study, in December 2007 we filed a request for 510(k) clearance from the FDA to market and sell the CVC in the U.S.  In March 2008, we presented the clinical trial data at the 28th International Symposium on Intensive Care and Emergency Medicine (ISICEM) in Brussels, Belgium Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study, specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS. There were no statistically significant differences in the rate of adverse events related to the study devices, or in the rates of catheter-related bloodstream infections. Additionally, there was no evidence for acquired resistance to 5-FU in clinical isolates exposed to the drug for a second time. On April 17, 2008, we announced that we had received 510(k) clearance from the FDA to market our 5-FU CVC in the United States.

•

Vascular WrapTM. Our paclitaxel-eluting mesh surgical implant, or Vascular Wrap, is designed to treat complications, including graft stenosis or restenosis, that may occur in connection with vascular graft implants in hemodialysis patients or in patients that have peripheral artery disease. Vascular grafts are implanted in patients in order to bypass diseased blood vessels, or to provide access to the vascular system of kidney failure patients in order to facilitate the process of hemodialysis.  In many cases, these vascular grafts fail due to proliferation of cells or scar into the graft (graft stenosis or restenosis), which can negatively impact blood flow through the vascular graft.

In November 2006, we announced the results from our initial human clinical trial, which was conducted in the EU and was designed to evaluate the safety of the Vascular Wrap product in patients with peripheral artery disease in the limb. In this study, the Vascular Wrap product was well tolerated, with no adverse events being considered related to the use of the product. With the results of this trial, in November 2006 we filed for a CE Mark in order to obtain the ability to market and sell the Vascular Wrap in the EU for peripheral vascular disease.

In March 2007, we initiated a U.S. pivotal human clinical trial designed to evaluate the safety and efficacy of the Vascular Wrap in the prevention of stenosis following surgical implantation of an ePTFE vascular graft in the upper extremity for vascular (“AV”) access in hemodialysis patients. The trial enrolled its first patient in March 2007, and is designed to enroll a total of approximately 628 patients at 75 centers in the United States.

In May 2007, we initiated a European pivotal human clinical trial designed to evaluate the safety and efficacy of the Vascular Wrap in the prevention of stenosis following surgical implantation of an ePTFE vascular graft in the upper extremity for AV access in hemodialysis patients.  The trial enrolled its first patient in May 2007, and is designed to enroll a total of approximately 198 patients at 20 centers in Europe.

In April 2008 we elected to suspend enrollment in its U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections that have been observed between the two study groups. As a result of these observations, Angiotech has elected to notify physicians to suspend further enrolment in the trials, pending a full review of the potential cause of the implant site infections. Angiotech is conducting a detailed analysis that seeks to determine the root cause of the imbalance between the two study groups, and will work with its Clinical Events Committee, the DSMB, the MHRA and the FDA to make near term decisions about any potential resumption of these clinical trials.

•

TAXUS Liberté™ paclitaxel-eluting coronary stent system.  The TAXUS Liberté paclitaxel-eluting coronary stent system, which is under evaluation in clinical trials being conducted by our partner BSC, is BSC’s second generation coronary stent system platform that incorporates our research, technology and intellectual property related to the use of paclitaxel to prevent restenosis. The TAXUS Liberté stent system has been designed to further enhance coronary stent deliverability and blood vessel conformability, particularly in challenging coronary lesions. To date, BSC has only commenced sales of the TAXUS Liberté in countries outside of the U.S.

On August 24, 2004, BSC initiated the ATLAS trial, a pivotal study to collect data to support regulatory filings in the U.S. for product commercialization of TAXUS Liberté. The ATLAS trial is a global, multicenter pivotal study designed to support the FDA approval of the TAXUS Liberté stent system. The trial is assessing the safety and efficacy of a slow-release dose formulation paclitaxel-eluting TAXUS Liberté stent system. On February 22, 2005, BSC completed enrolment in the ATLAS trial of 872 patients at 72 sites in the U.S., Canada, Australia, New Zealand, Singapore and Hong Kong. In addition to the ATLAS trial, the TAXUS Liberté clinical development program includes several expansion studies for long lesion stenting, small vessel stenting and direct stenting of coronary lesions. In October 2006, BSC announced 12-month follow up data from the ATLAS trial. BSC reported that the data demonstrated that the safety and efficacy benefits with the TAXUS Liberté stent were maintained at 12 months.

•

TAXUS Element™ Platinum Chromium paclitaxel-eluting coronary stent system.  The TAXUS Element paclitaxel-eluting coronary stent system is the third generation BSC coronary stent platform that incorporates our research, technology and intellectual property related to the use of paclitaxel.  The TAXUS Element stent features BSC’s proprietary Platinum Chromium Alloy, which is designed to enable thinner stent struts, increased flexibility and a lower stent profile while improving radial strength, recoil and radiopacity.  In addition, the TAXUS Element stent platform incorporates new balloon technology intended to improve upon BSC’s market-leading Maverick® Balloon Catheter technology.

On July 19, 2007, BSC initiated the TAXUS PERSEUS Workhorse trial in the U.S., which will evaluate the safety and efficacy of the TAXUS Element stent compared to BSCs first generation TAXUS Express2 stent.  The study is expected to evaluate 1,264 patients with coronary lesions ranging from 2.75 to 4.0 millimeters.  The primary endpoint of this study is target lesion failure (“TLF”) at 12 months, and its secondary endpoint is in-segment percent diameter stenosis at nine months.

On July 19, 2007 BSC initiated the TAXUS PERSEUS Small Vessel trial in the U.S., which will compare the TAXUS Element stent to a historic control (the TAXUS V de novo bare metal Express Coronary Stent System).  This study is expected to include 224 patients with coronary lesions ranging from 2.25 to 2.75 millimeters.  The primary endpoint is in-stent late loss at nine months, and the secondary endpoint is TLF at 12 months.  The study’s success is dependent upon both endpoints.

•

TAXUS Petal™ bifurcation paclitaxel-eluting coronary stent system. The TAXUS Petal bifurcation paclitaxel-eluting coronary stent system, which is under evaluation in clinical trials being conducted by BSC, represents a novel BSC coronary stent product candidate that incorporates our research, technology and intellectual property related to the use of paclitaxel.  Conventional coronary stents were designed to treat tubular arteries, and are considered less than optimal for the y-shaped anatomy of a bifurcated area of the coronary arteries. The TAXUS Petal is a specialized coronary stent designed to treat both the main branch and the side branch of a bifurcation by incorporating an innovative side structure (the Petal strut) in the middle of the stent that opens into a side branch.

On July 18, 2007 BSC initiated the TAXUS PETAL I First Human Use (FHU) trial, which is expected to enroll a total of 45 patients in New Zealand, France and Germany. The trial is a non-randomized study with an initial assessment of acute performance and safety (including rates of death, myocardial infarction and target vessel revascularization) at 30 days and six months, with continued annual follow-up to occur for five years. Upon successful completion of this study, BSC has indicated that it intends to begin a pivotal trial which if successful would provide a basis for U.S. and international approvals for the commercialization of the TAXUS Petal stent.

•

ZILVER® PTX paclitaxel-eluting peripheral vascular stent system.  The ZILVER PTX paclitaxel-eluting peripheral vascular stent, which is under evaluation in clinical trials being conducted by our partner Cook Group Incorporated (“Cook”), a multinational medical device manufacturer, is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in peripheral artery disease. The ZILVER PTX paclitaxel-eluting peripheral stent is designed to reduce restenosis following placement of a stent in peripheral artery disease patients.

The ZILVER PTX is currently undergoing multiple human clinical trials in the U.S., Japan and the EU to assess product safety and efficacy. In January 2007, Cook released nine-month data from its EU clinical study. The preliminary data presented by Cook on the first 60 patients in the randomized trial, which is examining the safety of using Cook's ZILVER PTX paclitaxel-eluting stent to treat blockages, or lesions, of the superficial femoral artery (“SFA”) above the knee, indicated that the ZILVER PTX stent showed an equal adverse event rate to conventional angioplasty for treating SFA lesions. The ZILVER PTX stent also displayed a zero-percent fracture rate for 41 lesions at six months and 18 lesions at one year.

On July 16, 2007 Cook announced that the first U.S. patients in a randomized pivotal human clinical study of ZILVER PTX were treated at Tri-City Medical Center in Oceanside, California. The ZILVER PTX Stent Trial is the first medical device trial ever to be conducted simultaneously in the U.S. and Japan. The trial will randomize patients to receive either the ZILVER PTX stent or balloon angioplasty. Following successful safety testing during the trial’s Phase I enrollment, Cook will enroll 480 patients at 28 U.S. locations in the pivotal trial that is intended to be used to support submission to the FDA for approval to market the device.  In addition, data collected on Japanese and U.S. patients is expected to be combined for the final evaluation of the device and used for regulatory submissions in both markets for approval.

•

Bio-Seal™ biopsy track plug.  Our proprietary Bio-Seal™ biopsy track plug is under evaluation in a pivotal human clinical trial.   Bio-Seal™ is a novel technology designed to prevent air leaks in patients having lung biopsies by plugging the biopsy track with an expanding hydrogel plug.  On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture.  The seal is airtight and the plug is absorbed into the body after healing of the puncture site has occurred.

Bio-Seal is currently undergoing a human clinical trial in the U.S. designed to assess the safety and efficacy of Bio-Seal, with the primary endpoint being reduction in rates of pneumothorax in patients undergoing lung biopsy procedures. The clinical trial, which is expected to enroll a total of 300 patients in the U.S., is a prospective randomized multi-centered safety and efficacy evaluation. The trial enrolled its first patient in October 2005. The study is designed to provide a basis for U.S. approval for the commercialization of Bio-Seal.  The product has already received CE Mark approval.

•

MultiStem® Stem Cell Therapy. The MultiStem stem cell therapy is under evaluation in clinical trials being conducted together with our partner Athersys, Inc. (“Athersys”) for the treatment of acute myocardial infarction. MultiStem stem cells are proprietary adult stem cells derived from bone marrow, which have demonstrated the ability in laboratory experiments to form a wide range of cell types. MultiStem may work through several mechanisms, but a primary mechanism appears to be the production of multiple therapeutic molecules produced in response to inflammation and tissue damage. We and Athersys believe that MultiStem may represent a unique “off the shelf” stem cell product candidate, based on its potential ability to be used without tissue matching or immunosupression, and its potential capacity for large scale production. We entered an agreement with Athersys in May 2006 to co-develop and commercialize MultiStem for use in the indications of acute myocardial infarction and peripheral vascular disease. On December 20, 2007, we and Athersys announced we had received authorization from the FDA to commence a phase I human clinical trial to evaluate the safety of MultiStem in the treatment of acute myocardial infarction. Upon completion of a phase I human clinical trial currently being conducted by Athersys, we will assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate.

Acquisitions

We did not complete any significant acquisitions during the three months ended March 31, 2008.  For a summary of significant acquisitions for the years ended December 31, 2007, 2006 and 2005, refer to our AIF for the year ended December 31, 2007.

Collaboration, License and Sales and Distribution Agreements

In connection with our research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates.  Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on future sales of commercial products, if any, resulting from the collaborations.  During the three months ended March 31, 2008, we did not enter into any material collaboration, license or sales and distribution agreements.  For a description of our most significant agreements for the years ended December 31, 2007, 2006 and 2005, refer to our AIF for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  We believe that the estimates and assumptions upon which we rely are reasonable and are based upon information available to us at the time the estimates and assumptions were made. Actual results could differ materially from our estimates.

We believe the following policies to be critical to understanding our financial condition, results of operations, and our expectations for the three months ended March 31, 2008 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue recognition

(i) Royalty revenue

We recognize royalty revenue when we have fulfilled the terms in accordance with the contractual agreement, have no future obligations, the amount of the royalty fee is determinable and collection is reasonably assured.  We record royalty revenue from BSC on a cash basis due to our inability to accurately estimate the BSC royalty before we receive the reports and payments from BSC.  This results in a one quarter lag between the time we record royalty revenue and the time the associated sales were recorded by BSC.

(ii) Product sales

We recognize revenue from product sales, including shipments to distributors, when the product is shipped from our facilities to the customer provided that we have not retained any significant risks of ownership or future obligations with respect to products shipped.  We recognize revenue from product sales net of provisions for future returns.  These provisions are established in the same period as the related product sales are recorded and are based on estimates derived from historical experience.

We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor.

We record net product sales on a gross basis as it meets the principal criteria under EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This revenue is recorded on a gross basis since we incur credit risk from the customer, bear the risk of loss for incomplete shipments and do not receive a separate fee or commission for the transaction.

We include amounts billed to customers for shipping and handling in revenue.  The corresponding costs for shipping and handling are included in cost of products sold.

(iii) License fees

License fees are comprised of initial fees and milestone payments derived from collaborative and other licensing arrangements. We recognize non-refundable milestone payments upon the achievement of specified milestones when the milestone payment is substantive in nature, the achievement of the milestone was not reasonably assured at the inception of the agreement and we have no further significant involvement or obligation to perform under the arrangement. Initial fees and non-refundable milestone payments received which require our ongoing involvement are deferred and amortized into income over the period of our ongoing involvement.

Income tax expense

Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards.  The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets.  Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment.  A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized.  Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

Significant estimates are required in determining our provision for income taxes including, but are not limited to, accruals for tax contingencies and valuation allowances for deferred income tax assets. Some of these estimates are based on interpretations of existing tax laws or regulations.  Our effective tax rate may change from period to period based on the mix of income among the different foreign jurisdictions in which we operate, changes in tax laws in these jurisdictions, and changes in the amount of valuation allowance recorded.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 is designed to reduce diversity and provide consistent accounting practices and criteria for how companies should recognize, measure, present, and disclose in their financial statements all significant uncertain tax positions.

Stock-based compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards Board (“SFAS”) 123(R) Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation.  SFAS 123(R) requires us to recognize the grant date fair value of share-based compensation awards granted to employees over the requisite service period. We use the Black-Scholes option pricing model to calculate stock option values, which requires certain assumptions including the future stock price volatility and expected time to exercise. Changes to any of these assumptions, or the use of a different option pricing model (such as the binomial model), could produce a different fair value for stock-based compensation, which could have a material impact on our earnings.

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes.  At March 31, 2008, substantially all of our securities were classified as available-for-sale, and accordingly, were recorded at fair market value with unrealized gains and losses included in other comprehensive income (loss) in shareholders’ equity.  Realized gains and losses and any declines in value that are judged to be other-than-temporary are reported in other income and expenses.

As part of our strategic product development efforts, we also invest in equity securities of certain companies with which we have collaborative agreements. The equity securities of some of these companies are not publicly traded and so fair value is not readily available.  These investments are recorded using the cost method of accounting and are tested for impairment by reference to anticipated undiscounted cash flows expected to result from the investment, the results of operations and financial position of the investee, and other evidence supporting the net realizable value of the investment.

Goodwill

Goodwill is tested for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill.  When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.  Circumstances that could trigger an impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand and unanticipated competition. We estimate fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates. If future cash flows are less than those projected, an impairment charge may become necessary that could have a material impact on our financial position and results of operations.

Intangible assets

Our identifiable intangible assets are primarily comprised of technologies acquired through our business combinations.  Intangible assets also include in-licensed proven medical technologies.  We amortize intangible assets on a straight-line basis over the estimated life of the technologies, which range from two to twelve years depending on the circumstances and the intended use of the technology.  We determine the estimated useful lives for intangible assets based on a number of factors such as legal, regulatory or contractual limitations; known technological advances; anticipated demand for our products; and the existence or absence of competition.  We review the carrying value of our intangible assets for impairment indicators at least annually and whenever there has been a significant change in any of these factors listed above.  A significant change in these factors may warrant a revision of the expected remaining useful life of the intangible asset, resulting in accelerated amortization or an impairment charge, which would impact earnings.

Results of Operations

Overview

The following discussion and analysis of results from our operations excludes the financial results in 2007 from our discontinued operations (see “Results of Operations - Discontinued Operations”), unless otherwise noted.  The results from all prior periods have been reclassified to conform to this presentation.

(in thousands of U.S.$, except per share data)	Three months ended March 31,
	2008	2007

Revenues
Pharmaceutical Technologies	$28,982	$33,472
Medical Products	47,727	42,486
Total revenues	76,709	75,958
Operating (loss) income	(8,636)	2,352
Other expense	(10,941)	(12,052)
Loss from continuing operations before income taxes	(19,577)	(9,700)
Income tax recovery	(3,814)	(3,029)
Net loss from continuing operations	$(15,763)	$(6,671)

Basic and diluted net loss per common share, continuing operations	(0.19)	(0.08)

For the three months ended March 31, 2008, we recorded a net loss from continuing operations of $15.8 million ($0.19 basic net loss per share), compared to a net loss from continuing operations of $6.7 million ($0.08 basic net loss per share) for the three months ended March 31, 2007.

The increase in the loss of $9.1 million is primarily due to the reduction of $4.6 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems, a $2.7 million increase in research and development costs related mainly to our various human clinical trial activities and increased investments in sales and marketing salaries and other expenses to support the expansion of our Interventional sales efforts and to support our continuing product launch and market development activities related primarily to our Quill SRS product line. In addition, we recorded non-recurring charges during the quarter of $1.9 million for reorganization activities and personnel reductions relating to the announced plan to close and consolidate our Syracuse, NY manufacturing facility and $2.5 million for in-process research and development expense reflecting the initial license payment made to Rex Medical to secure marketing rights for the Option™ inferior vena cava filter. These factors were partially offset by an increase in our Medical Products sales as compared to the comparable prior year period, a modest reduction in interest expense relating to a lower interest rate incurred on our senior floating rate notes and an income tax recovery of $3.8 million in the first quarter of 2008 compared to an income tax recovery of $3.0 million in the same period of 2007.

Revenues

(in thousands of U.S.$)	Three months ended March 31,
	2008	2007
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$27,203	$31,824
Royalty revenue – other	1,726	1,176
License fees	53	472
	$28,982	$33,472
Medical Products:
Product sales	47,727	42,486
Total revenues	$76,709	$75,958

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the three month period ended March 31, 2008 decreased by 15% as compared to the same period in 2007.  The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting stents by BSC. Royalty revenue for the quarter ended March 31, 2008 was based on BSC’s net sales for the period October 1, 2007 to December 31, 2007 of $363 million, of which $200 million was in the U.S., compared to net sales of $448 million, of which $294 million was in the U.S., for the same quarter in the prior year. The average gross royalty rate earned in the three month period ended March 31, 2008 on BSC’s net sales was 7.4% for sales in the U.S. and 7.7% for sales in other countries, compared to an average rate of 7.7% for sales in the U.S. and 5.9% for sales in other countries for the same period in the prior year.

The average gross royalty rate for countries other than the U.S. improved in the current period due to the contribution of royalty revenue from Japan during the period, where the average gross royalty rate we receive is higher, as compared to no royalty revenue received relating to sales in Japan in the comparable period in the prior year, and an additional payment received during the period relating to royalties that were owed from prior periods in 2007 that were not paid until the first quarter of 2008.

We expect revenues in our Pharmaceutical Technologies segment may decrease during the remainder of 2008 as compared to 2007, as a result of the expected entry of new competitors, including Medtronic, Inc. and Abbott Laboratories, Inc., into the drug-eluting coronary stent market in the United States in 2008. We would expect the most significant impact on our royalty revenue relating to these factors to occur in the fourth quarter of 2008, as we receive royalty revenue one quarter after our partner BSC records sales of paclitaxel-eluting stent systems.

Medical Products

Our Medical Products segment manufactures and markets a range of single use, specialty medical devices. The Medical Products segment also manufactures finished medical devices and medical device components for third party medical device manufacturers and marketers.

Revenue from our Medical Products segment for the three months ended March 31, 2008 was $47.7 million compared to $42.5 million for the same period of 2007. The increase was related to several factors, including increased sales of various of our Interventional product lines, increased sales of certain of our Surgical product lines, the impact of certain new product launches where there were no sales recorded in the prior year period, including Quill SRS, and the stabilization and continued recovery of sales of medical device components to other medical device manufacturers during the period.

We expect that revenues in our Medical Products segment may continue to increase during the remainder of 2008 as compared to the first quarter of 2008, reflecting the potential for growth of certain existing and newly launched product lines, the impact of our investment during 2007 in our direct sales organizations in the United States and Europe, and our marketing strategies to increase promotion and branding activities around certain of our most promising proprietary product lines.

Expenditures

(in thousands of U.S.$)	Three months ended March 31,
	2008	2007
License and royalty fees	$ 4,371	$ 5,441
Cost of products sold	25,849	22,792
Research and development	16,305	13,763
Selling, general and administrative	27,843	23,455
Depreciation and amortization	8,477	8,155
In-process research and development	2,500	-
	$ 85,345	$ 73,606

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in the three months ended March 31, 2008, when compared to the same period in the prior year, reflects the decrease in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost for the remainder of 2008, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $3.0 million to $25.8 million for the three months ended March 31, 2008 compared to $22.8 million for the same period of the prior year.

Gross margins for our product sales were 45.9% for the three months ended March 31, 2008 compared to 46.4% for the three months ended March 31, 2007. Gross margins in the first quarter of 2008 compared to the same period in 2007 were impacted by the overall product sales mix reflecting certain lower margin product lines; and certain non-recurring costs related to the closure and consolidation of our Syracuse manufacturing facility which resulted in additional cost of products sold .

We expect that cost of products sold will continue to be significant, and that gross margins may improve during 2008, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins, the impact of anticipated higher levels of product sales on the absorption of fixed overhead costs, and the reduction in fixed overhead and labour costs relative to certain product sales in the second half of 2008 due to the anticipated completion of the consolidation of our Syracuse, NY operations.

Research and development

Our research and development expense is comprised of costs incurred in performing research and development activities, including salaries and benefits, clinical trial and related clinical manufacturing costs, contract research costs, patent procurement costs, materials and supplies, and operating and occupancy costs. Our research and development activities occur in two main areas:

(i) Discovery and preclinical research - Our discovery and preclinical research efforts are divided into several distinct areas of activity, including screening and preclinical evaluation of pharmaceuticals and various biomaterials and drug delivery technologies, evaluation of mechanism of action of pharmaceuticals, mechanical engineering and pursuing patent protection for our discoveries.

(ii) Clinical research and development - Clinical research and development refers to internal and external activities associated with clinical studies of product candidates in humans, and advancing clinical product candidates towards a goal of obtaining regulatory approval to manufacture and market these product candidates in various geographies.

Research and development expenses, organized by significant project, for the periods indicated were as follows:

(in thousands of U.S.$)	Three months ended March 31,
	2008	2007

Discovery and pre-clinical research	$7,760	$7,052
Ongoing clinical programs:
Vascular Wrap™ Paclitaxel-Eluting Mesh	4,744	2,321
Anti-infective Central Venous Catheter	1,174	1,709
Other clinical projects	1,112	527
	7,030	4,557

Completed clinical programs:
Adhibit™ Adhesion Prevention Gel	58	35
Other	40	26
	98	61

Medical products	1,598	2,196

Stock-based compensation	311	442
Less: Depreciation, amortization and inter-company charges allocated to projects above	(492)	(545)
Total research and development	$16,305	$13,763

Research and development project expenses include all direct costs, as well as certain indirect expenses based on time allocated by certain research, clinical and administrative staff to each project.

Research and development expenditures increased by $2.5 million to $16.3 million for the three months ended March 31, 2008 as compared to $13.8 million for the same period of 2007. The increase was primarily due to an increase in clinical trial activity associated with our Vascular Wrap and BioSeal programs, partially offset by a reduction related to the completion of our 5-FU CVC clinical trial in mid 2007.  Also impacting research and development expenditures was an initial payment of $0.7 million for a research collaboration, and severance costs of $0.7 million.

We currently expect our research and development expenditures may decrease through the remainder of the year as compared to the first quarter of 2008, reflecting the suspension of enrollment in our Vascular Wrap trial pending the conclusion of our review of safety data.  Even with these expected declines, we anticipate we will continue to incur significant research and development expenditures for the remainder of 2008, relating to our 5-FU anti-infective platform, various medical device improvement and product line expansion initiatives (primarily related to our Quill SRS product line), various human clinical trials and regulatory submissions related to our BioSeal and MultiStem programs, and for several preclinical initiatives and research collaborations.

Selling, general and administrative expenses

Our selling, general and administrative expenses are comprised of direct selling and marketing costs related to the sale of our various medical products, including salaries, benefits and sales commissions, and our various management and administrative support functions, including salaries, commissions, benefits and other operating and occupancy costs.

Selling, general and administrative expenditures for the three months ended March 31, 2008 increased by $4.3 million to $27.8 million, compared to $23.5 million for the comparative period of 2007. The higher expenditures were primarily due to additional salaries, benefits, and travel costs relating to additions to our direct sales and marketing support personnel in the U.S. and Europe, severance and other charges related to the announced plan to close and consolidate our Syracuse, NY manufacturing facility, and increases in accounting and tax consulting fees related to public company compliance. Litigation costs decreased $1.2 million as compared to the prior year period due primarily to reaching agreement in the third quarter of 2007 with Conor MedSystems, Inc. (“Conor”) and its parent company Johnson & Johnson to settle all outstanding patent litigation with respect to Conor’s CoStar® paclitaxel-eluting stent.

During the remainder of 2008, we expect that selling, general and administrative expenses will be higher than in the first quarter of 2008. Expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, and as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.5 million for the three months ended March 31, 2008, compared to $8.2 million for the same period of 2007, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $7.6 million and $7.3 million, respectively, and depreciation of property, plant and equipment of $0.9 million and $0.8 million, respectively.

We expect depreciation and amortization expense to remain consistent from quarter to quarter during the remainder of 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use. In the three month period ended March 31, 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option™ inferior vena cava filter, a product currently in clinical trials. We did not record IPR&D expense in the three month period ended March 31, 2007.

We may incur further IPR&D expenditures in future periods in the event we in-license or acquire additional early stage technologies.

Other Income (Expense)

(in thousands of U.S.$)	Three months ended March 31,
	2007	2006
Foreign exchange gain	$423	$102
Investment and other income	756	8,802
Interest expense on long term-debt	(12,120)	(12,799)
Net loss on redemption of available-for-sale securities	-	(8,157)
	$(10,941)	$(12,052)

Net foreign exchange gains were primarily the result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end.  We continue to hold Canadian dollars and other foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the U.S.  We do not normally use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to Canadian dollar and other foreign currency exchange rates.

Investment and other income for the three month period ended March 31, 2008 decreased by $8.0 million when compared to the same period in 2007, primarily due to a reduction in investment income due to a lower cash balance available to invest and because the 2007 period included a gain of $7.5 million realized on the recovery of investments owned by Cohesion Technologies, Inc. which we acquired in 2003.

During the three month period ended March 31, 2008, we incurred interest expense of $12.1 million on our outstanding long-term debt obligations, as compared to $12.8 million in the same period of 2007.  The interest rate on the senior floating rate notes issued in December 2006 declined to 6.9% during the first quarter of 2008, resulting in an average interest rate of 8.2% as compared to 9.1% throughout the first quarter of 2007.  Interest expense for the three month periods ended March 31, 2008 and 2007 includes $0.6 million for amortization of deferred financing costs.

The net loss on redemption of available-for-sale securities for the three month period ended March 31, 2007 of $8.2 million is comprised of a loss of $9.6 million realized on the sale of our common stock holdings in Orthovita, Inc., partially offset by a gain of $1.4 million realized on the sale of our common stock holdings in NuVasive, Inc.

Income Tax

For the three month period ended March 31, 2008, we recorded an income tax recovery of $3.8 million compared to an income tax recovery of $3.0 million for the three month period ended March 31, 2007.  The income tax recovery for the first quarter of 2008 is primarily due to a net loss from operations and the amortization of identifiable intangible assets.  The income tax recovery also includes a current charge of $0.3 million related to an accrual under FIN 48.

The effective tax rate for the three month period ended March 31, 2008 was 19.5% compared to an effective tax rate of 31.2% for the same period in 2007.  The effective tax rate for the current period is lower than the statutory Canadian tax rate of 31.5% and is primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

Discontinued Operations

In September 2006, we determined that certain operating subsidiaries acquired through the AMI acquisition were not aligned with our current business strategy and we began actively looking to dispose of these subsidiaries. These operations were categorized as discontinued and the net loss for these operations has been shown separately on the statements of operations.  On July 31, 2007, we completed the sale of 100% of the issued and outstanding shares of Point Technologies, Inc. and its subsidiary Point Technologies S.A. for proceeds of $2.6 million.  On August 30, 2007, we sold all of the assets and liabilities of American Medical Instruments, Inc. for proceeds of $2.2 million.

The operating results of discontinued operations are summarized as follows:

(in thousands of U.S.$)	Three months ended March 31, 2007

Revenues	$3,042
Operating loss	(483)
Impairment charge	(8,879)
Loss before income taxes	(9,362)
Income tax recovery	(3,741)
Net loss from discontinued operations	$(5,621)

Liquidity and Capital Resources

On March 23, 2006 we completed an offering of $250.0 million in aggregate principal amount of 7.75% senior subordinated notes due in 2014 in a private placement transaction, and entered into a $425.0 million senior secured credit facility consisting of a $350.0 million senior term loan facility maturing in 2013 and a $75.0 million senior secured revolving credit facility maturing in 2011.  None of the $75.0 million revolving credit facility was drawn.  The net proceeds from the sale of the $250.0 million 7.75% senior subordinated notes due 2014 and the $350.0 million term loan, as well as cash on hand, were used to finance the acquisition of American Medical Instruments, Inc..  In December 2006, we repaid the term loan with the proceeds from the issuance of senior floating rate notes in the aggregate principal amount of $325.0 million, due 2013 and cash on hand.  We also terminated the revolving credit facility.

The significant terms relating to our senior subordinated notes and senior floating rate notes are described below (see Senior Floating Rate Notes and Senior Subordinated Notes).

At March 31, 2008, we had working capital of $77.8 million and cash resources of $69.8 million, consisting of cash and cash equivalents. In aggregate, our working capital decreased by $19.9 million from December 31, 2007, due primarily to our increased expenditures in research and development and sales and marketing as described previously. These cash resources, in addition to cash generated from operations, are used to support our continuing clinical studies, research and development initiatives, working capital requirements, debt servicing requirements and for general corporate purposes.  We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

We currently believe that our existing principal sources of liquidity, working capital and existing balances of cash and cash equivalents will be sufficient to satisfy the funding of current research and product development programs, contractual obligations, and other operating and capital requirements, including debt servicing requirements and other potential acquisitions and in-licensing of technologies for the year ending December 31, 2008.

Our cash inflows and the amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, including but not limited to, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, changes in coronary drug-eluting stent markets and the sales achieved in such markets by our partner BSC, and changes in interest rates. These and other uncertainties may adversely affect our liquidity and capital resources to a significant extent, and may require us to raise additional funds through debt or equity offerings, or to pursue certain reorganization or restructuring activities. We may also from time to time consider certain financing alternatives that differ from or replace certain aspects of our current capital structure, including alternatives to our current senior floating rate notes and senior subordinated notes or additions to our current debt or equity securities.

Cash Flow Highlights

(in thousands of U.S.$)	Three months ended March 31,
	2008	2007

Cash and cash equivalents, beginning of period	$91,326	$99,332

Net (loss) income excluding non-cash items	(8,218)	(1,091)
Working capital requirements	(8,224)	(11,562)
Cash used in operating activities	(16,442)	(12,653)
Cash (used in) provided by investing activities	(5,828)	13,188
Cash provided by (used in) financing activities	121	(1,595)
Effect of exchange rate changes on cash	615	(234)
Net decrease in cash and cash equivalents	(21,534)	(1,294)

Cash and cash equivalents, end of period	$69,792	$98,038

Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended March 31, 2008 was $16.4 million compared to $12.7 million for the comparative period in 2007. Net loss for the current quarter, excluding non-cash items, resulted in cash outflows of $8.2 million compared to cash outflows of $1.1 million for the first quarter of 2007. The increase in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in cash outflows of $8.2 million for the first quarter of 2008 compared to cash outflows of $11.6 million for the first quarter of 2007. Cash outflows related to working capital for the first quarter of 2008 primarily resulted from a $4.4 million increase in trade accounts receivable mainly due to a $3.8 million increase in medical product sales compared to the fourth quarter of 2007, and a decline of $5.4 million in interest payable compared to December 31, 2007 as we made an interest payment on the Senior Subordinated Notes on March 31, 2008.  Offsetting the above cash outflows was a decrease in prepaid assets of $1.5 million due to the regular amortization of prepaid insurance, rent and other costs, and slightly lower inventory balances.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2008 was $5.8 million compared to net cash provided of $13.2 million for the same quarter in 2007.  For the quarter ended March 31, 2008, the net cash used in investing activities was primarily for capital expenditures of $3.4 million, of which $1.5 million was for lab equipment and the expansion of our R&D facilities, and $1.8 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility.   We also invested $2.5 million in IPR&D for an initial licence payment to Rex Medical as described above.

We invest our excess cash balances in short-term marketable securities, principally investment grade commercial debt and government agency notes. The primary objectives of our marketable securities portfolio are liquidity and safety of principal.  Investments are made with the objective of achieving the highest rate of return while meeting our two primary objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  Cash equivalents have maturity dates to April 4, 2008.  At March 31, 2008 and December 31, 2007, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	March 31, 2008	December 31, 2007
Canadian dollars	$10,962	$15,488
Swiss franc	5,201	3,870
Euro	2,475	1,395
Danish krone	2,920	1,756
Other	2,239	-

Cash Flows from Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2008 was $0.1 million for proceeds from the exercise of stock options.  Net cash used in financing activities for the quarter ended March 31, 2007 of $1.6 million is related to long-term debt financing costs of $1.7 million, partially offset by proceeds from exercise of stock options of $0.1 million.

Senior Floating Rate Notes

On December 11, 2006, we issued senior floating rate notes due 2013 in the aggregate principal amount of $325 million.  The senior floating rate notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, which is reset quarterly.  Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity.  The senior floating rate notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness.

Prior to June 1, 2008, we may redeem at a specified redemption price up to 35% of the aggregate principal amount of the notes using net cash proceeds of one or more public equity offerings or we may redeem all, or a portion, of the aggregate principal amount of the notes at any time by paying a make-whole redemption price. On or after June 1, 2008, we may redeem all or a part of the notes at specified redemption prices.

Senior Subordinated Notes

On March 23, 2006, we issued $250.0 million aggregate principal amount of 7.75% senior subordinated notes due 2014. Interest is payable semi-annually in arrears on April 1 and October 1 of each year through to maturity beginning October 1, 2006. The senior subordinated notes and related note guarantees provided by us and certain of our subsidiaries are subordinated to our senior floating rate notes described above.

Prior to April 1, 2009, we may redeem at a specified redemption price up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity and convertible debt offerings or we may redeem all, or a portion, of the aggregate principal amount of the notes at any time by paying a make-whole redemption price. On or after April 1, 2009, we may redeem all or a part of the notes at specified redemption prices.

Debt Covenants

The terms of the indentures governing our senior floating rate notes and our senior subordinated notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.  As of April 24, 2008, we are in material compliance with all covenants and are not in breach of any provision of the indentures governing the senior subordinated notes and senior floating rate notes that would cause an event of default to occur.

Contractual Obligations

During the three months ended March 31, 2008, there have been no significant changes in our payments due under contractual obligations, as disclosed in our MD&A for the year ended December 31, 2007.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters.  See Note 15(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S. at April 24, 2008 that have, or are reasonably likely to have, a current or future material effect on our results of operations or financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2008 we had cash and cash equivalents of $69.8 million.

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of approximately 6.8% (December 31, 2007 – 8.9%). Based upon the average floating rate debt levels of the Company during the quarter ended March 31, 2008, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the quarter.  We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred net transaction gains of $423,000 for the quarter ended March 31, 2008 primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end.

We occasionally enter into forward contracts and have currently entered into a currency swap whereby we have swapped Euro 3.1 million for US$4.5 million.  Other than these contracts, to date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 12% of our net revenue for the quarter ended March 31, 2008 was generated in other than the United States dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the quarter ended March 31, 2008. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.7 million on an annual basis.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our Annual Report on Form 40-F, for the year ended December 31, 2007, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements” (attached thereto as Exhibit 2), during Management's evaluation of the effectiveness of our disclosure controls and procedures as at December 31, 2007, we identified a material weakness in our internal control over financial reporting as at December 31, 2007.  Specifically, we reported that as of December 31, 2007 we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of current income taxes payable, deferred tax assets and related income tax provisions, and that we did not have sufficient personnel to enable us to properly consider and apply generally accepted accounting principles for income tax purposes, review and monitor the accuracy and completeness of certain components of the income tax provision calculations and the related deferred taxes and current income taxes payable and ensure that the rationale for certain tax positions was appropriate.

During the quarter ended March 31, 2008, we made a number of changes to our internal control systems related to tax to remediate the above noted material weakness that had existed in our internal control over tax related financial reporting, so as to provide reasonable assurance that errors and control deficiencies of this type will not recur.  Specifically, we engaged a large public accounting firm to provide additional resources and assistance with the preparation of the quarterly tax provision for the quarter ended March 31, 2008 and, with their assistance, increased the level of technical review and analysis of significant tax issues and increased and improved the level of supporting documentation concerning such issues.  It is our intention to continue to use this large accounting firm to support the preparation of our tax provision. We will continue to monitor the effectiveness of these procedures and will make any changes that we deem appropriate.

As of March 31, 2008 management believes it has taken adequate steps to remediate the material control weakness discussed above. It is anticipated that continued testing of tax-related internal control systems will continue through the balance of 2008.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings

On February 18, 2005, a claim was filed by Conor MedSystems in a court in the United Kingdom alleging that the Company's stent patent EP (UK) 0 706 376 is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position and, on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court.  The House of Lords has decided to review the decisions of these lower courts, and to this end a hearing has been set for May 6 – 8, 2008.  Conor has withdrawn from these proceedings, and its case will be taken up by the UK Comptroller General of Patents, Designs and Trade Marks

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent.  On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on May 29, 2008.  The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

On December 9, 2005, the Company together with BSC commenced a legal action in the Netherlands against Biosensors International Group Ltd. and six related companies including Occam International BV, requesting a preliminary injunction against the sale of the Axxion™ stent.  In March 2006, a Dutch court ruled against Angiotech’s request for a preliminary injunction.  An appeal was filed by Angiotech and may be heard late in 2008.

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court, however in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office.  In January 2008, Angiotech appealed this decision to Japan’s Supreme Court, and we are waiting to hear whether the Supreme Court will agree to hear our appeal.

On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, Angiotech as Buyer, and LaSalle Bank as Escrow Agent, executed an Escrow Agreement under which Angiotech deposited $20 million with LaSalle.  On April 4, 2007, LaSalle Bank received an Escrow Claim Notice issued by Angiotech, which directed LaSalle to remit the $20 million to Angiotech as Buyer.  On or about Apri1 16, 2007, LaSalle received from RoundTable a Notice of Objection to Angiotech's Escrow Claim Notice.  On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute.  After various hearings and discussions, Angiotech executed a Joint Letter of Direction allowing the release of $6,512,319 to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million.  On March 21, 2008, this action was moved to the US District Court Southern District of New York.  Discussions are on-going between the parties and court to resolve this dispute.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies (“MDT”) of two U.S. patents owned by Dr. Baran.  These patents allegedly cover MDT’s BioPince™ automated biopsy device, which had 2005 sales of $3.6 million.  On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005.  We consider the decision to be largely favorable to Angiotech.  We are now in the discovery phase of this litigation.  No hearing date has yet been set by the court.

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  This decision of the opposition board may be appealed. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006, however the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), briefs are being exchanged. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.

Item 1A.

Risk Factors

You should consider carefully the following information about these risks, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed.

Risks Related to Our Business

We were not profitable for the quarter ended March 31, 2008 and for the year ended December 31, 2007 and may not be able to regain and maintain profitability.

We began operations in 1992 and have incurred a loss from operations in each of the years of our existence except for fiscal 2004 and 2006.  As of March 31, 2008, our accumulated deficit was $118.3 million.  Our ability to become profitable again will depend on, among other things, the successful commercialization of new technologies, and the successful expansion of our direct sales force, particularly in Europe, while maintaining good relationships with our distributors.

While we believe that our available cash and cash equivalents, working capital and cash generated from operations should be sufficient to meet our operating and capital needs for the year ending December 31, 2008, our funding needs may vary depending upon a number of factors including: progress of our research and development programs; costs associated with completing clinical studies and the regulatory process; collaborative and license arrangements with third parties; opportunities to in-license complementary technologies; cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; expenses associated with litigation; and potential acquisitions and technological and market developments. Consequently, we may need to raise additional funds to satisfy the funding of our current research and development programs, to repay or refinance our indebtedness, to commence or to continue the preclinical studies and clinical studies necessary to obtain marketing approval contractual obligations, to meet other operating and capital requirements, or for potential acquisitions and in-licensing of technologies. Additional financing may not be available, and even if available, may not be on acceptable terms. We may seek to raise additional capital through an offering of equity or debt.

We depend on BSC for a significant amount of our future revenues and development of TAXUS.

Although the acquisition of our Medical Products segment has diversified our revenue, we anticipate that a significant amount of our revenue for the next few years will be derived from and dependent upon royalty revenues from BSC. We do not have control over the sales and marketing efforts, stent pricing, production volumes, distribution or regulatory environment related to BSC’s paclitaxel-eluting coronary stent program. Our involvement is limited to the terms of our 1997 License Agreement, (as amended) with BSC and Cook, which provides for the receipt of royalty revenue based on the net sales of TAXUS and specifies the applicable royalty rates.

Royalty revenue from BSC for the quarter ended March 31, 2008 decreased by 15% from the same period in 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  If BSC is impaired in its ability to market and distribute TAXUS, whether for this reason or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously-unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further significantly reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of TAXUS Liberté in the United States and could have a significant impact on our royalty revenue from sales of TAXUS. Additionally, BSC may terminate our 1997 License Agreement under certain circumstances, including, if BSC is unable to acquire a supply of paclitaxel at a commercially reasonable price, if BSC reasonably determines that the paclitaxel-eluting coronary stent is no longer commercially viable, or if our license agreement with the National Institutes of Health (“NIH”), certain of which rights are sublicensed to BSC, terminates. During the quarter ended March 31, 2008, revenue from BSC represented approximately 35% of our total revenue from continuing operations, compared to 42% for the quarter ended March 31, 2007.

The amounts payable by BSC to us vary from 1% to 9% of net sales depending on various factors, including volume of sales from time to time and patent protection laws in the country of sale. From these amounts, we must pay certain royalties to our licensors, including the NIH and the University of British Columbia (“UBC”), under license agreements. For the quarter ended March 31, 2008, the average gross royalty rate earned was 7.4% for sales in the U.S. and 7.7% for sales in other countries. The average gross royalty rate earned for the quarter ended March 31, 2007 on BSC’s net sales for the period October 1, 2006 to December 31, 2006 was 7.6% for sales in the United States and 5.6% for sales in other countries. There is no guarantee that royalty payments under our 1997 License Agreement with BSC will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as competition, technological change, reimbursement or other factors.  Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists as defined by our license agreement with BSC, in certain jurisdictions.

Boston Scientific may be enjoined from the selling, or otherwise become subject to limitations applicable to its ability to sell, TAXUS in the U.S.

Our royalty revenue derived from the sale of paclitaxel-eluting coronary stents depends on BSC’s ability to continue to sell its TAXUS Express 2™ stent and to launch next generation paclitaxel-eluting stents including the TAXUS Liberté™ stent, in the U.S.  Historically, stent manufacture and sale is the subject of a substantial amount of U.S. patent litigation, and we anticipate that our licensees, including BSC and others, may be involved in material legal proceedings related to paclitaxel-eluting stents.

Many of the products we are depending on to grow our business are not yet ready for sale or have only recently been introduced for sale.

Many of the products we are depending on to drive future growth are not yet ready for sale or have only recently been introduced for sale. For example, Vascular Wrap, 5-FU CVC and Option IVC filter have not yet been approved for sale, our HemoStream Dialysis Catheter has been approved for sale but has not yet been commercially launched, and our Quill SRS product has only recently become available for sale. If any of these or our other products are not approved for sale or do not achieve market acceptance, our ability to generate revenues will be adversely affected.

If our products are alleged to be harmful, we may not be able to sell them, we may be subject to product liability claims not covered by insurance and our reputation could be damaged.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products and medical devices. Using our drug candidates or devices in clinical trials may expose us to product liability claims. These risks will expand with respect to drugs or devices, if any, that receive regulatory approval for commercial sale. In addition, some of the products we manufacture and sell are designed to be implanted in the human body for varying periods of time. Even if a drug or device were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may have resulted from our products. Component failures, manufacturing flaws, quality system failures, design defects, inadequate disclosure of product-related risks or product-related information or other safety issues with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient.

In the event that anyone alleges that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. In addition, we may be forced to defend individual or class action lawsuits and, if unsuccessful, to pay a substantial amount in damages. A recall of some of our products could result in exposure to additional product liability claims, lost sales and significant expense to perform the recall. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these types of lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant.

We do not have insurance covering our costs and losses as a result of any recall of products or devices incorporating our technologies whether such recall is instituted by a device manufacturer or us as required by a regulatory agency.  Insurance to cover costs and losses associated with product recalls is expensive.  If we seek insurance covering product recalls in the future it may not be available on acceptable terms.  Even if obtained, insurance may not fully protect us against potential liability or cover our losses. Some manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy.

We do have insurance covering product liability.  However, our insurance may not fully protect us from potential product liability claims.  If a product liability claim or a series of claims is brought against us in excess of our insurance coverage, our business could suffer.  Some manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy.

Our success depends on the successful commercialization of our technology.

The successful commercialization of our technology is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Medical devices, pharmaceutical applications and surgical implants utilizing our technology are in various stages of clinical and commercial development and face a variety of risks and uncertainties. Principally, these risks and uncertainties include the following:

o

Future clinical trial results may show that some or all of our technology, or the technology of our strategic collaborators that incorporate our technology, is not safe or effective.

o

Even if our technology is shown to be safe and effective, we and our strategic collaborators may face significant or unforeseen difficulties in manufacturing our medical devices or the medical devices and surgical implants that use our technology. These difficulties may become apparent when we or our strategic collaborators manufacture the medical devices or surgical implants on a small scale for clinical trials and regulatory approval or may only become apparent when scaling-up the manufacturing to commercial scale.

o

Even if our technology-based products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients. For example, if drug-eluting stents are found to cause, or are perceived to be the cause of, blood clots in patients, then sales of our drug-eluting stent products may be adversely affected.  Royalty revenue from BSC for the quarter ended March 31, 2008 decreased by 15% from the same period of 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  During the quarter ended March 31, 2008, revenue from BSC represented approximately 35% of our total revenue from continuing operations, compared to 42% for the same period in 2007.   In addition, there is no guarantee that there will be market acceptance of our products. Our ability to achieve market acceptance for any of our products will depend on a number of factors, including whether or not competitors may develop technologies which are superior to or less costly than our technology-based products, and whether governmental and private third-party payers provide adequate coverage and reimbursement for our products, with the result that our technology-based products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our technology for some other reason, it would likely seriously harm our ability to generate revenue.

We depend on our strategic collaborators for the development, regulatory approval, testing, manufacturing and the potential commercialization of our products.

Historically, our strategy has been to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates. For instance, we collaborate with BSC and Cook to develop and market paclitaxel-eluting coronary and peripheral stents, and with Baxter to manufacture and market our CoSeal® product for use as both a sealant and adhesion prevention product. Strategic collaborators, both existing (particularly BSC) and those that we may collaborate with in the future, are or may be essential to the development of our technology and potential revenue and we have little control over or access to information regarding our collaborators’ activities with respect to our products.

Our strategic collaborators may fail to successfully develop or commercialize our technology to which they have rights for a number of reasons, including:

o

failure of a strategic collaborator to continue, or delays in, its funding, research, development and commercialization activities;

o

the pursuit or development by a strategic collaborator of alternative technologies, either on its own or with others, including our competitors, as a means for developing treatments for the diseases targeted by our programs;

o

the preclusion of a strategic collaborator from developing or commercializing any product, through, for example, litigation or other legal action; and

o

the failure of a strategic collaborator to make required milestone payments, meet contractual milestone obligations or exercise options which may result in our terminating applicable licensing arrangements.

We have and we expect that we will continue to enter into licensing agreements with third parties to give us access to technologies that we may use to develop products through our strategic collaboration and partnership arrangements. The technologies governed by these license agreements may be critical to our ability to maintain our competitive advantage in our existing products and to develop future products. For example, through licenses with NIH and UBC, we have been granted access to technologies that have contributed to the development of the TAXUS paclitaxel-eluting coronary stent.

Pursuant to terms of existing license agreements, licensors will have the ability under certain specified circumstances to terminate the license. Events which may allow licensors to exercise these termination provisions include our bankruptcy, sub-licensing without the licensor’s consent, a transaction which results in our change of control, our failure to use the required level of diligence efforts to develop, market and sell products based on the licensed technology, our inability to maintain adequate levels of insurance with respect to the licensed technologies or other acts or omissions that may constitute a breach by us of our license agreement. In addition, any failure to continue to have access to these technologies may materially affect the benefits that we currently derive from the collaboration and partnership arrangements and may negatively impact our results and operations.

If our process related to product development does not result in an approved and commercially successful product, our business could be adversely affected.

We focus our research and development activities on areas in which we have particular strengths. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in preclinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, which will adversely affect our short-term profitability.

In addition, we will need to obtain and maintain regulatory approval in order to market new products. Notwithstanding the outcome of clinical trials for new products, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and review by regulators of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market the product. There is no guarantee that we will be able to satisfy the applicable regulatory requirements, and we may suffer a significant variation from planned revenue as a result.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

o

the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

o

the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

o

patients do not enrol in clinical trials at the rate we expect;

o

patients are not followed-up at the rate we expect;

o

patients experience adverse side effects or events related to our products;

o

patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, including the advanced stage of their disease and medical problems, which may or may not be related to our product candidates;

o

regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

o

the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

o

changes in governmental regulations or administrative actions;

o

the interim results of the clinical trial are inconclusive or negative;

o

pre-clinical or clinical data is interpreted by third parties in different ways; or

o

our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

Clinical trials may require the enrolment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrolment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrolment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.

Pre-clinical development is a long, expensive and uncertain process, and we may terminate one or more of our pre-clinical development programs.

We may determine that certain pre-clinical product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate our programs for such product candidates. If we terminate a pre-clinical program in which we have invested significant resources, our prospects will suffer, as we will have expended resources on a program that will not provide a return on our investment and will have missed the opportunity to have allocated those resources to potentially more productive uses.

We may not be able to protect our intellectual property or obtain necessary intellectual property rights from third parties, which could adversely affect our business.

Our success depends, in part, on ensuring that our intellectual property rights are covered by valid and enforceable patents or effectively maintained as trade secrets and our ability to detect violations of our intellectual property rights and enforce such rights against others.

The validity of our patent claims depends, in part, on whether prior art references described or rendered obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents or published applications or published scientific literature, that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications related to, our technology. In the event that a third party has also filed a U.S. patent application covering a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our U.S. patent positions. The laws in some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

We frequently seek patents to protect our intellectual property. It should be recognized that we may not be able to obtain patent protection for key elements of our technology, as the patent positions of pharmaceutical, biotechnology and medical device companies are uncertain and involve complex legal and factual questions for which important legal issues are largely unresolved. For example, no consistent policy has emerged regarding the scope of health-related patent claims that are granted by the U.S. Patent Office or enforced by the U.S. federal courts. Rights under any of our issued patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes. In addition, even if a patent is issued, the coverage claimed in a patent application may be significantly reduced in the patent as granted.

There can be no assurance that:

o

patent applications will result in the issuance of patents;

o

additional proprietary products developed will be patentable;

o

licenses we have obtained from third parties that we use in connection with our technology will not be terminated;

o

patents issued will provide adequate protection or any competitive advantages;

o

patents will not be successfully challenged by any third parties; or

o

the patents of others will not impede our or our collaborators’ ability to commercialize our technology.

For example, the drug paclitaxel is itself not covered by composition of matter patents. Therefore, although we are developing an intellectual property portfolio around the use of paclitaxel for intended commercial applications, others may be able to engage in off-label use of paclitaxel for the same indications, causing us to lose potential revenue. Furthermore, others may independently develop similar products or technologies or, if patents are issued to us, design around any patented technology developed by us, which could affect our potential to generate revenues and harm our results of operations.

Patent protection for our technology may not be available based on prior art. The publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a consequence, there may be uncertainty as to whether we or a third party were the first creator of inventions covered by issued patents or pending patent applications or that we or a third party were the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent Office, or other proceedings outside the United States, including oppositions, to determine priority of invention or patentability, which could result in substantial cost to us even if the outcome were favorable. An unfavorable outcome in an interference or opposition proceeding could preclude us, our collaborators and our licensees from making, using or selling products using the technology or require us to obtain license rights from prevailing third parties. We do not know whether any prevailing party would offer us a license on commercially acceptable terms, if at all. We may also be forced to pay damages or royalties for our past use of such intellectual property rights, as well as royalties for any continued usage.

As part of our patent strategy, we have filed a variety of patent applications internationally. Oppositions have been filed against various granted patents that we either own or license and which are related to certain of our technologies. For example, at the EPO, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  This decision of the opposition board may be appealed. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006, however the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), briefs are being exchanged. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged. The ultimate outcomes of these oppositions, including possible appeals, are uncertain at this time.

Our future success and competitive position depend in part on our ability to obtain and maintain certain proprietary intellectual property rights used in our approved products and principal product candidates. Any such success depends in part on effectively prosecuting claims against others who we believe are infringing our rights and by effectively defending claims of intellectual property infringement brought by our competitors and others. The stent-related markets have experienced rapid technological change and obsolescence in the recent past, and our competitors have strong incentives to attempt to stop or delay us from introducing new products and technologies. See “—We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.”

We do not know whether the patents that we have received or licensed, or may be able to obtain or license in the future, would be held valid or enforceable by a court or whether a competitor’s technology or product would be found to infringe such patents. Further, we have no assurance that third parties will not properly or improperly modify or terminate any license they have granted to us.

We have obtained licenses from third parties with respect to their intellectual property that we use in connection with our technology. However, we may need to obtain additional licenses for the development of our current or future products. Licenses may not be available on satisfactory terms or at all. If available, these licenses may obligate us to exercise diligence in bringing our technology to market and may obligate us to make minimum guarantee or milestone payments. These diligence and milestone payments may be costly and could seriously harm our business. We may also be obligated to make royalty payments on the sales, if any, of products resulting from licensed technology and may be responsible for the costs of filing and prosecuting patent applications. These costs could affect our results of operations and decrease our earnings.

Certain of our key technology include trade secrets and know-how that may not be protected by patents. There can be no assurance that we will be able to protect our trade secrets. To help protect our rights, we undertake to require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that all employees, consultants, advisors and collaborators have signed such agreements, or that these agreements will adequately protect our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Furthermore, any confidentiality agreements in existence may be breached and we may not have adequate remedies for any such breach. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us.

We have significantly increased our levels of research and development and the size of our sales force in anticipation of the growth of our business, resulting in increased expenses. Therefore, if sales fail to grow according to our plans, these increased expenses may adversely affect our financial condition and results of operations.

We have recently increased our levels of research and development and the size of our sales force in the U.S., Europe and other parts of the world in order to further develop our product pipeline and to better commercialize our existing and future products. As a result, we have incurred significant expenses related to these cost centers of our business, which we expect to continue at their new higher levels in the future. If our development efforts fail to generate new products or we are unable to effectively commercialize our existing and future products, the revenues generated by our products may not offset these costs, which could adversely affect our financial condition or results of operations.

If certain single-source suppliers fail to deliver key product components in a timely manner, our manufacturing ability would be impaired and our product sales could suffer.

We depend on certain single-source suppliers that supply components used in the manufacture of certain of our products, including our Quill SRS product. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

If physicians do not recommend and endorse our products or products that use our technology, or if our working relationships with physicians deteriorate, our products or products that use our technology may not be accepted in the marketplace, which could adversely affect our sales and royalty revenues.

In order for us to sell our products or continue to receive royalty revenues from the sale of products that use our technologies, physicians must recommend and endorse them. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products, and we do not know whether we will obtain the necessary recommendations or endorsements from physicians. Acceptance of our products or of products that use our technology depends on educating the medical community as to the distinctive characteristics, perceived benefits, safety, clinical efficacy and cost-effectiveness of these products compared to products of competitors, and on training physicians in the proper application of these products. If we are not successful in obtaining the recommendations or endorsements of physicians for our products or our collaborators are not successful in doing the same for their products that use our technology, our sales and royalty revenues may not increase or may decline.

In addition, if we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could adversely affect the acceptance of our products in the marketplace and our sales.

If we are unable to license new technologies to utilize in the development of products, our ability to maintain our competitive advantage in our existing products and to develop future products may be adversely affected.

We have entered into, and we expect that we will continue to enter into, licensing agreements with third parties to give us access to technologies that we may use to develop products through our strategic collaboration and partnership arrangements. The technologies governed by these license agreements may be critical to our ability to maintain our competitive advantage in our existing products and to develop future products. For example, through licenses with Harvard University, the National Institutes of Health and the University of British Columbia, we have been granted access to technologies that have contributed to the developments of the Vascular Wrap component of our VaxSys Synergy™ product.

Pursuant to terms of our existing license agreements, licensors have the right under certain specified circumstances to terminate their respective licenses. Events that may allow licensors to exercise these termination provisions include:

•

our bankruptcy;

•

sub-licensing without the licensor’s consent;

•

a transaction which results in a change of control of us;

•

our failure to use the required level of diligence to develop, market and sell products based on the licensed technology;

•

our failure to maintain adequate levels of insurance with respect to the licensed technologies; or

•

other acts or omissions that may constitute a breach by us of our license agreement.

In addition, any failure to continue to have access to these technologies may materially adversely affect the benefits that we currently derive from our collaboration and partnership arrangements and may adversely affect our results and operations.

Compulsory licensing and/or generic competition may affect our business in certain countries.

In a number of countries governmental authorities and other groups have suggested that companies which manufacture medical products (i.e., pharmaceuticals and medical devices) should make products available at a low cost. In some cases, governmental authorities have held that where a pharmaceutical or medical device company does not do so, their patents might not be enforceable to prevent generic competition. Alternatively, some governmental authorities could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our sales or the sales of our licensee(s). In all of these situations, the results of our operations in these countries could be adversely affected.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In connection with maintaining the value of our various intellectual property and exclusivity rights, we regularly evaluate the activities of others worldwide. Our success will depend, in part, on our ability to obtain patents, or licenses to patents, maintain trade secret protection and enforce our rights against others. Should it become necessary to protect those rights, we intend to pursue all cost-efficient strategies, including, when appropriate, negotiation or litigation in any relevant jurisdiction.

On February 18, 2005, a claim was filed by Conor MedSystems in a court in the United Kingdom alleging that the Company's stent patent EP (UK) 0 706 376 is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position and, on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court.  The House of Lords has decided to review the decisions of these lower courts, and to this end a hearing has been set for May 6 – 8, 2008.  Conor  has withdrawn from these proceedings, and its case will be taken up by the UK Comptroller General of Patents, Designs and Trade Marks

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on May 29, 2008.  The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

On December 9, 2005, the Company together with BSC commenced a legal action in the Netherlands against Biosensors International Group Ltd. and six related companies including Occam International BV, requesting a preliminary injunction against the sale of the Axxion™ stent. In March 2006, a Dutch court ruled against Angiotech’s request for a preliminary injunction.  An appeal was filed by Angiotech and may be heard late in 2008.

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court, however in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office.  In January 2008, Angiotech appealed this decision to Japan’s Supreme Court, and we are waiting to hear whether the Supreme Court will agree to hear our appeal.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies (“MDT”) of two U.S. patents owned by Dr. Baran.  These patents allegedly cover MDT’s BioPince™ automated biopsy device, which had 2005 sales of $3.6 million.  On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005.  We consider the decision to be largely favorable to Angiotech.  We are now in the discovery phase of this litigation.  No hearing date has yet been set by the court.

We intend to pursue and to defend vigorously any and all actions of third parties related to our extensive patent portfolio and pioneering technology. Any failure to obtain and protect intellectual property could adversely affect our business and our ability to operate could be hindered by the proprietary rights of others.

Our involvement in intellectual property litigation could result in significant expense, adversely affecting the development of product candidates or sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources and intellectual property litigation may be used against us as a means of gaining a competitive advantage. Competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. Uncertainties resulting from the initiation and continuation of any litigation could affect our ability to continue our operations. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

•

pay substantial damages or back royalties;

•

cease the development, manufacture, use or sale of product candidates or products that infringe upon the intellectual property of others;

•

expend significant resources to design around a patent or to develop or acquire non-infringing intellectual property;

•

discontinue processes incorporating infringing technology; or

•

obtain licenses to the infringed intellectual property.

We cannot be assured that we will be successful in developing or acquiring non-infringing intellectual property or that necessary licenses will be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we cannot develop or acquire such intellectual property or obtain such licenses, we could encounter delays in any introduction of products or could find that the development, manufacture or sale of products requiring such licenses could be prohibited.

If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent Office, or other proceedings outside the United States, including oppositions, to determine priority of invention or patentability, which could result in substantial cost to us even if the eventual outcome were favorable.

Our ability to operate could be hindered by the proprietary rights of others.

A number of pharmaceutical, biotechnology and medical device companies as well as research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with or adversely affect our technologies or intellectual property rights, including those that we license from others. We are aware of other parties holding intellectual property rights that may represent prior art or other potentially conflicting intellectual property, including stents coated with agents intended to reduce restenosis. Any conflicts with the intellectual property of others could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our current or future patent applications altogether.

If patents that cover our activities are issued to other persons or companies, we could be charged with infringement. In the event that other parties’ patents cover any portion of our activities, we may be forced to develop alternatives or negotiate a license for such technology. We do not know whether we would be successful in either developing alternative technologies or acquiring licenses upon reasonable terms, if at all. Obtaining any such licenses could require the expenditure of substantial time and other resources and could harm our business and decrease our earnings. If we do not obtain such licenses, we could encounter delays in the introduction of our products or could find that the development, manufacture or sale of products requiring such licenses is prohibited.

Technological advances and evolving industry standards could reduce our future product sales, which could cause our revenues to grow more slowly or decline.

The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. This could happen, for example, if new standards and technologies emerged that were incompatible with customer deployments of our applications. In addition, any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any of the expenses incurred in connection with their development. We cannot assure you that we will succeed in developing and marketing product enhancements or new products that respond to technological change, new industry standards, changed customer requirements or competitive products on a timely and cost-effective basis. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that they will achieve market acceptance.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no such claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

We may incur significant costs complying with environmental laws and regulations.

Our research and development processes and manufacturing operations involve the use of hazardous materials. We are subject to federal, state, provincial, local and other laws and regulations in the countries in which we operate or sell our products, which govern the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident or the discovery of pre-existing contamination at one or more of our facilities, we could be held liable for any damages that result and any such liability could exceed our resources. We may not be specifically insured with respect to this liability, and we do not know whether we will be required to incur significant costs to comply with environmental laws and regulations in the future, or whether our operations, business or assets will be harmed by current or future environmental laws or regulations.

We face and will continue to face significant competition.

Competition from pharmaceutical companies, medical device companies, biotechnology companies and academic and research institutions is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than our company. Some of these competitors include JNJ, Guidant Corporation, Genzyme Corporation, Baxter, Abbott Laboratories, BSC, Medtronic, Inc., Wyeth, Inc., Novartis AG, C.R. Bard, the Allegiance division of Cardinal Health, Inc., Bausch & Lomb, and Tyco Ltd., among others. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using our products. Other companies may:

o

develop and obtain patent protection for products earlier than us;

o

design around patented technology developed by us;

o

obtain regulatory approvals for such products more rapidly;

o

have greater manufacturing capabilities and other resources;

o

have larger or more experienced sales forces;

o

develop more effective or less expensive products; or

o

have greater success in obtaining adequate third-party payer coverage and reimbursement for their competing products.

While we intend to expand our technological capabilities in order to remain competitive, there is a risk that:

o

research and development by others will render our technology or product candidates obsolete or non-competitive;

o

treatments or cures developed by others will be superior to any therapy developed by us; and

o

any therapy developed by us will not be preferred to any existing or newly-developed technologies.

The commercial potential of our products and product candidates will be significantly limited if we are not able to obtain adequate levels of reimbursement or market acceptance for them.

Our ability to commercialize human therapeutic products and product candidates successfully will depend in part on the extent to which coverage and reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers or supported by the market for these products. There can be no assurance that third-party payers’ coverage and reimbursement will be available or sufficient for the products we might develop.

Third party payers are increasingly challenging the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage of or payment for our products, could have a material adverse effect on our ability to operate profitably. In some countries in the E.U. and in the U.S., significant uncertainty exists as to the reimbursement status of newly-approved healthcare products, and we do not know whether adequate third-party coverage and reimbursement will be available for us to realize an appropriate return on our investment in product development, which could seriously harm our business. In the U.S., while reimbursement amounts previously approved appear to have provided a reasonable rate of return, there can be no assurance that our products will continue to be reimbursed at current rates or that third party payers will continue to consider our products cost-effective and provide coverage and reimbursement for our products, in whole or in part.

We cannot be certain that our products will gain commercial acceptance among physicians, patients and third party payers, even if necessary international and U.S. marketing approvals are maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products, and we do not know whether these recommendations or endorsements will be obtained. We also believe that surgeons will not use these products unless they determine, based on clinical data and other factors, that the clinical benefits to patients and cost savings achieved through use of these products outweigh their cost. Acceptance among physicians may also depend upon the ability to train surgeons and other potential users of our products and the willingness of such users to learn these relatively new techniques.

Future legislation or regulatory changes to, or consolidation in, the healthcare system may affect our ability to sell our product profitably.

There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect our business. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which would seriously harm our business. Additionally, initiatives to reduce the cost of healthcare have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from certain market segments as consolidated groups such as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, and third-party reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

We must receive regulatory approval for each of our product candidates before they can be sold commercially in Canada, the U.S. or internationally, which can take significant time and be very costly.

The development, manufacture and sale of medical devices and human therapeutic products in Canada, the U.S. and internationally is governed by a variety of statutes and regulations. These laws require, among other things:

o

regulatory approval of manufacturing facilities and practices;

o

adequate and well-controlled research and testing of products in pre-clinical and clinical trials;

o

review and approval of submissions containing manufacturing, pre-clinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to good manufacturing practices during production and storage; and

o

control of marketing activities, including advertising and labelling.

The product candidates currently under development by us or our collaborators will require significant research, development, pre-clinical and clinical testing, pre-market review and approval, and investment of significant funds prior to their commercialization. We are dependent on our collaborators for regulatory approval and compliance, and have little or no control over these matters. The process of completing clinical testing and obtaining such approvals is likely to take many years and require the expenditure of substantial resources, and we do not know whether any clinical studies by us or our collaborators will be successful, that regulatory approvals will be received, or that regulatory approvals will be obtained in a timely manner. Despite the time and resources expended by us, regulatory approval is never guaranteed. Even if regulatory approval is obtained, regulatory agencies may limit the approval to certain diseases, conditions or categories of patients who can use them.

If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, it could seriously harm our business.

Our products and manufacturing facilities that have, or may receive, regulatory approval, are or will be subject to ongoing regulation. In addition, we have little or no control over the manufacturing facilities of our collaborators in which our products are manufactured.

Our products and manufacturing operations are subject to extensive regulation in the U.S. by the FDA and by similar regulatory agencies abroad. Ongoing regulation includes compliance with an array of manufacturing and design controls and testing, quality control, storage and documentation procedures. Regulatory agencies may also require expensive post-approval studies. Any adverse events associated with our products must also be reported to regulatory authorities. If deficiencies in our or our collaborators’ manufacturing and laboratory facilities are discovered, or we or our collaborators fail to comply with applicable post-market regulatory requirements, a regulatory agency may close the facility or suspend manufacturing.

With respect to products manufactured by third-party contractors, we are, and we expect to continue to be, dependent on our collaborators for continuing regulatory compliance and we may have little or no control over these matters. Our ability to control third-party compliance with FDA and other regulatory requirements will be limited to contractual remedies and rights of inspection. Our failure or the failure of third-party manufacturers to comply with regulatory requirements applicable to our products may result in legal or regulatory action by those regulatory authorities. There can be no assurance that our or our collaborators’ manufacturing processes will satisfy regulatory, cGMP or International Standards Organization (“ISO”) requirements.

In addition, there may be uncertainty as to whether or not we or others who are involved in the manufacturing process will be able to make the transition to commercial production of some of our newly developed products. A failure to achieve regulatory approval for manufacturing facilities or a failure to make the transition to commercial production for our products will adversely affect our prospects, business, financial condition and results of operations.

If we are unable to fully comply with federal and state “fraud and abuse laws”, we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute, physician self-referral laws, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, the federal False Statements Statute, and state law equivalents to these federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business.  In addition, we are subject to the U.S. Foreign Corrupt Practices Act.  We have a network of approximately 160 distributors.  Any action against us for violation by us or our distributors of this act could have a significant impact on our business.

We may be unsuccessful in marketing, selling and distributing certain of our products.

We distribute a number of our products worldwide. In order to achieve commercial success for our approved products, we have been expanding our sales and marketing force in the U.S., Europe and other parts of the world.  If our distribution personnel or methods are not sufficient to ensure we have supply to meet demand for our products or if there is a quality control failure with our products, it could harm our prospects, business, financial condition and results of operations.

To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues received will be dependent on the efforts of others, and we do not know whether these efforts will be successful. Failure to develop a direct sales and marketing force or enter into appropriate arrangements with other companies to market and sell our products will reduce our ability to generate revenues.

We may encounter unanticipated costs or loss of business associated with terminating or relocating facilities and operations

We are currently consolidating our Syracuse, NY and existing Puerto Rico manufacturing facilities into a single location in Puerto Rico. There is a risk that the costs associated with this consolidation may be greater than anticipated, particularly if the process takes longer than planned. There is also a risk that during the consolidation of plants, we may be unable to meet customer demand on a time line that is suitable to them or that the quality of the product we produce fails to meet customer standards which could have a negative impact on our business.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition or cash flows would suffer.

We may incur losses associated with foreign currency fluctuations.

Effective January 1, 2004, we commenced reporting our operating results and financial position in U.S. dollars in order to more accurately represent the currency of the economic environment in which we operate.

Our operations are in some instances conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euro, Swiss francs, Danish krone, and U.K. pound sterling. Exchange rate fluctuations may reduce our future operating results.  In the quarter ended March 31, 2008, we reported $0.2 million of foreign exchange losses due to foreign currency fluctuations. In the year ended December 31, 2007, we reported $0.3 million of foreign exchange losses compared to $0.5 million of foreign exchange gains for the year ended December 31, 2006 and $1.1 million of foreign exchange gains for the year ended December 31, 2005.

We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish krone, and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Acquisition of companies or technologies may result in disruptions to our business.

As part of our business strategy, we may acquire additional assets and businesses principally relating to or complementary to our current operations. Any acquisitions or mergers by us will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management.

In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

If significant acquisitions are made for cash consideration, we may be required to use a substantial portion of our available cash, cash equivalents and short-term investments. Future acquisitions by us may cause large one-time expenses or create goodwill or other intangible assets that could result in significant asset impairment charges in the future. Acquisition financing may not be available on acceptable terms, if at all.

We may not generate sufficient cash flow from any of our future permitted acquisitions to service our indebtedness.

In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead or the acquisition of products and from revenue enhancements resulting from the acquisition. However, there can be no assurance that we will be able to generate sufficient cash flow from any future permitted acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

o

the difficulty of assimilating and integrating the acquired operations and personnel into our current business;

o

the potential disruption of our ongoing business;

o

the diversion of management’s attention and other resources;

o

the possible inability of management to maintain uniform standards, controls, procedures and policies;

o

the risks of entering markets in which we have little or no experience;

o

the potential impairment of relationships with employees;

o

the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

o

the possibility that the acquired business or products do not perform as expected.

If we fail to hire and retain key management, scientific and technical personnel, we may be unable to successfully implement our business plan.

We are highly dependent on our senior management and scientific and technical personnel. The competition for qualified personnel in the healthcare field is intense, and we rely heavily on our ability to attract and retain qualified managerial, scientific and technical personnel. Our ability to manage growth effectively will require continued implementation and improvement of our management systems and the ability to recruit and train new employees. We may not be able to successfully attract and retain skilled and experienced personnel, which could harm our ability to develop our product candidates and generate revenues.

Risks Relating to our Indebtedness, Shares, and Organization and Structure

Our existing and future permitted debt could adversely affect our operations.

As of March 31, 2008, we had outstanding $575 million of indebtedness, excluding accrued interest. We are currently considering other facilities to replace the revolving portion of the credit facility that was terminated in connection with the issuance of the Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”), but there can be no assurance that we will be able to obtain such a facility.  Excluding intercompany transactions, our subsidiaries that are not guarantors of the Floating Rate Notes or Subordinated Notes (defined herein) accounted for approximately $53 million or 18% of our total revenues from continuing operations for the year ended December 31, 2007, and approximately $488 million or 42% of our total assets and approximately $116 million or 16% of our total liabilities as of December 31, 2007.  The Floating Rate Notes and 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) are guaranteed by the same group of our subsidiaries.

The amount and terms of our indebtedness and other financial obligations could have important consequences for our operations. For example, it:

o

could increase our vulnerability to general adverse economic and industry conditions;

o

could limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

o

will require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities, including acquisitions permitted by our Subordinated Notes and Floating Rate Notes;

o

will limit our planning flexibility for, or ability to react to, changes in our business and the industry; and

o

could place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

The Floating Rate Notes bear interest at rates that fluctuate with changes in certain prevailing benchmarks. If interest rates increase, we may be unable to meet our debt service obligations under the Floating Rate Notes and Subordinated Notes and other indebtedness.

We and our subsidiaries are permitted to incur substantially more debt, which could further exacerbate the risks associated with our leverage.

The terms of the indentures governing the Floating Rate Notes and Subordinated Notes expressly permit the incurrence of additional amounts of debt for specified purposes. For example, if we decide to seek and are successful in obtaining commitments for a new revolving credit facility, all borrowings under that facility will rank senior to the Floating Rate Notes and Subordinated Notes and the guarantees, to the extent of the value of the assets securing such borrowings.  Moreover, the indentures governing the Floating Rate Notes and Subordinated Notes do not impose any limitation on our incurrence of liabilities that are not defined as “Indebtedness” under such indentures (such as trade payables). If new debt or other liabilities are added to our and our subsidiaries’ current levels of debt, the related risks that we and they now face could be exacerbated.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt, including the Floating Rate Notes, the Subordinated Notes and other financial obligations, and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flows were to prove inadequate to meet our debt service and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, including the Floating Rate Notes and Subordinated Notes, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including the Floating Rate Notes and Subordinated Notes, sell any such assets or obtain such additional financing on commercially reasonable terms or at all. Additionally, because the indentures governing the Floating Rate Notes and Subordinated Notes require that, upon the occurrence of a “change of control,” as defined in the indentures, we must make an offer to repurchase the Floating Rate Notes and Subordinated Notes, respectively, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  In the event that we were required to repurchase the Floating Rate Notes and Subordinated Notes pursuant to our offer, such repurchase could result in the use of a significant amount of our available cash.

The indentures governing the Floating Rate Notes and Subordinated Notes contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us that may arise.

The indentures governing the Floating Rate Notes and Subordinated Notes contain certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

o

incur, assume or guarantee additional indebtedness or issue preferred stock;

o

pay dividends or make other equity distributions to our shareholders;

o

purchase or redeem our capital stock;

o

make certain investments;

o

create liens;

o

sell or otherwise dispose of assets;

o

engage in transactions with our affiliates; and

o

merge or consolidate with another entity or transfer all or substantially all of our assets.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business, industry or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

Although the indentures for the Floating Rate Notes and Subordinated Notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as “Unrestricted Subsidiaries” under the indentures. Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage. Also, although the indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

Our stock price has been volatile, is likely to continue to be volatile and could decline substantially.

Our common shares have been, and are likely to continue to be, highly volatile. For example, in the twelve months ending December 31, 2007, shares of our common stock traded on the NASDAQ and the Toronto Stock Exchange have closed at a high of $9.18 and CDN$10.81, respectively, and at a low of $3.10 and CDN$3.12, respectively, and traded at a low of $1.79 during the first quarter of 2008.   Our share price could fluctuate significantly in the future for various reasons, including the following:

o

future announcements concerning us or our competitors;

o

quarterly variations in operating results;

o

the introduction of new products or changes in product pricing policies by us or our competitors;

o

an acquisition or loss of significant customers, distributors and suppliers;

o

changes in earnings estimates by analysts;

o

changes in third-party reimbursement practices;

o

regulatory developments;

o

intellectual property developments;

o

reports of results of clinical trials;

o

the commencement of material litigation against us or our collaborators; or

o

fluctuations in the economy or general market conditions.

In addition, stock markets in general, and the market for shares of biopharmaceutical and life science companies in particular, have experienced extreme price and volume fluctuations in recent years that may be unrelated to the operating performance of the affected companies. These broad market fluctuations may cause the market price for our common shares to decline. The market price of our common shares could decline below its current price and may fluctuate significantly in the future. These fluctuations may or may not be related to our performance or prospects.

In the past, market investors have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If one of our shareholders files a securities class action suit, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation.

 U.S. investors may not be able to obtain enforcement of civil liabilities against us.

We were formed under the laws of British Columbia, Canada. A substantial portion of our assets are located outside the U.S. In addition, a majority of the members of our board of directors and our officers are residents of countries other than the U.S. As a result, it may be impossible for U.S. investors to affect service of process within the U.S. upon us or these persons or to enforce against us or these persons any judgments in civil and commercial matters, including judgments under U.S. federal or state securities laws. In addition, a Canadian court may not permit U.S. investors to bring an original action in Canada or to enforce in Canada a judgment of a state or federal court in the U.S.

Laws and provisions in our notice of articles and articles and shareholder rights plan could delay or deter a change in control.

Our notice of articles and articles allow for the issuance of preference shares. The board of directors may set the rights and preferences of any series of preference shares in its sole discretion without the approval of the holders of our common shares. The rights and preferences of the preference shares may be superior to those of the common shares. Accordingly, the issuance of preference shares also could have the effect of delaying or preventing a change of control of our company. In addition, under the Business Corporations Act (British Columbia), some business combinations, including a merger or reorganization or the sale, lease or other disposition of all or a substantial part of our assets, must be approved by at least three-quarters of the votes cast by our shareholders in aggregate or, in some cases, approved by at least three-quarters of the votes cast by holders of each class of shares.  In some cases, a business combination must be approved by a court. Shareholders may also have a right to dissent from the transaction, in which case, we would be required to pay dissenting shareholders the fair value of their common shares provided they have followed the required procedures. There are, at present, no preference shares outstanding.

In addition, our shareholders adopted a shareholder rights plan which provides for substantial dilution to an acquiror unless either the acquiror makes a bid to all shareholders, which, among other things, is held open for at least 60 days and is accepted by independent shareholders holding at least 50% of the outstanding common shares, or the bid is otherwise approved by our board of directors.  This shareholder rights plan was amended and restated on June 9, 2005, and has a term of nine years, subject to reconfirmation by the shareholders at the annual general meetings in 2008 and 2011.

Furthermore, all of our executive officers have contractual rights under employment agreements to have their stock options vest immediately and obtain 12 to 24 months severance pay in the event of a change of control of our company.

Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition of a significant interest in our company. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act (Canada) subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets as calculated pursuant to the legislation exceeds a threshold amount which, for an investor from a World Trade Organization member country, was CDN$281 million in 2007 and is CDN$295 million in 2008. A reviewable acquisition may not proceed unless the relevant minister is satisfied or is deemed to be satisfied that there is likely to be a net benefit to Canada from the transaction.

Each of these matters could delay or deter a change in control that would be attractive to, and provide liquidity for, shareholders, and could limit the price that investors are willing to pay in the future for our common shares.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: April 29, 2008	By:	/s/ K. Thomas Bailey
K. Thomas Bailey (Principal Financial Officer and Duly Authorized Officer)

Exhibit 31.1

Certification of CEO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, William L. Hunter, M.D., certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Angiotech Pharmaceuticals, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2008	/s/ William L. Hunter
William L. Hunter, M.D.
Chief Executive Officer

Exhibit 31.2

Certification of CFO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, K. Thomas Bailey, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Angiotech Pharmaceuticals, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer

Exhibit 32.1

Certification of CEO and CFO Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Angiotech Pharmaceuticals, Inc. (the “Company”), each hereby certifies that to his knowledge on the date hereof:

(a) The Form 10-Q of the Company for the quarter ended March 31, 2008, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2008	/s/ William L. Hunter
William L. Hunter, M.D.
Chief Executive Officer

Date: April 29, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer