Form 10-Q
period 2008-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2008-07-29
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-30334

______________

Angiotech Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

______________

British Columbia, Canada	98-0226269
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1618 Station Street Vancouver, B.C. Canada	V6A 1B6
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 221-7676

______________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

85,121,983 Common Shares, no par value, as of July 25, 2008

LA_LAN01:211659.3

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements

Angiotech Pharmaceuticals, Inc.
CONSOLIDATED BALANCE SHEETS
(All amounts expressed in thousands of U.S. dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents [note 6]	$62,915	$91,326
Accounts receivable	28,681	22,678
Inventories [note 7]	36,240	33,647
Deferred income taxes, current portion	4,843	5,964
Prepaid expenses and other current assets	4,964	7,070
Total current assets	137,643	160,685

Long-term investments [note 8]	18,092	24,456
Property, plant and equipment [note 9]	61,279	59,187
Intangible assets [note 10]	213,158	225,889
Goodwill [note 10]	667,624	659,511
Deferred financing costs	12,481	13,600
Deferred income taxes	2,988	-
Other assets	8,921	6,780
Total assets	$1,122,186	$1,150,108
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities [note 11]	$52,241	$47,489
Income taxes payable	4,443	7,914
Interest payable on long-term debt	6,586	7,327
Deferred revenue, current portion	360	210
Total current liabilities	63,630	62,940

Deferred revenue	1,105	1,211
Deferred leasehold inducement	2,674	2,794
Deferred income taxes	55,657	59,368
Other tax liabilities	5,534	4,693
Long-term debt [note 12]	575,000	575,000
Other liabilities	1,922	2,030
Total non-current liabilities	$641,892	$645,096

Commitments and contingencies [note 16]

Stockholders’ equity
Share capital [note 14]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2008 – 85,121,983
December 31, 2007 – 85,073,983	472,739	472,618
Additional paid-in capital	31,094	29,669
Accumulated deficit	(144,331)	(102,497)
Accumulated other comprehensive income	57,162	42,282
Total stockholders’ equity	416,664	442,072
Total liabilities and stockholders’ equity	$1,122,186	$1,150,108
See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE
Royalty revenue	$25,536	$29,878	$54,466	$62,878
Product sales, net	50,533	42,421	98,259	84,907
License fees	53	53	105	525
	76,122	72,352	152,830	148,310

EXPENSES
License and royalty fees	3,661	4,268	8,032	9,709
Cost of products sold	26,809	25,085	52,658	47,877
Research and development	18,584	13,458	34,889	27,221
Selling, general and administration	25,813	24,363	53,654	47,818
Depreciation and amortization	8,539	8,328	17,017	16,483
In-process research and development [note 15]	-	8,000	2,500	8,000
	83,406	83,502	168,750	157,108

Operating loss	(7,284)	(11,150)	(15,920)	(8,798)
Other (expense) income:
Foreign exchange gain	140	(505)	563	(403)
Investment and other income (expense)	686	(994)	1,442	7,808
Interest expense on long-term debt	(10,941)	(12,896)	(23,061)	(25,695)
Writedown / loss on redemption of investments	(10,660)	-	(10,660)	(8,157)

Total other expenses	(20,775)	(14,395)	(31,716)	(26,447)

Loss from continuing operations before income taxes	(28,059)	(25,545)	(47,636)	(35,245)
Income tax recovery [note 13]	(1,988)	(10,500)	(5,802)	(13,529)

Loss from continuing operations	(26,071)	(15,045)	(41,834)	(21,716)
Loss from discontinued operations, net of income taxes [note 4]	-	(170)	-	(5,791)

Net loss	$(26,071)	$(15,215)	$(41,834)	$(27,507)

Basic and diluted net loss per common share [note 19]:
Continuing operations	$(0.31)	$(0.18)	$(0.49)	$(0.25)
Discontinued operations	-	-	-	(0.07)

Total	$(0.31)	$(0.18)	$(0.49)	$(0.32)

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,122	85,014	85,114	85,008

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(All amounts expressed in thousands of U.S. dollars, except share data)
(Unaudited)

	Common Shares				Accumulated
			Additional		other		Total
			paid-in	Accumulated	comprehensive	Comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	loss	equity
Balance at December 31, 2006	84,983,735	$472,390	$25,082	$(34,893)	$36,113		$498,692
Adjustment for the adoption of FASB Interpretation No. (FIN) 48				(1,664)			(1,664)
Exercise of stock options for cash	30,248	79					79
Stock-based compensation			1,059				1,059
Net unrealized loss on available-for-sale securities, net of taxes					(3,253)	$(3,253)	(3,253)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes					3,097	3,097	3,097
Cumulative translation adjustment					(241)	(241)	(241)
Net loss				(12,292)		(12,292)	(12,292)
Comprehensive loss						$(12,689)

Balance at March 31, 2007	85,013,983	$472,469	$26,141	$(48,849)	$35,716		$485,477
Stock-based compensation			1,305				1,305
Net unrealized loss on available-for-sale securities, net of taxes					932	$932	932
Cumulative translation adjustment					501	501	501
Net loss				(15,215)		(15,215)	(15,215)
Comprehensive loss						$(13,782)

Balance at June 30, 2007	85,013,983	$472,469	$27,446	$(64,064)	$37,149		$473,000

	Common Shares				Accumulated
			Additional		other		Total
			paid-in	Accumulated	comprehensive	Comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	loss	equity
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072
Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)
Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697
Stock-based compensation			608				608
Net unrealized loss on available-for-sale securities, net of taxes					(2,235)	(2,235)	(2,235)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes					10,656	10,656	10,656
Cumulative translation adjustment					9	9	9
Net loss				(26,071)		(26,071)	(26,071)
Comprehensive loss						$(17,641)

Balance at June 30, 2008	85,121,983	$472,739	$31,094	$(144,331)	$57,162		$416,664
See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net loss	$(26,071)	$(15,215)	$(41,834)	$(27,507)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,654	9,524	19,128	18,775
Loss on disposition of property and equipment	12	280	12	280
Writedown / loss on redemption of investments	10,656	-	10,656	647
Unrealized foreign exchange gain	60	-	48	-
Impairment of assets from discontinued operations	-	-	-	8,879
Deferred income taxes	315	(11,346)	(5,365)	(20,010)
License fees	-	-	-	(419)
Stock-based compensation expense	607	1,305	1,424	2,364
Deferred revenue	97	-	44	-
Non-cash interest expense	559	568	1,117	1,126
In-process research and development	-	8,000	2,500	8,000
Other	(59)	2,137	(118)	2,027
Net change in non-cash working capital items relating to operations [note 20]	2,183	21,199	(6,041)	9,403

Cash (used in) provided by operating activities	(1,987)	16,452	(18,429)	3,565

INVESTING ACTIVITIES
Proceeds from short-term investments	-	-	-	9,396
Purchase of long-term investments	-	-	-	(5,000)
Proceeds from long-term investments	-	-	-	15,454
Purchase of property, plant and equipment	(2,388)	(984)	(5,785)	(2,295)
Purchase of intangible assets	(1,000)	(17)	(1,000)	(5,267)
In-process research and development	-	(1,000)	(2,500)	(1,000)
Other	150	-	304	(101)

Cash (used in) provided by investing activities	(3,238)	(2,001)	(8,981)	11,187

FINANCING ACTIVITIES
Deferred financing costs on long-term obligations	(1,536)	(191)	(1,621)	(1,865)
Proceeds from stock options exercised	-	-	121	79
Cash used in financing activities	(1,536)	(191)	(1,500)	(1,786)
Effect of exchange rate changes on cash and cash equivalents	(116)	-	499	-
Net decrease in cash and cash equivalents	(6,877)	14,260	(28,411)	12,966
Cash and cash equivalents, beginning of period	69,792	98,038	91,326	99,332

Cash and cash equivalents, end of period	$62,915	$112,298	$62,915	$112,298

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

In the opinion of management, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows at June 30, 2008 and for all periods presented, have been made. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As at June 30, 2008, the Company has not elected the fair value option for any items and as such, adoption of SFAS 159 effective January 1, 2008 has not impacted the Company’s financial position and results of operations.

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

3.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements or EITF No. 07-01. EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has  not yet completed its evaluation of EITF 07-01, but does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is still assessing the impact of this pronouncement.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

4.

DISCONTINUED OPERATIONS

In the third quarter of 2006, the Company determined that certain operating subsidiaries acquired through the American Medical Instruments Holdings, Inc. (“AMI”), acquisition were not aligned with the Company’s current business strategy and, consequently, began actively looking to dispose of these operations. These operations were categorized as discontinued and include the following AMI subsidiaries: American Medical Instruments, Inc. located in Dartmouth, Massachusetts; Point Technologies, Inc. located in Boulder, Colorado; and Point Technologies S.A. located in Costa Rica. These operations were disposed of in the third quarter ended September 30, 2007 and no assets or liabilities related to these discontinued operations remained as of December 31, 2007. The net loss for these operations has been shown separately on the statements of operations. Included in long-term assets from discontinued operations prior to the disposition were intangible assets of $5.6 million and goodwill of $9.6 million relating to the medical products reportable segment. Management reviewed the carrying value of the discontinued operations and recorded impairment charge of nil and $8.9 million for the three and six month periods ended June 30, 2007.

The operating results of discontinued operations were included in the Consolidated Statements of Operations as “Loss from discontinued operations, net of income taxes.” The amounts for the three and six month periods ended June 30, 2007 is summarized as follows:

	Three months ended June 30	Six months ended June 30
	2007	2007
Revenues	$ 2,895	$ 5,937
Operating loss	(320)	(803)
Impairment charge	-	(8,879)
Loss before income taxes	(320)	(9,682)
Income tax recovery	(150)	(3,891)
Loss from discontinued operations	$ (170)	$(5,791)
Loss per common share:
Basic	$ -	$ (0.07)
Diluted	$ -	$ (0.07)
Shares used in computing loss per share:
Basic	85,014	85,008
Diluted	85,014	85,008

5.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, deposits, long term investments, accounts payable and accrued liabilities, and interest payable, the carrying amounts approximate fair value due to their short-term nature. The total fair value of the long term debt approximates $466,531,000 as at June 30, 2008 (December 31, 2007 - $516,906,000). The fair value of the long term debt is based primarily on quoted market prices at June 30, 2008 and December 31, 2007, and is not necessarily indicative of the amount that would be realized in a current market exchange.

Financial risk includes interest rate risk, exchange rate risk and credit risk. Interest rate risk arises due to the Company’s cash and cash equivalents and long term debt bearing fixed interest rates. Foreign exchange rate risk arises as a portion of the Company’s investments which finance operations and a portion of the Company’s expenses are denominated in other than U.S. dollars. Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company carries out credit evaluations of its customers on a continuing basis. At June 30, 2008, accounts receivable is net of an allowance for uncollectible accounts of $176,000 (December 31, 2007 - $214,000). The Company does not use derivative instruments to hedge against any of these financial risks.

6.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	June 30, 2008	December 31, 2007
U.S. dollars	$ 37,772	$ 68,817
Canadian dollars	7,247	15,488
Swiss franc	2,517	3,870
Euro	8,621	1,395
Danish krone	5,933	1,756
Other	825	-
	$ 62,915	$ 91,326

7.

INVENTORIES

	June 30, 2008	December 31, 2007
Raw materials	$ 8,825	$ 8,357
Work in process	14,054	12,772
Finished goods	13,361	12,518
	$ 36,240	$ 33,647

8.

LONG TERM INVESTMENTS

June 30, 2008	Cost	Gross Unrealized Losses	Carrying value
Available-for-sale equity securities	$ 11,532	$ -	$ 11,532
Investments recorded at cost	6,560	-	6,560
Long-term investments	$ 18,092	$ -	$ 18,092

December 31, 2007	Cost	Gross Unrealized Losses	Carrying value
Available-for-sale equity securities	$ 22,188	$ (4,289)	$ 17,899
Investments recorded at cost	6,557	-	6,557
Long-term investments	$ 28,745	$ (4,289)	$ 24,456

Long-term investments as at June 30, 2008 and December 31, 2007 include investments in biotechnology companies with which the Company has collaborative agreements. During the three month period ended June 30, 2008, the Company wrote-down two investments from a cost of $22,188,000 to the market value of $11,532,000. These investments had been trading below cost for a prolonged period of time.

9.

PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
June 30, 2008	Cost	depreciation	Value
Land	$ 10,791	$ -	$ 10,791
Buildings	19,846	1,906	17,940
Leasehold improvements	12,669	4,477	8,192
Manufacturing equipment	23,610	6,746	16,864
Research equipment	7,449	3,915	3,534
Office furniture and equipment	3,920	2,345	1,575
Computer equipment	8,988	6,605	2,383
	$87,273	$25,994	$ 61,279

		Accumulated	Net book
December 31, 2007	Cost	depreciation	value
Land	$ 10,692	$ -	$ 10,692
Buildings	19,783	1,441	18,342
Leasehold improvements	10,647	3,722	6,925
Manufacturing equipment	21,041	5,246	15,795
Research equipment	6,804	3,511	3,293
Office furniture and equipment	3,703	1,995	1,708
Computer equipment	8,342	5,910	2,432
	$ 81,012	$ 21,825	$ 59,187

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and six month periods ended June 30, 2008 amounted to $2,131,000 and $4,020,000 respectively ($1,772,000 and $3,737,000, respectively for the three and six month periods ended June 30, 2007).

10.

INTANGIBLE ASSETS AND GOODWILL

(a) Intangible assets

		Accumulated	Net book
June 30, 2008	Cost	amortization	Value
Acquired technologies	$ 128,066	$ 46,109	$ 81,957
Customer relationships	112,102	27,837	84,265
In-licensed technologies	56,586	20,955	35,631
Trade names and other	15,667	4,362	11,305
	$ 312,421	$99,263	$ 213,158

		Accumulated	Net book
December 31, 2007	Cost	amortization	Value
Acquired technologies	$ 127,316	$ 39,952	$ 87,364
Customer relationships	110,953	23,052	87,901
In-licensed technologies	56,042	17,341	38,701
Trade names and other	15,257	3,334	11,923
	$ 309,568	$ 83,679	$225,889

(b) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for June 30, 2008 and December 31, 2007, in total and by reportable segment:

	Pharmaceutical Technologies	Medical Products	Total
Balance, December 31, 2006	$ 46,071	$ 592,284	$ 638,355
Goodwill acquired upon milestone payment	-	10,000	10,000
Goodwill related to FIN 48 accrual	-	1,173	1,173
Goodwill transferred to Medical Products segment (i)	(22,578)	22,578	-
Foreign currency revaluation adjustments for goodwill denominated in foreign currencies	-	9,983	9,983
Balance, December 31, 2007	$ 23,493	$ 636,018	$ 659,511
Foreign currency revaluation adjustments for goodwill denominated in foreign currencies	-	8,113	8,113
Balance, June 30, 2008	$ 23,493	$ 644,131	$ 667,624

(i)

The Company reclassified goodwill related to certain technology programs, previously allocated in the pharmaceutical technologies segment, to the medical products segment in the fourth quarter of 2007.

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

11.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2008	December 31, 2007
Trade accounts payable	$ 7,387	$ 7,130
Accrued license and royalty fees	5,090	5,697
Employee-related accruals	18,217	14,897
Accrued professional fees	9,778	8,530
Accrued contract research	4,064	834
Other accrued liabilities	7,705	10,401
	$ 52,241	$ 47,489

12.

LONG-TERM DEBT

	June 30, 2008	December 31, 2007
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000
	$575,000	$575,000

13.

INCOME TAXES

For the three and six month periods ended June 30, 2008 we recorded an income tax recovery of $2.0 million and $5.8 million compared to an income tax recovery of $10.5 million and $13.5 million for the three and six month periods ended June 30, 2007. The income tax recovery for the second quarter of 2008 is primarily due to a net loss from operations and the amortization of identifiable intangible assets. The income tax recovery also includes a charge of $0.9 million related to an accrual under FIN 48 and a recovery of $4.4 million relating to the settlement of an outstanding Quebec income tax reassessment.

The effective tax rate for the three and six months period ended June 30, 2008 was 7.1% and 12.2% compared to an effective tax rate of 41.1% and 38.4% for the same period in 2007.

The effective tax rate for the current period is lower than the statutory Canadian tax rate of 31.0% and is primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

14.

SHARE CAPITAL

During the three and six month periods ended June 30, 2008, the Company issued nil and 48,000 common shares upon exercises of stock options respectively. The Company issues new shares to satisfy stock option exercises.

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

A summary of CDN dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2007	7,675,944	$ 15.55	3.16	$ 177
Exercised	48,000	2.50
Forfeited	127,000	15.74
Outstanding at March 31, 2008	7,500,944	$ 15.63	2.93	$ -
Exercisable at March 31, 2008	6,272,728	$ 16.60	2.75	$ -
Forfeited	118,913	16.51
Outstanding at June 30, 2008	7,382,031	15.61	2.69	$ 32
Exercisable at June 30, 2008	6,321,522	$16.49	2.50	$ 32

These options expire at various dates from January 21, 2009 to December 17, 2012.

A summary of U.S. dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$ 9.39	3.73	$ -
Forfeited	240,000	11.35
Outstanding at March 31, 2008	811,218	$ 8.81	3.62	$ -
Exercisable at March 31, 2008	272,315	$ 10.62	2.71	$ -
Forfeited	50,094	8.36
Outstanding at June 30, 2008	761,124	8.84	3.37	$ -
Exercisable at June 30, 2008	314,860	$10.40	2.46	$ -

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

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007 and March 31, 2008	443,012	$ 15.44	7.94	$ -
Exercisable at March 31, 2008	55,378	$ 15.44	7.94	$ -
Forfeited	31,781
Outstanding at June 30, 2008	411,231	$ 15.44	7.69	$ -
Exercisable at June 30, 2008	53,938	$ 15.44	7.69	$ -

These options expire on March 8, 2016.

b)

Stock-based compensation expense

The Company recorded stock-based compensation expense of $607,000 and $1,424,000 for the three and six month periods ended June 30, 2008 ($1,305,000 and $2,364,000 for the three and six month periods ended June 30, 2007) relating to awards granted under its stock option plan, modified or settled subsequent to October 1, 2002.

There were no stock option granted in the three and six month periods ended June 30, 2008. The weighted average fair value of stock options granted in the three and six month periods ended June 30, 2007 are:

	Three months ended June 30,	Six months ended June 30,
	2007	2007
CDN$ options	$2.25	$2.98
U.S. options	$1.79	$2.32

A summary of the status of the Company’s nonvested options as of June 30, 2008 and changes during the three and six month periods ended June 30, 2008, is as follows:

Nonvested CDN dollar options	No. of optioned shares	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2007	1,429,134	$4.53
Vested	(135,283)	5.90
Forfeited	(65,635)	4.95
Nonvested at March 31, 2008	1,228,216	$3.62
Vested	(125,951)	5.92
Forfeited	(41,756)	5.02
Nonvested at June 30, 2008	1,060,509	$3.53

Nonvested U.S. dollar options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2007	732,285	$2.68
Vested	(62,549)	2.92
Forfeited	(130,833)	2.86
Nonvested at March 31, 2008	538,903	$2.46
Vested	(51,399)	2.90
Forfeited	(41,240)	2.66
Nonvested at June 30, 2008	446,264	$2.41

Nonvested AMI options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2007	443,012	$6.51
Vested	(55,378)	6.51
Nonvested at March 31, 2008	387,634	$6.51
Forfeited	(30,341)	6.51
Nonvested at June 30, 2008	357,293	$6.51

As of June 30, 2008, there was $3,517,000 of total unrecognized compensation cost related to nonvested stock options granted under the Angiotech Plan.  These costs are expected to be recognized over a weighted average period of 1.74 years.

As of June 30, 2008, there was $216,000 of total unrecognized compensation cost related to the nonvested AMI stock options.  These costs are expected to be recognized over a period of 3.75 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and six month periods ended June 30, 2008 was $nil and $360,000 respectively.

During the three and six month periods ended June 30, 2008 and 2007 the following activity occurred:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Total intrinsic value of stock options exercised
CDN dollar options	$ n/a	n/a	$ 33	$ 171
U.S. dollar options	n/a	n/a	n/a	n/a

Total fair value of stock awards vested	$ 499	$1,074	$ 1,569	$1,903

Cash received from stock option exercises for the three and six month periods ended June 30, 2008 was $nil and $121,000 respectively.

15.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company made in-process research and development payments as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
CombinatoRx Incorporated	$ -	$7,000	$ -	$7,000
Rex Medical LP	-	1,000	2,500	1,000
Total	$ -	$8,000	$2,500	$8,000

16.

COMMITMENTS AND CONTINGENCIES

(a) Commitments

i)

The Company has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements.

ii)

The Company may also be required to make milestone, royalty, and other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. The Company has not accrued for these payments as of June 30, 2008 due to the uncertainty over whether these milestones will be achieved. The Company’s significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”),

In connection with the acquisition of Quill in June 2006, the Company may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and development milestones. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five year period, subject to certain conditions. The Company is also committed to minimum commercialization expenditures, including sales and marketing, research and development and corporate support on the technology acquired of $12.4 million between January 1, 2008 and June 30, 2009.

Afmedica, Inc. (“Afmedica”)

In connection with the acquisition of Afmedica in October 2005, the Company may be required to make milestone payments totaling $10.0 million to former Afmedica equity holders should the Company reach certain development and regulatory milestones with respect to any Afmedica product.

National Institute of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net Taxus sales by BSC. For the three and six month periods ended June 30, 2008, the Company has accrued royalties of $3,534,000 and $7,772,000 respectively to NIH under this agreement.

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

iii)

On February 18, 2005, a claim was filed by Conor MedSystems Inc. (“Conor”) in a court in the United Kingdom alleging that the Company's stent patent EP (UK) 0 706 376 patents is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position, and on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court. The House of Lords decided to review the decisions of these lower courts, and to this end a hearing was held May 6 – 7, 2008. Conor has withdrawn from these proceedings, and its case was taken up by the UK Comptroller General of Patents, Designs and Trade Marks. The decision from the House of Lords was issued in Angiotech’s favor on July 9, 2008.

iv)

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on September 23, 2008. The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

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

vi)

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court; however, in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office. In January 2008, Angiotech appealed this decision to Japan’s Supreme Court. On April 22, 2008, the Supreme Court denied our appeal.

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

ix)

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. The EPO has set the appeal for hearing on February 5, 2009. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent. An appeal was filed on April 22, 2008. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged.  In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.  In EP1159974 an opposition was filed in April 2008 and briefs are being exchanged.

17.

SEGMENTED INFORMATION

The Company operates in two reportable segments:  (i) Pharmaceutical Technologies and (ii) Medical Products.

The Pharmaceuticals Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Medical Products segment includes revenue from single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies.

The Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three and six month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Pharmaceutical Technologies	$ 25,589	$ 29,931	$ 54,571	$ 63,403
Medical Products	50,533	42,421	98,259	84,907
Total revenue	76,122	72,352	152,830	148,310
Licence and royalty fees – Pharmaceutical Technologies	3,661	4,268	8,032	9,709
Cost of products sold – Medical Products	26,809	25,085	52,658	47,877
Gross margin
Pharmaceutical Technologies	21,928	25,663	46,539	53,694
Medical Products	23,724	17,336	45,601	37,030
Total gross margin	45,652	42,999	92,140	90,724
Research and development	18,584	13,458	34,889	27,221
Selling, general and administration	25,813	24,363	53,654	47,818
Depreciation and amortization	8,539	8,328	17,017	16,483
In-process research and development	-	8,000	2,500	8,000
Operating loss	(7,284)	(11,150)	(15,920)	(8,798)
Other expenses	(20,775)	(14,395)	(31,716)	(26,447)
Loss from continuing operations before income taxes	$(28,059)	$(25,545)	$(47,636)	$(35,245)

During the three and six month periods ended June 30, 2008, revenue from one licensee represented approximately 31% and 33% respectively, of total revenue (39% and 41% respectively for the three and six month periods ended June 30, 2007).

The following table represents total assets for each reportable segment at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Total assets
Pharmaceutical Technologies	$ 187,968	$ 214,030
Medical Products	934,218	936,078
Total assets	$ 1,122,186	$ 1,150,108

The following table represents capital expenditures for each reportable segment for the three and six month periods ended at June 30, 2008 and 2007:

	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Capital expenditures
Pharmaceutical Technologies	$ 225	$ 271	$ 760	$ 422
Medical Products	2,163	713	5,687	1,873
Total capital expenditures	$2,388	$ 984	$6,447	$ 2,295

18.

RESTRUCTURING CHARGES

During the three and six month periods ended June 30, 2008, the Company recorded charges of $ 1.3 million and $ 3.0 million, respectively for plant closure and relocation activities associated with capacity rationalization and consolidation in the Medical Products segment. The restructuring charges during the three and six month periods ended June 30, 2008 included $0.5 million and $1.5 million, respectively related to employee severance benefits at the Company’s Syracuse location and $0.9 and $1.6 million, respectively related to various relocation activities at both the Company’s Syracuse and Puerto Rico locations.

The severance charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. In connection with the restructuring plan, the Company plans to terminate approximately 152 employees from the Syracuse location representing approximately 10% of our workforce over the next three months. The estimated total severance obligation is $4.7 million. The estimated total severance obligation was calculated using forecasted cash flows, discounted as prescribed by SFAS 146, using a credit-adjusted risk-free rate of 9%. The terms of the severance require that employees continue to provide services throughout the transition period in order to be eligible to receive the severance benefits. As the employees are required to continue to provide services in order to receive the severance, in June 2007, the Company accrued severance costs of $1.3 million representing the minimum severance benefits the employees were legally entitled to receive at that time. The remaining estimated total severance obligation of $3.4 million is being recorded monthly over the estimated retention period being the 15 month period ending September 2008. The total monthly severance charge for the three and six month periods ended June 30, 2008 were $0.5 million and $1.5 million, respectively (including accretion expense of $0.1 million) and is expected to be approximately $68,000 per month for the remaining estimated retention period of three months.

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

Changes in the Company’s accrual for restructuring charges were as follows:

Severance Benefits
Balance, December 31, 2006	$ -
Severances charged	3,075
Accretion expense	152
Balance, December 31, 2007	3,227
Severances charged	1,322
Accretion expense	149
Balance, June 30, 2008	$ 4,698

19.

LOSS PER SHARE

Loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss from continuing operations	$ (26,071)	$ (15,045)	$ (41,834)	$ (21,716)
Net loss from discontinued operations, net of income taxes	-	(170)	-	(5,791)
Net loss	$ (26,071)	$ (15,215)	$ (41,834)	$ (27,507)

Denominator:
Basic and diluted weighted average common shares outstanding(1)	85,122	85,014	85,114	85,008
Basic and diluted net loss per common share:
Continuing operations	$(0.31)	$(0.18)	$(0.49)	$(0.25)
Discontinued operations	-	-	-	(0.07)
Total	$(0.31)	$(0.18)	$(0.49)	$(0.32)

(1) As the Company generated a net loss for all periods presented, there is no dilutive effect on basic weighted average common shares outstanding.

20.

CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Accrued interest on short-term and long-term investments	$ -	$ (319)	$ -	$ (597)
Accounts receivable	(1,169)	7,873	(5,545)	8,315
Inventories	(2,910)	757	(2,137)	(2,715)
Prepaid expenses and other assets	1,011	1,598	2,541	1,767
Accounts payable and accrued liabilities	4,224	6,985	3,065	2,100
Income taxes payable	(3,648)	(457)	(3,473)	(165)
Interest payable	4,675	4,762	(742)	698
	$ 2,183	$21,199	$ (6,041)	$ 9,403

Supplemental disclosure:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Accrued milestone payment	$ -	$7,000	$ -	$17,000

21.

CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of June 30, 2008 and December 31, 2007, and for the three and six month periods ended June 30, 2008 and 2007 for the direct and indirect subsidiaries of the Company that serve as guarantors of the $250 million 7.75% senior subordinated notes issued on March 23, 2006 due in 2014 and the $325 million senior floating rate notes issued on December 11, 2006 due in 2013, and for the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Company. All of the Company’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

June 30, 2008

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals
ASSETS
Current assets
Cash and cash equivalents	$32,256	$3,376	$27,283	$-	$62,915
Accounts and notes receivable	408,274	79,445	322,016	(781,054)	28,681
Inventories	-	28,382	8,971	(1,113)	36,240
Deferred income taxes, current portion	-	4,843	-	-	4,843
Prepaid expenses and other current assets	594	4,067	318	(15)	4,964
Total current assets	$441,124	$120,113	$358,588	$(782,182)	$137,643

Long-term investments	$17,356	$-	$736	$-	$18,092
Property, plant and equipment	15,410	35,765	10,104	-	61,279
Investment in subsidiaries	471,746	432,208	-	(903,954)	-
Intangible assets	16,522	170,245	26,528	(137)	213,158
Goodwill	-	543,235	124,389	-	667,624
Deferred income taxes	2,988	-	-	-	2,988
Deferred financing costs	12,481	-	-	-	12,481
Other assets	3,156	6,174	13	(422)	8,921
Total assets	$980,783	$1,307,740	$520,358	$(1,686,695)	$1,122,186

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, notes payable and accrued liabilities	$29,020	$697,484	$106,753	$(781,016)	$52,241
Income taxes payable	(15,268)	7,401	12,310	-	4,443
Interest payable on long-term debt	6,586	-	-	-	6,586
Deferred revenue, current portion	-	-	360	-	360
Deferred income taxes, current portion	-	-	-	-	-
Total current liabilities	$20,338	$704,885	$119,423	$(781,016)	$63,631

Deferred revenue	$-	$-	$1,105	$-	$1,105
Deferred leasehold inducement	2,662	12	-	-	2,674
Deferred income taxes	-	45,095	10,625	(63)	55,657
Other tax liabilities	3,243	2,291	-	-	5,534
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	444	1,478	-	1,922
Total non-current liabilities	$580,905	$47,842	$13,208	$(63)	$641,892

Stockholders' equity
Share capital	$472,739	$651,996	$262,209	$(914,205)	$472,739
Additional paid-in capital	31,094	139,232	107,482	(246,714)	31,094
Accumulated deficit	(144,331)	(233,590)	(19,957)	253,547	(144,331)
Accumulated other comprehensive income	20,038	(2,625)	37,993	1,756	57,162
Total stockholders' equity	$379,540	$555,013	$387,727	$(905,616)	$416,664
Total liabilities and stockholders' equity	$980,783	$1,307,740	$520,358	$(1,686,695)	$1,122,186

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals
ASSETS
Current assets
Cash and cash equivalents	$23,790	$20,334	$47,202	$-	$91,326
Accounts and notes receivable	391,066	69,059	302,607	(740,054)	22,678
Inventories	-	26,563	7,821	(737)	33,647
Deferred income taxes, current portion	-	5,964	-	-	5,964
Prepaid expenses and other current assets	2,331	4,041	698	-	7,070
Total current assets	$417,187	$125,961	$358,328	$(740,791)	$160,685

Long-term investments	23,724	-	732	-	24,456
Property, plant and equipment	15,464	35,168	8,555	-	59,187
Investment in subsidiaries	518,304	438,673	-	(956,977)	-
Intangible assets	17,931	185,199	22,759	-	225,889
Goodwill	-	561,883	97,628	-	659,511
Deferred financing costs	13,600	-	-	-	13,600
Other assets	81	6,699	-	-	6,780
Total assets	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, notes payable and accrued liabilities	$15,939	$675,801	$95,795	$(740,046)	$47,489
Income taxes payable	(15,242)	7,232	15,924	-	7,914
Interest payable on long-term debt	7,327	-	-	-	7,327
Deferred revenue, current portion	-	-	210	-	210
Total current liabilities	$8,024	$683,033	$111,929	$(740,046)	$62,940

Deferred revenue	-	-	1,211	-	1,211
Deferred leasehold inducement	2,782	12	-	-	2,794
Deferred income taxes	2,472	55,810	6,031	(4,945)	59,368
Other tax liabilities	2,472	2,221	-	-	4,693
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	609	1,421	-	2,030
Total non-current liabilities	$582,726	$58,652	$8,663	$(4,945)	$645,096

Stockholders' equity
Share capital	472,618	651,995	262,208	(914,203)	472,618
Additional paid-in capital	29,669	139,234	110,670	(249,904)	29,669
Accumulated earnings/ (deficit)	(102,497)	(200,391)	(9,183)	209,574	(102,497)
Accumulated other comprehensive income	15,751	21,060	3,715	1,756	42,282
Total stockholders' equity	$415,541	$611,898	$367,410	$(952,777)	$442,072
Total liabilities and stockholders' equity	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

Condensed Consolidating Statement of Operations

Three months Ended June 30, 2008

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$23,578	$827	$1,131	$-	$25,536
Product sales, net	-	34,255	18,427	(2,149)	50,533
License fees	-	(24)	77	-	53
	$23,578	$35,058	$19,635	$(2,149)	$76,122
EXPENSES
License and royalty fees	$3,656	$5	$-	$-	$3,661
Cost of products sold	-	16,297	12,116	(1,604)	26,809
Research and development	11,924	6,296	364	-	18,584
Intercompany R&D charges	1,983	(2,407)	294	130	-
Selling, general and administration	6,349	15,431	4,033	-	25,813
Depreciation and amortization	1,221	6,013	1,169	136	8,539
	$25,133	$41,635	$17,976	$(1,338)	$83,406
Operating (loss) income	(1,555)	(6,577)	1,659	(811)	(7,284)
Other income (expenses) :
Foreign exchange gain (loss)	$204	$(1,065)	$958	$43	$140
Investment and other income	524	9	156	(3)	686
Interest income (expense)	(10,941)	(2,743)	2,740	3	(10,941)
Writedown/loss on
redemption of investments	(10,660)	-	-	-	(10,660)
Management fees	(915)	834	(49)	130	-
Total other income (expenses)	$(21,788)	$(2,965)	$3,805	$173	$(20,775)
(Loss) income from continuing operations before income taxes	$(23,343)	$(9,542)	$5,464	$(638)	$(28,059)
Income tax expense (recovery)	(50)	702	(2,640)	-	(1,988)
Income (loss) from continuing operations	(23,293)	(10,244)	8,104	(638)	(26,071)
Subsidiaries income (loss)	$(1,080)	$6,801	$-	$(5,721)	$-
Net (loss) income	$(24,373)	$(3,443)	$8,104	$(6,359)	$(26,071)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$50,782	$1,351	$2,333	$-	$54,466
Product sales, net	-	66,140	35,419	(3,300)	98,259
License fees	-	(45)	150	-	105
	$50,782	$67,446	$37,902	$(3,300)	$152,830
EXPENSES
License and royalty fees	$8,024	$8	$-	$-	$8,032
Cost of products sold	-	32,624	22,220	(2,186)	52,658
Research and development	21,580	12,657	652	-	34,889
Intercompany R&D charges	3,414	(4,358)	713	231	-
Selling, general and administration	13,448	30,982	9,224	-	53,654
Depreciation and amortization	2,382	12,026	2,337	272	17,017
In-process research and development	-	2,500	-	-	2,500
	$48,848	$86,439	$35,146	$(1,683)	$168,750
Operating income (loss)	1,934	(18,993)	2,756	(1,617)	(15,920)
Other income (expenses) :
Foreign exchange gain (loss)	$151	$3,755	$(3,337)	$(6)	$563
Investment and other income	873	77	492	-	1,442
Interest income (expense)	(10,822)	(20,970)	8,730	1	(23,061)
Writedown/loss on redemption of investments	(10,660)	-	-	-	(10,660)
Dividend income	20,000	-	-	(20,000)	-
Management fees	(1,533)	1,407	(105)	231	-
Total other (expenses) income	$(1,991)	$(15,731)	$5,780	$(19,774)	$(31,716)
(Loss) income from continuing operations before income taxes	$(57)	$(34,724)	$8,536	$(21,391)	$(47,636)
Income tax expense (recovery)	161	(5,662)	(707)	406	(5,802)
(Loss) income from continuing operations	(218)	(29,062)	9,243	(21,797)	(41,834)
Subsidiaries (loss) income	$(37,705)	$(3,305)	$-	$41,010	$-
Net (loss) income	$(37,923)	$(32,367)	$9,243	$19,213	$(41,834)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$28,363	$545	$970	$-	$29,878
Product sales, net	-	28,944	13,477	-	42,421
License fees	-	(40)	93	-	53
	$28,363	$29,449	$14,540	$-	$72,352
EXPENSES
License and royalty fees	$4,266	$2	$-	$-	$4,268
Cost of products sold	-	16,741	8,344	-	25,085
Research and development	8,304	4,954	200	-	13,458
Intercompany R&D charges	1,099	(2,400)	1,233	68	-
Selling, general and administration	8,893	12,894	2,576	-	24,363
Depreciation and amortization	1,179	5,938	947	264	8,328
In process research & development	7,000	1,000	-	-	8,000

	$30,741	$39,129	$13,300	$(332)	$83,502
Operating (loss) income	(2,378)	(9,680)	1,240	(332)	(11,150)
Other income (expenses) :
Foreign exchange gain (loss)	$3,172	$(112)	$(3,564)	$(1)	$(505)
Investment and other income	963	(2,247)	290	-	(994)
Interest income (expense)	7,408	(26,368)	6,064	-	(12,896)
Management fees	(766)	746	(48)	68	-
Total other income (expenses)	$10,777	$(27,981)	$2,742	$67	$(14,395)
Income (loss) from continuing operations before income taxes	$8,399	$(37,661)	$3,982	$(265)	$(25,545)
Income tax expense (recovery)	(4,312)	(7,554)	1,187	179	(10,500)
(Loss) income from continuing operations	12,711	(30,107)	2,795	(444)	(15,045)
Subsidiaries (loss) income	$(26,801)	$8,006	$-	$18,795	$-
(Loss) income from discontinued operations, net of income taxes	-	(401)	231	-	(170)
Net (loss) income	$(14,090)	$(22,502)	$3,026	$18,351	$(15,215)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$60,188	$675	$2,015	$-	$62,878
Product sales, net	-	59,357	25,550	-	84,907
License fees	-	(85)	610	-	525
	$60,188	$59,947	$28,175	$-	$148,310
EXPENSES
License and royalty fees	$9,703	$3	$3	$-	$9,709
Cost of products sold	-	31,692	16,185	-	47,877
Research and development	15,932	10,475	814	-	27,221
Intercompany R&D charges	2,165	(3,902)	1,606	131	-
Selling, general and administration	17,237	25,939	4,642	-	47,818
Depreciation and amortization	2,360	11,715	1,880	528	16,483
In process research & development	7,000	1,000	-	-	8,000
	$54,397	$76,922	$25,130	$659	$157,108
Operating income	5,791	(16,975)	3,045	(659)	(8,798)
Other income (expenses) :
Foreign exchange gain (loss)	$3,393	$(53)	$(3,742)	$(1)	$(403)
Investment and other income	1,961	5,345	502	-	7,808
Interest income (expense)	3,891	(41,959)	12,372	1	(25,695)
Writedown/loss on redemption of investments	-	(8,353)	1,396	(1,200)	(8,157)
Management fees	(1,223)	1,167	(75)	131	-
Total other income (expenses)	$8,022	$(43,853)	$10,453	$(1,069)	$(26,447)
Income (loss) from continuing operations before income taxes	$13,813	$(60,828)	$13,498	$(1,728)	$(35,245)
Income tax expense (recovery)	(6,037)	(10,745)	2,896	357	(13,529)
Income (loss) from continuing operations	19,850	(50,083)	10,602	(2,085)	(21,716)
Subsidiaries (loss) income	$(43,894)	$16,960	$-	$26,934	$-
(Loss) income from discontinued operations, net of income taxes	-	(6,230)	439	-	(5,791)
Net (loss) income	$(24,044)	$(39,353)	$11,041	$24,849	$(27,507)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(11,978)	$(2,810)	$12,801	$-	$(1,987)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(261)	$(1,625)	$(502)	$-	$(2,388)
Purchase of intangibles	-	(1,000)	-	-	(1,000)
Other assets	68	215	(133)	-	150
Cash (used in) provided by investing activities	$(193)	$(2,410)	$(635)	$-	$(3,268)

FINANCING ACTIVITIES:
Deferred financing costs	$(1,522)	$-	$(14)	$-	$(1,536)
Notes receivable / payable	23,891	(675)	(23,216)	-	-
Cash provided by (used in) financing activities	$22,369	$(675)	$(23,230)	$-	$(1,536)

Effect of exchange rate changes on cash and cash equivalents	-	(19)	(97)	-	(116)
Net increase (decrease) in cash and cash equivalents	10,198	(5,914)	(11,161)	-	(6,877)
Cash and cash equivalents, beginning of year	22,058	9,290	38,444	-	69,792
Cash and cash equivalents, end of year	$32,256	$3,376	$27,283	$-	$62,915

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(8,102)	$(11,581)	$21,254	$(20,000)	$(18,429)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(919)	$(4,003)	$(863)	$-	$(5,785)
Purchase of intangibles	-	(1,000)	-	-	(1,000)
In-process research and development	(2,500)	-	-	-	(2,500)
Other assets	(725)	977	52	-	304
Cash (used in) provided by investing activities	$(4,144)	$(4,026)	$(811)	$-	$(8,981)

FINANCING ACTIVITIES:
Deferred financing costs	$(1,607)	$-	$(14)	$-	$(1,621)
Dividends paid	-	-	(20,000)	20,000	-
Notes receivable / payable	22,198	(1,352)	(20,846)	-	-
Proceeds from stock options exercised and share capital issued	121	-	-	-	121
Cash provided by (used in) financing activities	$20,712	$(1,352)	$(40,860)	$20,000	$(1,500)

Effect of exchange rate changes on cash and cash equivalents	-	1	498	-	499
Net increase (decrease) in cash and cash equivalents	8,466	(16,958)	(19,919)	-	(28,411)
Cash and cash equivalents, beginning of year	23,790	20,334	47,202	-	91,326
Cash and cash equivalents, end of year	$32,256	$3,376	$27,283	$-	$62,915

Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$15,655	$1,941	$(2,613)	$1,469	$16,452

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(215)	$3,381	$(4,150)	$-	$(984)
Investment in subs	-	3,000	82	(3,082)	-
Purchase of intangibles assets	-	(17)	-	-	(17)
In process research & development	-	(1,000)	-	-	(1,000)
Cash (used in) provided by investing activities	$(215)	$5,364	$(4,068)	$(3,082)	$(2,001)

FINANCING ACTIVITIES:
Deferred financing costs on long- term obligations	$(191)	$-	$-	$-	$(191)
Notes receivable / payable	104	(677)	573	-	-
Cash (used in) provided by financing activities	$(87)	$(677)	$573	$-	$(191)

Net increase (decrease) in cash and cash equivalents	15,353	6,628	(6,108)	(1,613)	14,260
Cash and cash equivalents, beginning of year	41,824	13,759	40,842	1,613	98,038
Cash and cash equivalents, end of year	$57,177	$20,387	$34,734	$-	$112,298

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$4,330	$(21,693)	$20,928	$-	$3,565

INVESTING ACTIVITIES:
Proceeds from short-term investments	$-	$9,396	$-	$-	$9,396
Purchase of long-term investments	(5,000)	10,000	-	(10,000)	(5,000)
Proceeds from long-term investments	-	15,454	-	-	15,454
Purchase of property, plant and equipment	(300)	7,527	(9,522)	-	(2,295)
Investment in subs	-	(10,000)	-	10,000	-
Purchase of intangibles assets	-	(5,267)	-	-	(5,267)
In process research & development	-	(1,000)	-	-	(1,000)
Other assets	399	(500)	-	-	(101)
Cash (used in) provided by investing activities	$(4,901)	$25,610	$(9,522)	$-	$11,187

FINANCING ACTIVITIES:
Deferred financing costs	$(1,865)	$-	$-	$-	$(1,865)
Share capital issued	79	-	-	-	79
Notes receivable / payable	39	4,161	(4,200)	-	-
Cash (used in) provided by financing activities	$(1,747)	$4,161	$(4,200)	$-	$(1,786)

Net increase (decrease) in cash and cash equivalents	(2,318)	8,078	7,206	-	12,966
Cash and cash equivalents, beginning of year	59,495	12,309	27,528	-	99,332
Cash and cash equivalents, end of year	$57,177	$20,387	$34,734	$-	$112,298

22.

SUBSEQUENT EVENTS

On July 7, 2008, the Company announced that the Board of Directors authorized a transaction to create a new subsidiary, Angiotech Pharmaceutical Interventions, Inc. (“API”). The Company will contribute to API certain business assets and intellectual property, which include primarily business assets of Angiotech other than the intellectual property and royalty revenue related to the TAXUS® coronary stent system. The Company also entered into a note purchase agreement with certain investors, under which they will purchase between $200 and $300 million, at the Company’s option, of convertible notes issued by API that will be convertible into a significant minority equity interest in API. The net proceeds from the issuance of the convertible notes will be used to reduce the Company’s existing debt. The transaction is subject to approval of the Company’s shareholders and other closing conditions.

In the note purchase agreement, the Company committed to pay fees and expenses relating to due diligence of the Company, including the negotiation, preparation and execution of the agreements entered into subsequent to June 30, 2008, up to $5 million, subject to any caps in connection with a commitment fee or alternative transaction fee.

In the event that shareholders of the Company do not approve the transaction, (i) the Company would be required to pay a commitment fee to the investors of $3 million, plus expenses of up to an additional $3 million and (ii) if the Company agrees to an alternative transaction (as defined in the note purchase agreement) within 12 months of termination of the note purchase agreement, the Company would be required to pay $10 million plus up to $4 million of expenses to the investors less any commitment fee payable under clause (i) at or prior to the time of agreeing to such alternative transaction.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three and six month periods ended June 30, 2008

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”), dated July 28, 2008, provides an update to the MD&A for the year ended December 31, 2007 and should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended June 30, 2008 and our audited consolidated financial statements for the year ended December 31, 2007, both of which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2007 audited consolidated financial statements and 2007 Annual Information Form (“AIF”), is available by accessing the SEDAR website at www.sedar.com or the EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this report that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the second half of 2008 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; the requirement for substantial funding to conduct research and development, to expand manufacturing and commercialization activities or consummate acquisitions; and any other factors that may affect our performance.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first six months of 2008, we recorded $98.3 million in sales of medical products and $54.6 million in royalties and license fees received from our partners.

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

On July 7, 2008, we announced that our Board of Directors had authorized a transaction to create a new subsidiary, Angiotech Pharmaceutical Interventions, Inc. (“API”) and the simultaneous commencement of a tender offer to repurchase a portion of the outstanding aggregate principal amount of our Senior Floating Rate Notes due 2013 and our 7.75% Senior Subordinated Notes due 2014..  Assuming consummation of the transaction, we will contribute to API certain business assets and intellectual property, which include primarily business assets of Angiotech other than the intellectual property and royalty revenue related to the TAXUS® coronary stent system. Angiotech has entered into a note purchase agreement with Ares Management and New Leaf Venture Partners, under which the investors will purchase between $200 and $300 million, at our option, of convertible notes issued by API that will be convertible into a significant minority equity interest in API.  The net proceeds from the issuance of the convertible notes will be used to reduce our existing debt through the consummation of the tender offer.  The transaction is subject to the approval of our shareholders, the consummation of the tender offer and other customary closing conditions. For additional information concerning the transaction described above, see the section of this MD&A entitled “Significant Recent Developments”.

We currently operate in two segments: Pharmaceutical Technologies and Medical Products.  We recently announced, on July 7 2008, a potential transaction to separate our royalty and operating businesses, and through such separation to raise significant capital relating to the assets of the operating business (see “Significant Recent Developments”).  If the transaction described above is completed, our segment reporting is expected to change to reflect a new corporate structure.  Specifically, certain royalty revenues, licence fees and certain costs that are not related to our paclitaxel-eluting stent royalty business would be reclassified from our Pharmaceutical Technologies segment, and would be presented as part of our Medical Products segment.

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

Significant Recent Developments

•

Proposed Formation of API, Financing Transaction.  On July 7, 2008, we announced that our Board of Directors had authorized a transaction to create a new subsidiary, Angiotech Pharmaceutical Interventions, Inc. (“API”).  Assuming consummation of the transaction, we will contribute to API certain business assets and intellectual property, which include primarily business assets of Angiotech other than the intellectual property and royalty revenue related to the TAXUS® coronary stent system. Angiotech has entered into a note purchase agreement with Ares Management and New Leaf Venture Partners, under which the investors will purchase between $200 and $300 million, at our option, of convertible notes issued by API that will be convertible into a significant minority equity interest in API.  The net proceeds from the issuance of the convertible notes will be used to reduce our existing debt, through the consummation of a cash tender offer as described below.   The transaction is subject to approval of our shareholders, the consummation of the tender offer and other closing conditions.

•

Tender Offer Commenced.  On July 7, 2008, we announced the commencement of a cash tender offer for a portion of the outstanding aggregate principal amount of our Senior Floating Rate Notes due 2013 and the outstanding 7.75% Senior Subordinated Notes due 2014 (together, the “Notes”) in an amount that will result in an aggregate purchase price (including accrued and unpaid interest and the “Early Tender Premiums”) of $165 million for all Notes purchased.  The consummation of the tender offer is a condition to the consummation of the proposed financing transaction described above.

•

Validity of Key Paclitaxel-eluting Stent Patents Confirmed at Highest U.K. Court.  On July 10, 2008, we announced that the highest court of the United Kingdom, the House of Lords, confirmed in a precedent-setting decision the validity of one of Angiotech’s patents related to its paclitaxel stent inventions.

•

Launch of Quill SRS Monoderm.  On June 13, 2008, we announced the market launch of Monoderm, a new line of our Quill Self-Retaining System (“SRS”) product line made from a rapidly resorbing polymer, which is intended primarily for superficial wound closure applications. The product is available immediately for distribution and sale in the U.S. and Europe.

•

FDA Approval Received for 5-FU CVC.  On April 17, 2008, we announced we had received 510(k) clearance from the FDA to market and sell our anti-infective 5-Fluorouracil-eluting (“5-FU”) central venous catheter (“CVC”) product in the U.S.  We currently expect to commercially launch this product in the second half of 2008.

•

Positive Interim Clinical Results Announced for the Zilver PTX Peripheral Stent by our Partner Cook.  On June 11, 2008, our partner Cook Medical (“Cook”) reported positive interim results from the registry arm of a clinical study measuring the effectiveness of  the Zilver® PTX™ paclitaxel-eluting peripheral stent in treating peripheral artery disease (“PAD”).  Under the terms of our 1997 License Agreement with Cook, we are entitled to receive royalty payments upon the commercial sale of paclitaxel-eluting peripheral vascular stent products, including the Zilver PTX. The Zilver PTX is currently undergoing multiple clinical trials in the U.S., Japan, and the EU to assess product safety and efficacy.

•

Completion of Enrollment in our Bio-Seal Product Candidate Human U.S. Clinical Trial.  On June 3, 2008, we announced the completion of U.S. clinical trial enrolment for our novel Bio-Seal lung biopsy track plug.  Bio-Seal is a novel technology designed to reduce the incidence of post-operative pneumothorax (collapsed lung) in patients who undergo lung biopsy procedures. The primary endpoint of the Bio-Seal study is a reduction in the incidence of pneumothorax in patients undergoing lung biopsy procedures when compared with patients who do not receive the Bio-Seal product. The product has already received CE Mark approval and is available for commercial sale in the EU.

•

Election to suspend further enrollment in Vascular Wrap Human Clinical Trials.  On April 21, 2008 we announced that we had elected to suspend enrollment in our U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections that have been observed between the two study groups. We are conducting a detailed analysis that seeks to determine the root cause of the imbalance between the two study groups, and are working with our Clinical Events Committee, the DSMB, the Medicines and Healthcare products Regulatory Agency (“MHRA”) and the U.S. Food and Drug Administration (“FDA”) to make near term decisions about any potential resumption of the clinical trials or the future direction of this program.  As a result of the decision to suspend development of this product candidate, we have begun implementing certain expense reductions in our research and clinical development functions, and in certain other areas in the Company.

•

Board of Directors Changes.  On May 13, 2008, we announced that Dr. Hank McKinnell had been appointed to the Board of Directors of Angiotech.  Dr. McKinnell is the former Chief Executive Officer of Pfizer Inc.  On April 15, 2008, we announced that Mr. Greg Peet had resigned from his position as a non-executive director of Angiotech.

Ongoing Clinical Programs

We currently have multiple product candidates that are in various stages of research and clinical development.  The following discussion describes our product candidates that are being evaluated in ongoing or completed human clinical trials, and their stage of development:

•

5-FU-Eluting Central Venous Catheter. Central venous catheters (“CVC”) are usually inserted into critically ill patients for extended periods of time to administer fluids, drugs, and nutrition, as well as facilitate frequent blood draws. Through our proprietary drug identification strategy, we have elected to evaluate 5-Fluorouracil (“5-FU”), a drug previously approved by the FDA for treatment of various types of cancer, as a compound that may help to prevent certain types of infection in patients receiving a CVC. We recently completed a human clinical trial in the U.S. designed to assess the safety and efficacy of our 5-FU-eluting CVC in preventing various types of catheter related infections. The study was a randomized, single-blind, 960-patient, 25-center study and was designed to evaluate whether our 5-FU-eluting CVC prevents bacterial colonization at least as well as the market leading anti-infective CVC. On July 10, 2007, we announced that we had completed enrolment of the study, and on October 9, 2007 we announced this study had met its primary statistical endpoint of non-inferiority as compared to the market leading anti-infective CVC (a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC) and indicated an excellent safety profile. In March 2008, we presented the clinical trial data at the 28th International Symposium on Intensive Care and Emergency Medicine (ISICEM) in Brussels, Belgium Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study, specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS. There were no statistically significant differences in the rate of adverse events related to the study devices, or in the rates of catheter-related bloodstream infections. Additionally, there was no evidence for acquired resistance to 5-FU in clinical isolates exposed to the drug for a second time. Based on the positive results achieved in the study, in December 2007 we filed a request for 510(k) clearance from the FDA to market and sell the CVC in the U.S.  and on April 17, 2008, we announced that we had received 510(k) clearance from the FDA to market our 5-FU CVC in the U.S.

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

•

ZILVER® PTX paclitaxel-eluting peripheral vascular stent system.  The ZILVER PTX paclitaxel-eluting peripheral vascular stent, which is under evaluation in clinical trials being conducted by our partner Cook Group Incorporated (“Cook”), a multinational medical device manufacturer, is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in peripheral artery disease. The ZILVER PTX paclitaxel-eluting peripheral stent is designed to reduce restenosis following placement of a stent in peripheral artery disease (“PAD”) patients.

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

On June 11, 2008, Cook reported positive interim results from the registry arm of a clinical study designed to measure the efficacy of the Zilver PTX in treating PAD patients, specifically in the treatment of blockages in the femoropopliteal artery.  The results were reported by trial investigators at the 2008 SVS Vascular Annual Meeting, and revealed clinical improvement, excellent durability and fracture resistance, high rates of event-free survival (“EFS”) and freedom from target lesion revascularization (“TLR”).  Interim data was compiled at six and 12 months using 435 patients and 200 patients, respectively.  The corresponding EFS rates were 94 percent and 84 percent, and freedom from TLR was 96 percent and 88 percent.  Evaluation of stent x-rays is ongoing, and currently suggests stent fractures in approximately one percent of cases at six months and less than two percent of cases at 12 months.  In addition, the Zilver PTX stent exhibited no safety concerns and results were better than expected for TASC class C and D lesions, occlusions, in-stent restenosis and lesions greater than seven centimeters.  Follow-up to the registry arm of the study will continue through two years.

•

Bio-Seal™ biopsy tract plug.  Our proprietary Bio-Seal™ biopsy tract plug is under evaluation in a pivotal human clinical trial.   Bio-Seal™ is a novel technology designed to prevent air leaks in patients having lung biopsies by plugging the biopsy track with an expanding hydrogel plug.  On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture.  The seal is airtight and the plug is absorbed into the body after healing of the puncture site has occurred.

Bio-Seal is currently undergoing a human clinical trial in the U.S. designed to assess the safety and efficacy of Bio-Seal, with the primary endpoint being reduction in rates of pneumothorax in patients undergoing lung biopsy procedures. The clinical trial is a prospective randomized multi-centered safety and efficacy evaluation. The trial enrolled its first patient in October 2005 and completed enrolment in June 2008.  The study is designed to provide a basis for U.S. approval for the commercialization of Bio-Seal.  The product has already received CE Mark approval.

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

Suspended Clinical Programs

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

In April 2008, we elected to suspend enrollment in our U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections that have been observed between the two study groups. As a result of these observations, we have elected to notify physicians to suspend further enrolment in the trials, pending a full review of the potential cause of the implant site infections. We are conducting a detailed analysis that seeks to determine the root cause of the imbalance between the two study groups, and will work with our Clinical Events Committee, the DSMB, the MHRA and the FDA to make near term decisions about any potential resumption of these clinical trials, or the future direction of this program.

Acquisitions

We did not complete any significant acquisitions during the first six months of 2008.  For a summary of significant acquisitions for the years ended December 31, 2007, 2006 and 2005, refer to our AIF for the year ended December 31, 2007.

Collaboration, License and Sales and Distribution Agreements

In connection with our research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates.  Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on future sales of commercial products, if any, resulting from the collaborations.  During the first six months of 2008, we did not enter into any material collaboration, license or sales and distribution agreements.  For a description of our most significant agreements for the years ended December 31, 2007, 2006 and 2005, refer to our AIF for the year ended December 31, 2007.

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

We believe the following policies to be critical to understanding our financial condition, results of operations, and our expectations for 2008 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes.  At June 30, 2008, substantially all of our securities were classified as available-for-sale, and accordingly, were recorded at fair market value with unrealized gains and losses included in other comprehensive income (loss) in shareholders’ equity.  There were no unrealized gains and losses as at June 30, 2008.  Realized gains and losses and any declines in value that are judged to be other-than-temporary are reported in other income and expenses.

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

Goodwill

We test goodwill for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill.  When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.  Circumstances that could trigger an impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand and unanticipated competition.   We estimate fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates. If future cash flows are less than those projected, an impairment charge may become necessary that could have a material impact on our financial position and results of operations.

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

(in thousands of US$ except per share data)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Pharmaceutical Technologies	$ 25,589	$ 29,931	$ 54,571	$ 63,403
Medical Products	50,533	42,421	98,259	84,907
Total revenue	76,122	72,352	152,830	148,310
Operating (loss) income	(7,284)	(11,150)	(15,920)	(8,798)
Other expenses	(20,775)	(14,395)	(31,716)	(26,447)
Loss from continuing operations before income taxes	(28,059)	(25,545)	(47,636)	(35,245)
Income tax recovery	(1,988)	(10,500)	(5,802)	(13,529)
Net loss from continuing operations	$ (26,071)	$ (15,045)	$ (41,834)	$ (21,716)
Basic and diluted net loss per common share, continuing operations	$(0.31)	$(0.18)	$(0.49)	$(0.25)

For the second quarter of 2008, we recorded a net loss from continuing operations of $26.1 million ($0.31 basic net loss per share), compared to a net loss from continuing operations of $15.0 million ($0.18 basic net loss per share) for the second quarter of 2007.

The increase in the loss of $11.1 million is due primarily to a reduction of $4.3 million in royalty revenue, as BSC’s sales of paclitaxel-eluting coronary stent systems declined in Europe and North America, increases of $5.0 million in research and development expenditures related mainly to our various human clinical trial activities, a $10.7 million write down of two available-for-sale equity securities that are currently trading below their cost, and a reduction of $8.5 million in our income tax recovery as we have recorded an increased valuation allowance against the benefits arising from losses in certain jurisdictions.  Partially offsetting these reductions were an $8.1 million increase in our medical products sales, no in-process research and development expenditures in the current quarter as compared to $8.0 million in the comparative period of 2007, and a $2.0 million reduction in interest expense as the interest rate applied to our Senior Floating Rate Notes due 2013 declined.

For the first six months of 2008, we recorded a net loss from continuing operations of $41.8 million ($0.49 basic net loss per share), compared to a net loss from continuing operations of $21.7 million ($0.25 basic net loss per share) for the same period of 2007.  The increase in the loss of $20.1 million is primarily due to the factors described above, and a $2.5 million payment for in-process research and development expense made during the second quarter of 2008 reflecting the initial license payment made to Rex Medical to secure marketing rights for the Option™ inferior vena cava filter.

Revenues

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$23,579	$28,363	$50,782	$60,187
Royalty revenue – other	1,957	1,515	3,684	2,691
License fees	53	53	105	525
	$25,589	$29,931	$54,571	$63,403
Medical Products:
Product sales	50,533	42,421	98,259	84,907
Total revenues	$76,122	$72,352	$152,830	$148,310

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the second quarter of 2008 decreased by 17% as compared to the same period in 2007.  The decrease in royalty revenues was primarily the result of lower sales of paclitaxel-eluting stents by BSC.  Royalty revenue for the second quarter of 2008 was based on BSC’s net sales for the period January 1, 2008 to March 31, 2008 of $353 million, of which $195 million was in the U.S., compared to net sales of $414 million, of which $262 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the second quarter of 2008 on BSC’s net sales was 7.3% for sales in the U.S. and 5.8% for sales in other countries, compared to an average rate of 7.6% for sales in the U.S. and 5.5% for sales in other countries for the same period in the prior year.

The average gross royalty rate for countries other than the U.S. improved in the second quarter of 2008 due to the contribution of royalty revenue from Japan during the period, where the average gross royalty rate we receive is higher, as compared to the comparative quarter in 2007.  The TAXUS paclitaxel-eluting coronary stent system was launched in Japan by BSC during the second quarter of 2007.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the first six months of 2008 decreased by 16% as compared to the same period in 2007.  The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting stents by BSC.  Royalty revenue for the first six months of 2008 was based on BSC’s net sales for the period October 1, 2007 to March 31, 2008 of $716 million, of which $395 million was in the U.S., compared to net sales of $862 million, of which $566 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the first six months of 2008 on BSC’s net sales was 7.4% for sales in the U.S. and 6.8% for sales in other countries, compared to an average rate of 7.7% for sales in the U.S. and 5.7% for sales in other countries for the same period in the prior year.

The average gross royalty rate for countries other than the U.S. improved in the first six months of 2008 due to the contribution of royalty revenue from Japan during the period, where the average gross royalty rate we receive is higher, as compared to minimal royalty revenue received relating to sales in Japan in the comparable period in the prior year, and an additional payment received during the first quarter of 2008 relating to royalties that were owed from prior periods in 2007.

We expect revenues in our Pharmaceutical Technologies segment will decrease during the remainder of 2008 as compared to 2007 and the first six months of 2008, as a result of the entry of new competitors, including Medtronic, Inc. and Abbott Laboratories, Inc., into the drug-eluting coronary stent market in the United States in the second and third quarters of 2008. We would expect the impact on our royalty revenue relating to these factors to be realized most significantly in the fourth quarter of 2008 and thereafter, as we receive royalty revenue one quarter after our partner BSC records sales of paclitaxel-eluting stent systems.

Medical Products

Our Medical Products segment manufactures and markets a range of single use, specialty medical devices. The Medical Products segment also manufactures finished medical devices and medical device components for third party medical device manufacturers and marketers.

Revenue from our Medical Products segment for the second quarter of 2008 was $50.5 million, an increase of 19% over the $42.4 million recorded during the same period of 2007. The increase was related to several factors, including increased sales of various of our Interventional product lines, increased sales of certain of our Surgical product lines, the impact of certain new product launches where there were no sales recorded in the prior year period, and the stabilization and continued recovery of sales of medical device components to other medical device manufacturers.  Also impacting the year-over-year change was the one-time $3.0 million charge against revenue in the second quarter of 2007 for the Contour Threads brand discontinuation. Excluding the impact of this 2007 charge, revenue growth as compared to the second quarter of 2007 would be 11%.

Revenue from our Medical Products segment for the first six months of 2008 was $98.3 million, an increase of 16% over the $84.9 million for the same period of 2007. The increase was due to the factors described above.  Excluding the impact of the $3.0 million charge in the second quarter of 2007 relating to the Contour Threads brand discontinuation, revenue growth as compared to the first six months of 2007 was 12%.

We expect that revenues in our Medical Products segment may continue to increase during the remainder of 2008 as compared to 2007 and the first six months of 2008, reflecting the potential for growth of certain existing and newly launched product lines, the impact of our investment during 2007 in our direct sales organizations in the United States and Europe, and our marketing strategies to increase promotion and branding activities around certain of our most promising proprietary product lines.

Expenditures

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
License and royalty fees	$ 3,661	$ 4,268	$ 8,032	$ 9,709
Cost of products sold	26,809	25,085	52,658	47,877
Research and development	18,584	13,458	34,889	27,221
Selling, general and administrative	25,813	24,363	53,654	47,818
Depreciation and amortization	8,539	8,328	17,017	16,483
In-process research and development	-	8,000	2,500	8,000
	$ 83,406	$ 83,502	$168,750	$157,108

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in second quarter and first six months of 2008, when compared to the same periods in the prior year, reflects the decrease in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost for the remainder of 2008, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $1.7 million to $26.8 million for the second quarter of 2008 compared to $25.1 million for the same period of the prior year.  Gross margins for our product sales were 46.9% for the second quarter of 2008 compared to 40.9% for the second quarter of 2007.

Gross margins in the second quarter of 2008 were impacted by non-recurring charges during the quarter of $1.3 million for reorganization activities and personnel reductions relating to the announced plan to close and consolidate our Syracuse, NY manufacturing facility.  Excluding these one-time charges, gross margins were 49.5% for the second quarter of 2008.

Gross margins in the second quarter of 2007 were impacted by several one-time expenses including a $3.0 million non-recurring charge applied against revenue for the Contour Threads brand discontinuation, and a one-time $0.9 million adjustment to our provision for excess and obsolete inventory related to the adoption of a revised methodology for calculating the provision.  Excluding these one-time charges, gross margins were 45.8% for the second quarter of 2007.

Adjusted gross margins, as described above, in the second quarter of 2008 compared to the same period in 2007 were positively impacted by the overall product sales mix reflecting increased sales of certain higher margin product lines (our focus brand strategy), the impact of certain new product launches of higher margin product lines, and the affect of higher sales volumes on the absorption of fixed overhead and labour costs.

Cost of products sold increased by $4.8 million to $52.7 million for the first six months of 2008 compared to $47.9 million for the same period of the prior year.  Gross margins for our product sales were 46.4% for the first six months of 2008 compared to 43.6% for the first six months of 2007. Gross margins in the first six months of 2008 compared to the same period in 2007 were impacted by the factors described above.

We expect that cost of products sold will continue to be significant, and that gross margins may continue to improve during 2008, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins, the impact of anticipated higher levels of product sales on the absorption of fixed overhead costs, and the reduction in fixed overhead and labor costs relative to certain product sales in the second half of 2008 due to the anticipated completion of the consolidation of our Syracuse, NY operations.

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

Research and development expenses, organized by significant project, for the periods indicated were as follows:

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Discovery and pre-clinical research	$ 8,638	$ 5,002	$ 16,253	$ 12,054
Ongoing clinical programs:
Vascular Wrap™ Paclitaxel-Eluting Mesh	5,570	3,429	10,314	5,750
Anti-infective Central Venous Catheter	1,116	2,008	2,289	3,717
Other clinical programs	839	-	1,956	-
	7,525	5,437	14,559	9,467

Completed clinical programs	74	43	172	104

Medical products	2,471	2,991	4,209	5,714

Stock-based compensation	189	531	501	973
Less: Depreciation, amortization and inter-company charges allocated to projects above	(313)	(546)	(805)	(1,091)
Total research and development	$18,584	$13,458	$34,889	$27,221

Research and development program expenses include all direct costs, as well as certain indirect expenses based on time allocated by certain research, clinical and administrative staff to each program.

Research and development expenditures increased by $5.1 million to $18.6 million for the second quarter of 2008 as compared to $13.5 million for the same period of 2007. The increase was primarily due to an increase in clinical trial activity associated with our Vascular Wrap program, and to a lesser degree, costs associated with our BioSeal program.  Also impacting research and development expenditures were cost sharing expenses of $0.5 million related to our collaboration with Athersys and severance costs of $0.5 million incurred within our clinical department.  Partially offsetting these increases was a $0.9 reduction related to our 5-FU CVC program, for which significant clinical trial activities materially concluded in mid 2007.

Research and development expenditures increased by $7.7 million to $34.9 million for the first six months of 2008 as compared to $27.2 million for the same period of 2007.  The increase was primarily due to the factors described above.

We currently expect our research and development expenditures may decrease through the remainder of the year as compared to the first six months of 2008, reflecting the suspension of enrolment in our Vascular Wrap trial pending the conclusion of our review of safety data and the reduction or elimination of costs relating to certain other early stage research programs and activities.  Even after these expected declines, we anticipate we will continue to incur significant research and development expenditures for the remainder of 2008, relating primarily to our 5-FU anti-infective platform, various medical device improvement and product line expansion initiatives (primarily related to our Quill SRS product line), various human clinical trials and regulatory submissions related to our BioSeal and MultiStem programs, and for certain additional preclinical initiatives and research collaborations.

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

Selling, general and administrative expenditures for the second quarter of 2008 increased by $1.4 million to $25.8 million, compared to $24.4 million for the comparative period of 2007. The higher expenditures were primarily due to $1.2 million in higher travel costs relating to the increase in direct sales and marketing support personnel in the U.S. and Europe, $0.5 million in severance and other charges related to the announced plan to close and consolidate our Syracuse, NY manufacturing facility, and a $0.5 million increase in accounting and tax consulting fees. Litigation costs decreased by $1.1 million as compared to the prior year period due primarily to reaching agreement in the third quarter of 2007 with Conor MedSystems, Inc. (“Conor”) and its parent company Johnson & Johnson to settle all outstanding patent litigation with respect to Conor’s CoStar® paclitaxel-eluting stent.

Selling, general and administrative expenditures for the first six months of 2008 increased by $5.9 million to $53.7 million, compared to $47.8 million for the comparative period of 2007. The higher expenditures were primarily due to an increase of $6.2 million in salaries, benefits and related costs associated with the 78 person increase in direct sales and marketing support personnel implemented in the U.S. and Europe during the second half of 2007, $1.5 million in severance and other charges related to the announced plan to close and consolidate our Syracuse, NY manufacturing facility, and a $1.3 million increase in accounting and tax consulting fees.  Litigation costs decreased $2.3 million as compared to the prior year period due primarily to reaching agreement with Conor as described above.

During the remainder of 2008, we expect that selling, general and administrative expenses may be consistent with that of the first six months of 2008. Expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.5 million for the second quarter of 2008, compared to $8.3 million for the same period of 2007, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $7.6 million and $7.4 million, respectively, and depreciation of property, plant and equipment of $0.9 million in each period.

Depreciation and amortization expense was $17.0 million for the first six months of 2008, compared to $16.5 million for the same period of 2007, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $15.2 million and $14.7 million, respectively, and depreciation of property, plant and equipment of $1.8 million in each period.

We expect depreciation and amortization expense to remain consistent from quarter to quarter during the remainder of 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use.

In the second quarter of 2008, we did not record any IPR&D expense.  In the first quarter of 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option™ inferior vena cava filter, a product currently in clinical trials.

In the second quarter of 2007, we recorded IPR&D expense of $8.0 million, of which $7.0 million relates to the extension of our collaboration with CombinatoRx and $1.0 million relates to another collaboration agreement with Rex Medical Inc.  In the first quarter of 2007, we did not record any IPR&D expense.

We may incur further IPR&D expenditures in future periods in the event we in-license or acquire additional early stage technologies.

Other Income (Expense)

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Foreign exchange gain (loss)	$ 140	$ (505)	$ 563	$ (403)
Investment and other income	686	(994)	1,442	7,808
Interest expense on long term-debt	(10,941)	(12,896)	(23,061)	(25,695)
Write-down or net loss on redemption of available-for-sale securities	(10,660)	-	(10,660)	(8,157)
	$(20,775)	$(14,395)	$(31,716)	$(26,447)

Net foreign exchange gains were primarily the result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end.  We continue to hold foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the U.S.  We do not normally use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Investment and other income for the second quarter of 2008 increased by $1.7 million to $0.7 million when compared to the same period in 2007.  Although we earned lower interest income in the second quarter of 2008, due primarily to lower cash balances available to invest, the 2007 comparative period included a write-off of certain capitalized tax assets totalling $1.9 million related to the AMI acquisition.

Investment and other income for the first six months of 2008 decreased by $6.4 million to $1.4 million when compared to the same period in 2007.  The primary reason for the decrease was that the 2007 comparative period included a gain of $7.5 million realized on the recovery of investments owned by Cohesion Technologies, Inc. which we acquired in 2003, partially offset by the write-off of tax assets discussed above.

Interest expense on our outstanding long-term debt obligations for the second quarter of 2008 was $10.9 million, as compared to $12.9 million in the same period of 2007.  The decrease of $2.0 million has resulted from a decline, during the first quarter of 2008, in the interest rate on our Senior Floating Rate Notes due 2013.  The interest rate decline resulted in an average interest rate of 6.4% for the second quarter of 2008 as compared to 9.1% in the comparative period of 2007.  Interest expense in each of the second quarters of 2008 and 2007 includes $0.6 million for amortization of deferred financing costs.

Interest expense on our outstanding long-term debt obligations for the first six months of 2008 was $23.1 million, as compared to $25.7 million in the same period of 2007.  The decrease of $2.6 million has resulted from the interest rate decline described above.  Interest expense in each of the second quarters of 2008 and 2007 includes $1.2 million of deferred financing cost amortization.

We recorded a write-down in the second quarter of 2008 of $10.7 million on two available-for-sale equity securities that had been trading below carrying value for approximately eight months and for which management does not intend to hold for a sufficient period of time to reasonably expect a recovery to carrying value.

We recognized a net loss on redemption of available-for-sale equity securities for the first quarter of 2007 of $8.2 million, which was comprised of a loss of $9.6 million realized on the sale of our common stock holdings in Orthovita, Inc., partially offset by a gain of $1.4 million realized on the sale of our common stock holdings in NuVasive, Inc.

Income Tax

For the second quarter and first six months of 2008, we recorded an income tax recovery of $2.0 million and $5.8 million, respectively.  The income tax recovery for the second quarter of 2008 is primarily due to a net loss from operations and the amortization of identifiable intangible assets, and includes a recovery of $4.4 million relating to the settlement of an outstanding Quebec income tax reassessment and a current charge of $0.9 million related to an accrual under FIN 48.

The effective tax rate for the second quarter of 2008 was 7.1% compared to an effective tax rate of 41.1% for the same period in 2007.  The effective tax rate for the first six months of 2008 was 12.2% compared to an effective tax rate of 38.4 % for the same period in 2007.   The effective tax rates for the current periods are lower than the statutory Canadian tax rate of 31.0%, primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

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

The operating results of discontinued operations are summarized as follows:

(in thousands of U.S.$)	Three months ended June 30, 2007	Six months ended June 30, 2007

Revenues	$2,895	$ 5,937
Operating loss	(320)	(803)
Impairment charge	-	(8,879)
Loss before income taxes	(320)	(9,682)
Income tax recovery	(150)	(3,891)
Net loss from discontinued operations	$ (170)	$(5,791)

Liquidity and Capital Resources

On March 23, 2006 we completed an offering of $250.0 million in aggregate principal amount of 7.75% Senior Subordinated Notes due in 2014 in a private placement transaction, and entered into a $425.0 million senior secured credit facility consisting of a $350.0 million senior term loan facility maturing in 2013 and a $75.0 million senior secured revolving credit facility maturing in 2011.  None of the $75.0 million revolving credit facility was drawn.  The net proceeds from the sale of the $250.0 million 7.75% Senior Subordinated Notes due 2014 and the $350.0 million term loan, as well as cash on hand, were used to finance the acquisition of AMI.  In December 2006, we repaid the term loan with the proceeds from the issuance of Senior Floating Rate Notes due 2013 in the aggregate principal amount of $325.0 million and cash on hand.  We also terminated the revolving credit facility.

The significant terms relating to our senior subordinated notes and senior floating rate notes are described below (see Senior Floating Rate Notes and Senior Subordinated Notes).

At June 30, 2008, we had working capital of $69.4 million and cash resources of $62.9 million, consisting of cash and cash equivalents. In aggregate, our working capital decreased by $28.3 million from December 31, 2007, primarily relating to our increased expenditures in research and development and sales and marketing as described previously. These cash resources, in addition to cash generated from operations, are used to support our continuing clinical studies, research and development initiatives, working capital requirements, debt servicing requirements and for general corporate purposes.  We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

We currently believe that our existing principal sources of liquidity, working capital and existing balances of cash and cash equivalents will be sufficient to satisfy the funding of current research and product development programs, contractual obligations, and other operating and capital requirements, including debt servicing requirements and other potential acquisitions and in-licensing of technologies for the year ending December 31, 2008.  Our cash inflows and the amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, including but not limited to, changes in drug-eluting coronary stent markets, including the impact of new competitive entrants into such markets, and the sales achieved in such markets by our partner BSC, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including facility closures, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, and changes in interest rates. These and other uncertainties may adversely affect our liquidity and capital resources to a significant extent and may force us to further reduce our expenditures on research and development or on our various new product and sales and marketing initiatives in order for us to continue to service our debt obligations.  Such further reductions in our budgeted expenditures may have an adverse effect on our new product development and sales growth initiatives and reduce our ability to achieve the revenue growth targets, product launch or new product development timelines in our current operating plan.

In particular, should our royalties received from BSC decline more significantly than we expect in future periods as a result of new competitive entrants into the U.S. drug-eluting stent market from Abbott Laboratories, Inc. and Medtronic, Inc., our liquidity may be adversely affected, and we may be forced to explore alternative funding sources through debt, equity or other public or private securities offerings, or to pursue certain reorganization, restructuring or other strategic alternatives.  There can be no assurance that if we pursue such financing activities that alternative sources of funding would be available to us on attractive terms, if at all.  In addition, we may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favourable for our shareholders.

As a result of such uncertainty, we commenced the exploration of a broad range strategic and financial alternatives in the second half of 2007, with the goal of securing and executing a financial or strategic alternative that could provide for a substantive reduction or elimination of our debt obligations that bear interest payments in cash, in advance of any potential reduction or volatility in royalty revenue received from BSC that may occur late in 2008 or thereafter.  In March of 2008, we engaged Goldman Sachs & Co. to work with management and the Board of Directors to evaluate various strategic and financial alternatives, with the primary objectives of reducing or eliminating our debt obligations and to reduce risk and protect and improve shareholder value.  Subsequent to such engagement, after reviewing various potential courses of action, we evaluated and pursued strategic and financial alternatives with numerous large private equity firms, with the objective of raising significant proceeds to reduce our existing debt while minimizing the potential dilutive impact of such financing.  We also sought to maintain as much of the long-term value potential of our operating businesses for our shareholders as practicable.

As previously described, on July 7, 2008 we announced that our Board of Directors had authorized a transaction to create a new subsidiary, API.  We have entered into a note purchase agreement with Ares Management and New Leaf Venture Partners, under which the investors will purchase between $200 and $300 million, at our option, of convertible notes issued by API that will be convertible into a significant minority equity interest in API.  The net proceeds from the issuance of the convertible notes would be used to reduce our existing debt through the consummation of a tender offer.  The transaction is subject to the approval of our shareholders and other closing conditions.  Should our shareholders not approve this transaction opportunity, or should we not complete this transaction for any other reason, there can be no assurance we will be able to secure other sources of financing on favourable terms if at all, or that our liquidity and capital resources would be adequate to fund our operations and service our debt obligations should our royalty revenues received from BSC decline significantly in future periods.

Cash Flow Highlights

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cash and cash equivalents, beginning of period	$69,792	$98,038	$91,326	$99,332

Net loss excluding non-cash items	(4,170)	(4,747)	(12,388)	(5,838)
Working capital requirements	2,183	21,199	(6,041)	9,403
Cash (used in) provided by operating activities	(1,987)	16,452	(18,429)	3,565
Cash (used in) provided by investing activities	(3,238)	(2,001)	(8,981)	11,187
Cash (used in) provided by financing activities	(1,536)	(191)	(1,500)	(1,786)
Effect of exchange rate changes on cash	(116)	-	499	-
Net (decrease) increase in cash and cash equivalents	(6,877)	14,260	(28,411)	12,966

Cash and cash equivalents, end of period	$62,915	$112,298	$62,915	$112,298

Cash Flows used in Operating Activities

Cash used in operating activities for the second quarter of 2008 was $2.0 million compared to cash provided of $16.5 million for the comparative period in 2007.  Net loss for the current quarter, excluding non-cash items, resulted in cash outflows of $4.2 million compared to cash outflows of $4.7 million for the same quarter of 2007. The slight decrease in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in net cash inflows of $2.2 million for the second quarter of 2008 compared to net cash inflows of $21.2 million for the same quarter of 2007. The working capital-related net cash inflows in the second quarter of 2008 primarily resulted from a $4.2 million increase during the quarter in accrued liabilities related to the normal accrual of employee-related incentives and for wrap-up costs on the suspension of our Vascular Wrap clinical trials.  Additionally, prepaid expenses declined by $1.0 million due to the normal amortization of prepaid insurance costs, and interest payable increased during the quarter by $4.7 million due to the timing of interest payments on our 7.75% Senior Subordinated Notes due 2014 and Senior Floating Rate Notes due 2013.  Largely offsetting these factors was a $1.1 million increase during the quarter in trade accounts receivable, primarily due to a $2.8 million increase in medical product sales as compared to the first quarter of 2008, an increase of $2.9 million during the period of inventory balances built in order to meet increased demand from the U.S. and new demand from our European sales initiative, and a decrease of $3.6 million in income taxes payable compared to March 31, 2008 due to the timing of tax instalments in certain jurisdictions.

Cash used in operating activities for the first six months of 2008 was $18.4 million compared to cash provided of $3.6 million for the comparative period in 2007.  Net loss for the first six months of 2008, excluding non-cash items, resulted in cash outflows of $12.4 million compared to cash outflows of $5.8 million for the same period of 2007. The increase in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in net cash outflows of $6.0 million for the first six months of 2008 compared to net cash inflows of $9.4 million for the same period of 2007. The net cash outflows in the first six months of 2008 primarily resulted from a $5.5 million increase during the period in trade accounts receivable, primarily due to a $6.6 million increase in medical product sales as compared to the fourth quarter of 2007, an increase of $2.1 million during the period of inventory balances built in order to meet increased demand from the U.S. and new demand from our European sales initiative, a decrease of $3.5 million in income taxes payable compared to December 31, 2007 due to the timing of tax instalments in certain jurisdictions, and a decrease of $0.8 million in interest payable due to a lower interest rate on our Senior Floating Rate Notes due 2013.  Partially offsetting these factors were a $3.1 million increase in accrued liabilities during the period related to the normal accrual of employee-related incentives and for wrap-up costs on the suspension of our Vascular Wrap clinical trials, and a decrease in prepaid assets during the period of $2.5 million due to the regular amortization of prepaid insurance, rent and other costs.

Cash Flows used in Investing Activities

Net cash used in investing activities for the second quarter of 2008 was $3.2 million compared to net cash used of $2.0 million for the same quarter in 2007.  For the second quarter of 2008, net cash used in investing activities was primarily for capital expenditures of $2.4 million, of which $0.3 million was for lab equipment and the expansion of our R&D facilities, and $2.1 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility.  We also paid a $0.8 million earn-out milestone payment to a third party upon our successful completion of the BioSeal clinical trial.

Net cash used in investing activities for the first six months of 2008 was $9.0 million compared to net cash provided of $11.2 million for the same period in 2007.  For the first six months of 2008, the net cash used in investing activities was primarily for capital expenditures of $5.8 million, of which $1.8 million was for lab equipment and the expansion of our R&D facilities, and $3.9 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility.  We also paid a $0.8 million licensing milestone to a partner upon our successful completion of the BioSeal clinical trial and invested $2.5 million in IPR&D for an initial license payment to Rex Medical, as described previously.

We invest our excess cash balances in short-term marketable securities, principally investment grade commercial debt and government agency notes. The primary objectives of our marketable securities portfolio are liquidity and safety of principal.  Investments are made with the objective of achieving the highest rate of return while meeting our two primary objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  Cash equivalents have maturity dates to July 30, 2008.

At June 30, 2008 and December 31, 2007, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	June 30, 2008	December 31, 2007

Canadian dollars	$ 7,247	$15,488
Swiss franc	2,517	3,870
Euro	8,621	1,395
Danish krone	5,933	1,756
Other	825	-

Cash Flows used in Financing Activities

Net cash used in financing activities for the second quarter of 2008 was $1.5 million for expenditures related to the transaction announced on July 7, 2008 involving the proposed issuance of convertible notes to Ares Management and New Leaf Venture Partners as previously described.  These costs have been capitalized as part of deferred financing costs related to the transaction.  Net cash used in financing activities for the second quarter of 2007 of $0.2 million is related to long-term debt financing costs.

Net cash used in financing activities for the first six months of 2008 was $1.5 million comprised of costs related to the recently announced convertible notes financing transaction as described previously, offset with a small amount of cash received on the exercise of employee stock options.  Net cash used in financing activities for the first six months of 2007 of $1.8 million is related to long-term debt financing costs.

Senior Floating Rate Notes

On December 11, 2006, we issued Senior Floating Rate Notes due 2013 in the aggregate principal amount of $325 million.  The senior floating rate notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, which is reset quarterly.  Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity.  The senior floating rate notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness.  At June 30, 2008, the interest rate on these notes was 6.4%.  We may redeem all or a part of the notes at specified redemption prices.

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

Debt Covenants

The terms of the indentures governing our senior floating rate notes and our senior subordinated notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.  As of July 25, 2008, we are in material compliance with all covenants and are not in breach of any provision of the indentures governing the senior subordinated notes and senior floating rate notes that would cause an event of default to occur.

Contractual Obligations

During the second quarter of 2008, there have been no significant changes in our payments due under contractual obligations, as disclosed in our MD&A for the year ended December 31, 2007.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters.  See Note 16(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S. at July 25, 2008 that have, or are reasonably likely to have, a current or future material effect on our results of operations or financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2008 we had cash and cash equivalents of $62.9 million.

Interest Rate Risk

As the issuer of the Senior Floating Rate Notes due 2013, we are exposed to interest rate risk. The interest rate on our Senior Floating Rate Notes due 2013 is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of approximately 6.4% (December 31, 2007 – 8.9%). Based upon the average floating rate debt levels of the Company during the quarter ended June 30, 2008, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the quarter.  We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred net transaction gains of $198,000 for the second quarter of 2008 primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end.

We occasionally enter into forward contracts and have currently entered into a currency swap whereby we have swapped US$4.7 million for Euro3.1 million.  Other than these contracts, to date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 14% of our net revenue for the second quarter of 2008 was generated in other than the United States dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the second quarter of 2008. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $8.9 million on an annual basis.

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

During the first six months of 2008, we made a number of changes to our internal control systems related to tax to remediate the above noted material weakness that had existed in our internal control over tax related financial reporting, so as to provide reasonable assurance that errors and control deficiencies of this type will not recur.  Specifically, we engaged a large public accounting firm to provide additional resources and assistance with the preparation of the quarterly tax provisions for the first and second quarters of 2008 and, with their assistance, increased the level of technical review and analysis of significant tax issues and increased and improved the level of supporting documentation concerning such issues.  It is our intention to continue to use this large accounting firm to support the preparation of our tax provision. We will continue to monitor the effectiveness of these procedures and will make any changes that we deem appropriate.

As of June 30, 2008 management believes it has taken adequate steps to remediate the material control weakness discussed above. It is anticipated that continued testing of tax-related internal control systems will continue through the balance of 2008.

PART II—OTHER INFORMATION

 Item 1.

Legal Proceedings

On February 18, 2005, a claim was filed by Conor MedSystems in a court in the United Kingdom alleging that the Company’s stent patent EP (UK) 0 706 376 is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position and, on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court.  The House of Lords decided to review the decisions of these lower courts, and to this end a hearing was held May 6 – 7, 2008.  Conor has withdrawn from these proceedings, and its case was taken up by the UK Comptroller General of Patents, Designs and Trade Marks.  The decision of the House of Lords issued on July 9, 2008, and was favorable to Angiotech.  This litigation is now concluded, and Angiotech’s UK patent on paclitaxel-eluting stent is confirmed as valid.

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent.  On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on September 23, 2008.  The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

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

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court, however in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office.  In January 2008, Angiotech appealed this decision to Japan’s Supreme Court.  On April 22, 2008, the Supreme Court denied our appeal.

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

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  An appeal was filed on April 22, 2008.  In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006, however the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.  In EP1159974 an opposition was filed on April 16, 2008, and briefs are being exchanged.

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

Risks Related to Our Business

We were not profitable for the quarter ended June 30, 2008 and for the year ended December 31, 2007 and may not be able to regain and maintain profitability.

We began operations in 1992 and have incurred a loss from operations in each of the years of our existence except for fiscal years 2004 and 2006.  As of June 30, 2008, our accumulated deficit was $144.3 million.  Our ability to become profitable again will depend on, among other things, the successful commercialization of new technologies, and the successful expansion of our direct sales force, particularly in Europe, while maintaining good relationships with our distributors.

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

If our proposed transaction with Ares and New Leaf is not consummated, the entire aggregate principal amount of our cash pay existing debt would remain outstanding. We would have to consider an alternative transaction that we believe would be less favorable to our shareholders and, even if such a transaction is consummated, we may have to undertake significant cost-cutting measures that could be detrimental to our business. Additionally, we have already incurred and may incur additional fees and expenses if the transaction is not consummated.

As described elsewhere in this Quarterly Report on Form 10-Q, on July 7, 2008, we announced that we have entered into a note purchase agreement with Ares Management and New Leaf Venture Partners, pursuant to which Ares and New Leaf will purchase between $200 million and $300 million, at our option, of convertible notes in API, a newly formed wholly owned subsidiary to which we will transfer certain of our assets. The transaction is subject to certain closing conditions, including the receipt of the approval of 75% of our shareholders voting at our annual and special general meeting.  Upon the consummation of the transaction, we intend to consummate the tender offer that we commenced on July 7, 2008 to repurchase a portion of our Senior Floating Rate Notes due 2013 and 7.75% Senior Subordinated Notes due 2014.

Should this proposed transaction fail to be consummated, the outstanding aggregate principal amounts of our Senior Floating Rate Notes due 2013 and 7.75% Senior Subordinated Notes due 2014 would remain $325 million and $250 million, respectively. Consequently, we would continue to pay cash interest on these notes, rather than interest paid in kind on the proposed convertible notes issue. In addition, we would be forced to evaluate other strategic or financial transactions that management believes may generate less shareholder value than the proposed transaction. We may be unable to consummate any alternative transaction, and even if we do consummate such alternative transaction, we still may be required to reduce expenditures that we believe are necessary to the growth of our business.

We have incurred fees and expenses in connection with the transaction that are not dependent on the consummation of the transaction.  Additionally, in the event that we are not able to consummate the transaction for any reason other than a breach of the note purchase agreement by Ares and/or New Leaf, (i) we would also be required to pay a commitment fee to Ares and New Leaf in the amount of $3 million, plus expenses up to an additional $3 million and (ii) if we agree to an alternative transaction (as defined in the note purchase agreement) within 12 months of termination of the note purchase agreement, we would be required to pay $10 million plus expenses of Ares and New Leaf up to an additional $4 million (less any commitment fee payable under clause (i)) at or prior to the time of agreeing to such alternative transaction. If we fail to consummate the proposed transaction but later enter into an alternative transaction, we may be required under the terms of our existing agreements with certain of our advisors to pay fees to such advisors, whether or not such advisors participate in such alternative transaction.  If we incur the above-described fees and expenses, but are not able to consummate the transaction, such fees and expenses could have an adverse affect on our business.

We depend on BSC for a significant amount of our future revenues and development of TAXUS.

Although the acquisition of our Medical Products segment has diversified our revenue, we anticipate that a significant amount of our revenue for the next few years will be derived from and dependent upon royalty revenues from BSC. We do not have control over the sales and marketing efforts, stent pricing, production volumes, distribution or regulatory environment related to BSC’s paclitaxel-eluting coronary stent program. Our involvement is limited to the terms of our 1997 License Agreement (as amended) with BSC and Cook, which provides for the receipt of royalty revenue based on the net sales of TAXUS and specifies the applicable royalty rates.

Royalty revenue from BSC for the quarter ended June 30, 2008 decreased by 17% from the same period in 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  If BSC is impaired in its ability to market and distribute TAXUS, whether for this reason or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously-unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further significantly reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of TAXUS Liberté in the United States and could have a significant impact on our royalty revenue from sales of TAXUS.

Additionally, BSC may terminate our 1997 License Agreement under certain circumstances, including, if BSC is unable to acquire a supply of paclitaxel at a commercially reasonable price, if BSC reasonably determines that the paclitaxel-eluting coronary stent is no longer commercially viable, or if our license agreement with the National Institutes of Health (“NIH”), certain of which rights are sublicensed to BSC, terminates. During the quarter ended June 30, 2008, revenue from BSC represented approximately 31% of our total revenue from continuing operations, compared to 39% for the quarter ended June 30, 2007.

The amounts payable by BSC to us vary from 1% to 9% of net sales depending on various factors, including volume of sales from time to time and patent protection laws in the country of sale. From these amounts, we must pay certain royalties to our licensors, including the NIH and the University of British Columbia (“UBC”), under license agreements. For the quarter ended June 30, 2008, the average gross royalty rate earned was 7.3% for sales in the U.S. and 5.8% for sales in other countries. For the quarter ended June 30, 2007, the average gross royalty rate earned was 7.6% for sales in the U.S. and 5.5% for sales in other countries. There is no guarantee that royalty payments under our 1997 License Agreement with BSC will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as competition, technological change, reimbursement or other factors.  Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists as defined by our 1997 License Agreement with BSC, in certain jurisdictions.

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

Many of the products we are depending on to drive future growth are not yet ready for sale or have only recently been introduced for sale. For example, our Option IVC filter has not yet been approved for sale, our 5-FU CVC and our HemoStream Dialysis Catheter have been approved for sale but have not yet been commercially launched, and our Quill SRS product has only recently become available for sale. If any of these or our other products are not approved for sale or do not achieve market acceptance, our ability to generate revenues will be adversely affected.

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

o

Even if our technology-based products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients. For example, if drug-eluting stents are found to cause, or are perceived to be the cause of, blood clots in patients, then sales of our drug-eluting stent products may be adversely affected.  Royalty revenue from BSC for the quarter ended June 30, 2008 decreased by 17% from the same period of 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  During the quarter ended June 30, 2008, revenue from BSC represented approximately 31% of our total revenue from continuing operations, compared to 39% for the same period in 2007.   In addition, there is no guarantee that there will be market acceptance of our products.

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

o

our clinical trial expenditures are constrained by our budgetary considerations; or

o

our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

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

As part of our patent strategy, we have filed a variety of patent applications internationally. Oppositions have been filed against various granted patents that we either own or license and which are related to certain of our technologies. For example, at the EPO, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT and JHU) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  This decision of the opposition board may be appealed. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006, however the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO has set a hearing date of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged. The ultimate outcomes of these oppositions, including possible appeals, are uncertain at this time.

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

On February 18, 2005, a claim was filed by Conor MedSystems in a court in the United Kingdom alleging that the Company’s stent patent EP (UK) 0 706 376 is invalid and seeking to have the patent revoked.  On February 24, 2006, a U.K. trial court ruled in favor of Conor’s position and, on January 16, 2007, a U.K. Court of Appeal agreed with the decision of the trial court.  The House of Lords decided to review the decisions of these lower courts, and to this end a hearing was held May 6 – 7, 2008.  Conor withdrew from these proceedings, and its case was taken up by the UK Comptroller General of Patents, Designs and Trade Marks.  The decision of the House of Lords was issued on July 9, 2008, and was favorable to Angiotech.  As a result, this litigation is now concluded, and Angiotech’s UK patent on paclitaxel-eluting stent was confirmed as valid.

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on or about September 23, 2008.  Any decision of the Court of Appeal may be appealed to the Supreme Court of the Netherlands.

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

On March 1, 2006, the Board of Appeals of the Japanese Patent Office issued a final order of revocation regarding certain claims of the Company’s Japanese Patent No. 3423317, directed to a stent coated with paclitaxel. Angiotech appealed this decision to Japan’s Intellectual Property High Court, however in November 2007, the Intellectual Property High Court ruled in favour of the Japanese Patent Office.  In January 2008, Angiotech appealed this decision to Japan’s Supreme Court.  On April 22, 2008, the Supreme Court denied our appeal.

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

Competition from pharmaceutical companies, medical device companies, biotechnology companies and academic and research institutions is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than our company. Some of these competitors include JNJ, Guidant Corporation, Genzyme Corporation, Baxter, Abbott Laboratories, BSC, Medtronic, Inc., Wyeth, Inc., Novartis AG, C.R. Bard, the Allegiance division of Cardinal Health, Inc., Bausch & Lomb, and Covidien Ltd., among others. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using our products. Other companies may:

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

We may encounter unanticipated costs or loss of business associated with terminating or relocating facilities and operations.

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

Our operations are in some instances conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euro, Swiss francs, Danish krone, and U.K. pound sterling. Exchange rate fluctuations may reduce our future operating results.  In the quarter ended June 30, 2008, we reported $0.1 million of net foreign exchange gains due to foreign currency fluctuations. In the year ended December 31, 2007, we reported $0.3 million of foreign exchange losses compared to $0.5 million of foreign exchange gains for the year ended December 31, 2006 and $1.1 million of foreign exchange gains for the year ended December 31, 2005.

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

As of June 30, 2008, we had outstanding $575 million of indebtedness, excluding accrued interest. We are currently considering other facilities to replace the revolving portion of the credit facility that was terminated in connection with the issuance of the Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”), but there can be no assurance that we will be able to obtain such a facility.  Excluding intercompany transactions, our subsidiaries that are not guarantors of the Floating Rate Notes or Subordinated Notes (defined herein) accounted for approximately $53 million or 18% of our total revenues from continuing operations for the year ended December 31, 2007, and approximately $488 million or 42% of our total assets and approximately $116 million or 16% of our total liabilities as of December 31, 2007.  The Floating Rate Notes and 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) are guaranteed by the same group of our subsidiaries.

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

Our common shares have been, and are likely to continue to be, highly volatile. For example, in the twelve months ending December 31, 2007, shares of our common stock traded on the NASDAQ and the Toronto Stock Exchange have closed at a high of $9.18 and CDN$10.81, respectively, and at a low of $3.10 and CDN$3.12, respectively, and traded at a low of $1.79 during the first six months of 2008.   Our share price could fluctuate significantly in the future for various reasons, including the following:

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

Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition of a significant interest in our company. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. The Investment Canada Act (Canada) subjects an acquisition of control of a company by a non-Canadian to government review if the value of our assets as calculated pursuant to the legislation exceeds a threshold amount which, for an investor from a World Trade Organization member country, is CDN$295 million in 2008. A reviewable acquisition may not proceed unless the relevant minister is satisfied or is deemed to be satisfied that there is likely to be a net benefit to Canada from the transaction.

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

Angiotech Pharmaceuticals, Inc.

Date: July 28 , 2008	By:	/s/ K. Thomas Bailey
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

Date: July 28, 2008	/s/ William L. Hunter
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

Date: July 28, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer

Exhibit 32.1

Certification of CEO and CFO Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Angiotech Pharmaceuticals, Inc. (the “Company”), each hereby certifies that to his knowledge on the date hereof:

(a) The Form 10-Q of the Company for the quarter ended June 30, 2008, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 28, 2008	/s/ William L. Hunter
William L. Hunter, M.D.
Chief Executive Officer

Date: July 28, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer