Form 10-Q
period 2008-09-30
ANGIOTECH PHARMACEUTICALS INC
filed 2008-11-10
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

85,121,983 Common Shares, no par value, as of November 5, 2008

LA_LAN01:211659.3

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts expressed in thousands of U.S. dollars)	September 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents [note 6]	$56,951	$91,326
Short-term investments [note 7]	8,964	17,899
Accounts receivable	25,980	22,678
Inventories [note 8]	39,607	33,647
Deferred income taxes, current portion	5,394	5,964
Prepaid expenses and other current assets	6,078	7,070
Total current assets	142,974	178,584

Long-term investments [note 7]	6,560	6,557
Property, plant and equipment [note 9]	59,944	59,187
Intangible assets [note 10]	203,087	225,889
Goodwill [note 10]	55,990	659,511
Deferred financing costs	11,922	13,600
Deferred income taxes	3,553	-
Other assets	5,734	6,780
Total assets	$489,764	$1,150,108
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities [note 11]	$52,791	$47,489
Income taxes payable	12,151	7,914
Interest payable on long-term debt	11,464	7,327
Deferred revenue, current portion	210	210
Total current liabilities	76,616	62,940

Deferred revenue	1,053	1,211
Deferred leasehold inducement	2,845	2,794
Deferred income taxes	49,548	59,368
Other tax liabilities	5,792	4,693
Long-term debt [note12]	575,000	575,000
Other liabilities	1,681	2,030
Total non-current liabilities	$635,919	$645,096

Commitments and contingencies [note 17]

Stockholders’ (deficit) equity
Share capital [note 14]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
September 30, 2008 – 85,121,983
December 31, 2007 – 85,073,983	472,739	472,618
Additional paid-in capital	31,650	29,669
Accumulated deficit	(766,709)	(102,497)
Accumulated other comprehensive income	39,549	42,282
Total stockholders’ (deficit) equity	(222,771)	442,072
Total liabilities and stockholders’ (deficit) equity	$489,764	$1,150,108

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(All amounts expressed in thousands of U.S. dollars, except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE
Royalty revenue	$21,405	$26,622	$75,871	$89,500
Product sales, net	46,502	41,351	144,761	126,258
License fees	453	53	558	577
	68,360	68,026	221,190	216,335

EXPENSES
License and royalty fees	3,452	4,527	11,484	14,235
Cost of products sold	24,772	23,384	77,430	71,261
Research and development	10,658	13,188	45,468	40,407
Selling, general and administration	23,370	24,715	77,100	72,532
Depreciation and amortization	8,560	8,119	25,577	24,603
In-process research and development [note 15]	-	-	2,500	8,000
	70,812	73,933	239,559	231,038

Operating loss	(2,452)	(5,907)	(18,369)	(14,703)
Other (expense) income:
Foreign exchange gain (loss)	1,009	(110)	1,569	(514)
Investment and other income	187	2,073	1,630	9,881
Interest expense on long-term debt	(10,790)	(13,280)	(33,851)	(38,975)
Write-down / loss on redemption of investments	(1,901)	-	(12,561)	(8,157)
Write-down and other deferred financing charges [note 16]	(13,544)	-	(13,544)	-
Write-down of goodwill [note10]	(599,400)	-	(599,400)	-

Total other expenses	(624,439)	(11,317)	(656,157)	(37,765)

Loss from continuing operations before income taxes	(626,891)	(17,224)	(674,526)	(52,468)
Income tax recovery [note 13]	(4,513)	(6,392)	(10,314)	(19,920)

Loss from continuing operations	(622,378)	(10,832)	(664,212)	(32,548)
Loss from discontinued operations, net of income taxes [note 4]	-	(1,156)	-	(6,947)

Net loss	$(622,378)	$(11,988)	$(664,212)	$(39,495)

Basic and diluted net loss per common share [note 20]:
Continuing operations	$(7.31)	$(0.13)	$(7.80)	$(0.38)
Discontinued operations	-	(0.01)	-	(0.08)

Total	$(7.31)	$(0.14)	$(7.80)	$(0.46)

Basic and diluted weighted average number
of common shares outstanding (in thousands)	85,122	85,014	85,117	85,010

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares				Accumulated
			Additional		other		Total
			paid-in	Accumulated	comprehensive	Comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	loss	equity
Balance at December 31, 2006	84,983,735	$472,390	$25,082	$(34,893)	$36,113		$498,692
Adjustment for the adoption of FASB Interpretation No. (FIN) 48				(1,664)			(1,664)
Exercise of stock options for cash	30,248	79					79
Stock-based compensation			1,059				1,059
Net unrealized loss on available-for-sale securities, net of taxes					(3,253)	$(3,253)	(3,253)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes					3,097	3,097	3,097
Cumulative translation adjustment					(241)	(241)	(241)
Net loss				(12,292)		(12,292)	(12,292)
Comprehensive loss						$(12,689)

Balance at March 31, 2007	85,013,983	$472,469	$26,141	$(48,849)	$35,716		$485,477
Stock-based compensation			1,305				1,305
Net unrealized loss on available-for-sale securities, net of taxes					932	$932	932
Cumulative translation adjustment					501	501	501
Net loss				(15,215)		(15,215)	(15,215)
Comprehensive loss						$(13,782)

Balance at June 30, 2007	85,013,983	$472,469	$27,446	$(64,064)	$37,149		$473,000
Stock-based compensation			1,353				1,353
Net unrealized loss on available-for-sale securities, net of taxes					1,224	$1,224	1,224
Cumulative translation adjustment					756	756	756
Net loss				(11,988)		(11,988)	(11,988)
Comprehensive loss						$(10,008)

Balance at September 30, 2007	85,013,983	$472,469	$28,799	$(76,052)	$39,129		$464,345

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares				Accumulated		Total
			Additional		other		stockholders’
			paid-in	Accumulated	comprehensive	Comprehensive	equity
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072
Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)
Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697
Stock-based compensation			608				608
Net unrealized loss on available-for-sale securities, net of taxes					(2,235)	(2,235)	(2,235)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes					10,656	10,656	10,656
Cumulative translation adjustment					9	9	9
Net loss				(26,071)		(26,071)	(26,071)
Comprehensive loss						$(17,641)

Balance at June 30, 2008	85,121,983	$472,739	$31,094	$(144,331)	$57,162		$416,664
Stock-based compensation			556				556
Cumulative translation adjustment					(17,613)	$(17,613)	(17,613)
Net loss				(622,378)		(622,378)	(622,378)
Comprehensive loss						$(639,991)

Balance at September 30, 2008	85,121,983	$472,739	$31,650	$(766,709)	$39,549		$(222,771)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net loss	$(622,378)	$(11,988)	$(664,212)	$(39,495)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,680	9,199	28,808	27,974
Loss on disposition of property and equipment	-	98	12	378
Write-down / loss on redemption of investments	1,962	-	12,622	647
Write-down and other deferred financing charges	13,544	-	13,544	-
Write-down of goodwill	599,400	-	599,400	-
Loss on disposal of intangible assets	113	32	113	32
Loss on disposal of assets held for sale	-	1,156	-	1,156
Impairment of assets from discontinued operations	-	-	-	8,879
Unrealized foreign exchange gain	821	-	865	-
Deferred income taxes	(7,134)	(8,315)	(12,499)	(28,325)
Stock-based compensation expense	556	1,353	1,980	3,717
Deferred revenue	(202)	(53)	(158)	(577)
Non-cash interest expense	559	559	1,676	1,685
In-process research and development	-	-	2,500	8,000
Other	(65)	(60)	(183)	2,072
Net change in non-cash working capital items relating to operations [note 21]	1,545	1,632	(4,496)	11,035

Cash used in operating activities	(1,599)	(6,387)	(20,028)	(2,822)

INVESTING ACTIVITIES
Proceeds from short-term investments	605	-	605	9,396
Purchase of long-term investments	-	(10,000)	-	(15,000)
Proceeds from long-term investments	-	-	-	15,454
Purchase of property, plant and equipment	(1,398)	(1,273)	(7,183)	(3,568)
Purchase of intangible assets	-	(750)	(1,000)	(6,017)
Proceeds from sale of assets held for sale	-	4,832	-	4,832
In-process research and development	-	-	(2,500)	(1,000)
Other	143	-	447	(101)

Cash (used in) provided by investing activities	(650)	(7,191)	(9,631)	3,996

FINANCING ACTIVITIES
Deferred financing charges and costs	(2,170)	-	(3,791)	(1,865)
Proceeds from stock options exercised	-	-	121	79

Cash used in financing activities	(2,170)	-	(3,670)	(1,786)

Effect of exchange rate changes on cash and cash equivalents	(1,545)	-	(1,046)	-
Net decrease in cash and cash equivalents	(5,964)	(13,578)	(34,375)	(612)
Cash and cash equivalents, beginning of period	62,915	112,298	91,326	99,332

Cash and cash equivalents, end of period	$56,951	$98,720	$56,951	$98,720

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

In the opinion of management, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ (deficit) equity, and consolidated statements of cash flows at September 30, 2008 and for all periods presented, have been made. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.

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

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for inventory obsolescence, determining stock-based compensation expense and reviewing long-lived assets for impairment.

The Company is subject to risks common to companies in the pharmaceutical industries including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, dependence on key or sole source suppliers for materials, protection of proprietary technology and compliance with government regulations. In addition to these risks, the Company’s future cash flows are subject to numerous uncertainties including, but not limited to, delays in new product launches, changes in drug-eluting coronary stent markets, including the impact of new competitive entrants into such markets, and the sales achieved in such markets by the Company’s partner, Boston Scientific Corporation (“BSC”), the timing and success of product sales and marketing initiatives, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including facility closures, the ability to effect reductions in certain aspects of its budgets in an efficient and timely manner, changes in interest rates and other unanticipated expenditures. Any unfavorable outcomes of the above uncertainties may result in a material reduction in cash flows and corresponding inability of the Company to fund its business operations.

In addition to the above, the Company may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favourable for the Company’s shareholders.  The Company will be required to raise additional capital to fund any additional expansion of the Company’s operations and/or acquire complementary businesses. The Company does not know whether it will be able to raise such additional capital on favourable terms. Capital markets conditions have deteriorated significantly during the third quarter of 2008, including a significant decline in the level of corporate lending activity, combined with a significant increase in the cost of any such lending.  Current market conditions may have a material impact on our ability to secure any alternative source of funding, our ability to secure interim financing or to complete any of the activities as described on favourable terms, if at all. If adequate capital is not available or is not available on acceptable terms, the Company’s ability to fund its operations, further develop and expand its operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

Due to the numerous factors that may impact the Company’s future cash position, working capital and liquidity noted above and the significant cash that will be necessary to continue to service the current level of debt obligations, there can be no assurance that the Company will have adequate liquidity and capital resources to satisfy its financial obligations in 2009 and beyond.

The Company’s management and Board of Directors continue to believe a transaction alternative of significant size and scope is necessary to meaningfully address the working capital needs for the Company’s business initiatives, as well as to address potential liquidity issues likely to arise in the near term relating to our current balance sheet structure, due to several factors that have impacted our business and cash flows from operations.

Recently adopted accounting policies:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As at September 30, 2008, the Company has not elected the fair value option for any items and as such, adoption of SFAS 159 effective January 1, 2008 has not impacted the Company’s financial position and results of operations.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Adoption of EITF No.07-03 effective January 1, 2008 on a prospective basis has not resulted in an adjustment to the Company’s financial statements.

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

The operating results of discontinued operations were included in the Consolidated Statements of Operations as “Loss from discontinued operations, net of income taxes.” The amounts for the three and nine month periods ended September 30, 2007 is summarized as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007

Revenues	$1,643	$7,580
Operating loss	256	(548)
Impairment charge	-	(8,879)
Loss before income taxes	(1,819)	(11,502)
Income tax recovery	(663)	(4,555)

Loss from discontinued operations	$(1,156)	$(6,947)
Loss per common share:
Basic and diluted	$(0.01)	$(0.08)
Shares used in computing loss per share:
Basic and diluted	85,014	85,010

5.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities, and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates $8,964,000 as at September 30, 2008 (December 31, 2007 - $17,899,000). The total fair value of the long term debt approximates $376,156,000 as at September 30, 2008 (December 31, 2007 - $516,906,000). The fair value of the short-term investments and long term debt is based primarily on quoted market prices at September 30, 2008 and December 31, 2007, and is not necessarily indicative of the amount that would be realized in a current market exchange.

Financial risk includes interest rate risk, exchange rate risk and credit risk. Interest rate risk arises due to the Company’s cash and cash equivalents and long term debt bearing fixed interest rates. Foreign exchange rate risk arises as a portion of the Company’s investments which finance operations and a portion of the Company’s expenses are denominated in other than U.S. dollars. Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company carries out credit evaluations of its customers on a continuing basis. At September 30, 2008, accounts receivable is net of an allowance for uncollectible accounts of $209,000 (December 31, 2007 - $214,000). The Company does not use derivative instruments to hedge against any of these financial risks.

6.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	September 30,	December 31,
	2008	2007
U.S. dollars	$27,519	$68,817
Canadian dollars	11,861	15,488
Swiss franc	2,362	3,870
Euro	7,880	1,395
Danish krone	4,749	1,756
Other	2,580	-
	$56,951	$91,326

7.

SHORT AND LONG TERM INVESTMENTS

		Gross Unrealized
September 30, 2008	Cost	Losses	Carrying value

Short-term investments:
Available-for-sale equity securities	$8,964	$-	$8,964

Long-term investments:
Investments recorded at cost	$6,560	$-	$6,560

		Gross Unrealized
December 31, 2007	Cost	Losses	Carrying value

Short-term investments:
Available-for-sale equity securities	$22,188	$(4,289)	$17,899

Long-term investments:
Investments recorded at cost	$6,557	$-	$6,557

Short and long-term investments as at September 30, 2008 and December 31, 2007 include investments in biotechnology companies with which the Company has collaborative agreements. During the three month period ended September 30, 2008, the Company wrote-down two investments from a market value of $11,532,000 at June 30, 2008 to the market value of $8,964,000. These investments had been trading below cost for a prolonged period of time.

Subsequent to September 30, 2008, the fair market value of an equity security, classified as available-for-sale, was approximately 80% below its September 30, 2008 carrying value based on quoted market prices. During the period October 1, 2008 to October 15, 2008, the Company liquidated its remaining position in this security for a net loss of $3.5 million.

8.

INVENTORIES

	September 30,	December 31,
	2008	2007
Raw materials	$9,086	$8,357
Work in process	14,275	12,772
Finished goods	16,246	12,518
	$39,607	$33,647

9.

PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
September 30, 2008	Cost	Depreciation	Value
Land	$10,721	$-	$10,721
Buildings	21,937	1,737	20,200
Leasehold improvements	12,213	4,872	7,341
Manufacturing equipment	21,651	6,843	14,808
Research equipment	7,415	4,169	3,246
Office furniture and equipment	3,817	2,437	1,380
Computer equipment	9,212	6,964	2,248
	$86,966	$27,022	$59,944

		Accumulated	Net book
December 31, 2007	Cost	depreciation	Value
Land	$10,692	$-	$10,692
Buildings	19,783	1,441	18,342
Leasehold improvements	10,647	3,722	6,925
Manufacturing equipment	21,041	5,246	15,795
Research equipment	6,804	3,511	3,293
Office furniture and equipment	3,703	1,995	1,708
Computer equipment	8,342	5,910	2,432
	$81,012	$21,825	$59,187

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and nine month periods ended September 30, 2008 amounted to $2,092,000 and $6,112,000 respectively ($1,952,000 and $5,689,000, respectively for the three and nine month periods ended September 30, 2007).

10.

INTANGIBLE ASSETS AND GOODWILL

(a) Intangible assets

		Accumulated	Net book
September 30, 2008	Cost	amortization	Value

Acquired technologies	$128,061	$49,206	$78,855
Customer relationships	110,373	29,833	80,540
In-licensed technologies	55,768	22,369	33,399
Trade names and other	14,362	4,069	10,293
	$308,564	$105,477	$203,087

		Accumulated	Net book
December 31, 2007	Cost	amortization	Value

Acquired technologies	$127,316	$39,952	$87,364
Customer relationships	110,953	23,052	87,901
In-licensed technologies	56,042	17,341	38,701
Trade names and other	15,257	3,334	11,923
	$309,568	$83,679	$225,889

(b) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for September 30, 2008 and December 31, 2007, in total and by reportable segment:

	Pharmaceutical	Medical	Total
	Technologies	Products
Balance, December 31, 2006	$46,071	$592,284	$638,355
Goodwill acquired upon milestone payment	-	10,000	10,000
Goodwill related to FIN 48 accrual	-	1,173	1,173
Goodwill transferred to Medical Products segment (i)	(22,578)	22,578	-
Foreign currency revaluation adjustments for goodwill denominated in foreign currencies	-	9,983	9,983

Balance, December 31, 2007	$23,493	$636,018	$659,511
Foreign currency revaluation adjustments for goodwill denominated in foreign currencies	-	(4,121)	(4,121)
Impairment (ii)	-	(599,400)	(599,400)

Balance, September 30, 2008	$23,493	$32,497	$55,990

(i)

The Company reclassified goodwill related to certain technology programs, previously allocated in the pharmaceutical technologies segment, to the medical products segment in the fourth quarter of 2007.

(ii)

Goodwill is tested for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill. When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Circumstances that could trigger an impairment include significant and sustained declines in a company’s public market share price, adverse changes or outcomes in legal or regulatory matters, technological advances that impact market dynamics or competitive positions, decreases in anticipated demand for a company’s products or business services and unanticipated competition.  The Company estimates fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates.  If future cash flows are less than those projected, an impairment charge may become necessary that could have a material impact on our financial position and results of operations.

As a result of the significant and sustained decline in our public share price and market capitalization, and the Company’s announcement on September 22, 2008 that the Company may not be able to meet the closing conditions of the proposed financing transaction initially announced on July 7 with Ares Management and New Leaf Venture Partners, the Company performed an interim impairment test of goodwill and acquired intangible assets. As a result of such testing, the Company concluded that the carrying amounts of goodwill associated with the Medical Products segment were impaired and recorded an impairment charge of $599.4 million in the third quarter of 2008. The goodwill impairment charge was determined by comparing the carrying value of goodwill assigned to the Medical Products reporting unit with the implied fair value of the goodwill.  The Company utilized the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows discounted using estimated discount rates.

11.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2008	December 31, 2007
Trade accounts payable	$9,133	$7,130
Accrued license and royalty fees	1,395	5,697
Employee-related accruals	18,130	14,897
Accrued professional fees	14,818	8,530
Accrued contract research	1,412	834
Other accrued liabilities	7,903	10,401
	$52,791	$47,489

12.

LONG-TERM DEBT

	September 30, 2008	December 31, 2007
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000
	$575,000	$575,000

13.

INCOME TAXES

For the three and nine month periods ended September 30, 2008 we recorded an income tax recovery of $4.5 million and $10.3 million compared to an income tax recovery of $6.4 million and $19.9 million for the three and nine month periods ended September 30, 2007. The income tax recovery for the third quarter of 2008 is primarily due to a net loss from operations, the amortization of identifiable intangible assets, and a recovery of $4.8 million relating to the goodwill impairment. The income tax recovery for the nine months ended September 30, 2008 also includes a charge of $1.1 million related to an accrual under FIN 48 and a recovery of $3.8 million relating to the settlement of an outstanding Quebec income tax reassessment.

The effective tax rate for the three and nine months period ended September 30, 2008 was 0.7% and 1.5% compared to an effective tax rate of 37.1% and 38.0% for the same period in 2007.

The effective tax rate for the current period is lower than the statutory Canadian tax rate of 31.0% and is primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

14.

SHARE CAPITAL

During the three and nine month periods ended September 30, 2008, the Company issued nil and 48,000 common shares upon exercises of stock options respectively. The Company issues new shares to satisfy stock option exercises.

a)

Stock Options

Angiotech Pharmaceuticals, Inc.

In September 2006, the stockholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded the previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plan and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, directors of the Company, and persons providing ongoing management or consulting services to the Company.  The Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The optionee receives shares of common stock with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option.  The exercise price of the options is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the 2004 Plan, the term may not exceed five years.  For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years.  Options granted generally vest monthly over varying terms from 2 to 4 years.

A summary of CDN dollar stock option transactions is as follows:

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	optioned	exercise price	contractual	value
	shares	(in CDN$)	term (years)	(in CDN$)
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Exercised	48,000	2.50
Forfeited	127,000	15.74
Outstanding at March 31, 2008	7,500,944	$15.63	2.93	$-
Exercisable at March 31, 2008	6,272,728	$16.60	2.75	$-
Forfeited	118,913	16.51
Outstanding at June 30, 2008	7,382,031	15.61	2.69	$32
Exercisable at June 30, 2008	6,321,522	$16.49	2.50	$32
Forfeited	578,888	18.38
Outstanding at September 30, 2008	6,803,143	14.78	2.47	$-
Exercisable at September 30, 2008	5,883,287	$15.87	2.25	$-

These options expire at various dates from January 21, 2009 to December 17, 2012.

A summary of U.S. dollar stock option transactions is as follows:

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	optioned	exercise price	contractual	value
	shares	(in U.S.$)	term (years)	(in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$-
Forfeited	240,000	11.35
Outstanding at March 31, 2008	811,218	$8.81	3.62	$-
Exercisable at March 31, 2008	272,315	$10.62	2.71	$-
Forfeited	50,094	8.36
Outstanding at June 30, 2008	761,124	8.84	3.37	$-
Exercisable at June 30, 2008	314,860	$10.40	2.46	$-
Forfeited	109,198	11.05
Outstanding at September 30, 2008	651,926	8.47	3.19	$-
Exercisable at September 30, 2008	293,929	$9.52	2.21	$-

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

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	optioned	exercise price	contractual	value
	shares	(in U.S.$)	term (years)	(in U.S.$)
Outstanding at December 31, 2007 and
March 31, 2008	443,012	$15.44	7.94	$-
Exercisable at March 31, 2008	55,378	$15.44	7.94	$-
Forfeited	31,781
Outstanding at June 30, 2008	411,231	$15.44	7.69	$-
Exercisable at June 30, 2008	53,938	$15.44	7.69	$-
Forfeited	13,002
Outstanding at September 30, 2008	398,229	$15.44	7.44	$-
Exercisable at September 30, 2008	51,044	$15.44	7.44	$-

These options expire on March 8, 2016.

b)

 Stock-based compensation expense

The Company recorded stock-based compensation expense of $556,000 and $1,981,000 for the three and nine month periods ended September 30, 2008 ($1,353,000 and $3,717,000 for the three and nine month periods ended September 30, 2007) relating to awards granted under its stock option plan, modified or settled subsequent to October 1, 2002.

There were no stock option granted in the three and nine month periods ended September 30, 2008. The weighted average fair value of stock options granted in the three and nine month periods ended September 30, 2007 were:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Cdn$ options	2.64	2.98

U.S. options	2.05	2.32

A summary of the status of the Company’s nonvested options as of September 30, 2008 and changes during the three and nine month periods ended September 30, 2008, is as follows:

		Weighted average
	No. of	grant-date
	optioned	fair value
Nonvested CDN dollar options	Shares	(in CDN$)
Nonvested at December 31, 2007	1,429,134	$4.53
Vested	(135,283)	5.90
Forfeited	(65,635)	4.95
Nonvested at March 31, 2008	1,228,216	$3.62
Vested	(125,951)	5.92
Forfeited	(41,756)	5.02
Nonvested at June 30, 2008	1,060,509	$3.53
Vested	(118,045)	5.86
Forfeited	(22,608)	4.36
Nonvested at September 30, 2008	919,856	$3.47

		Weighted average
	No. of	grant-date
	optioned	fair value
Nonvested U.S. dollar options	Shares	(in U.S.$)
Nonvested at December 31, 2007	732,285	$2.68
Vested	(62,549)	2.92
Forfeited	(130,833)	2.86
Nonvested at March 31, 2008	538,903	$2.46
Vested	(51,399)	2.90
Forfeited	(41,240)	2.66
Nonvested at June 30, 2008	446,264	$2.41
Vested	(44,830)	2.88
Forfeited	(43,437)	2.53
Nonvested at September 30, 2008	357,997	$2.36

		Weighted average
	No. of	grant-date
	optioned	fair value
Nonvested AMI options	Shares	(in U.S.$)
Nonvested at December 31, 2007	443,012	$6.51
Vested	(55,378)	6.51
Nonvested at March 31, 2008	387,634	$6.51
Forfeited	(30,341)	6.51
Nonvested at June 30, 2008	357,293	$6.51
Vested	(7,219)	6.51
Forfeited	(2,889)	$6.51
Nonvested at September 30, 2008	347,185	$6.51

As of September 30, 2008, there was $2,952,000 of total unrecognized compensation cost related to nonvested stock options granted under the Angiotech Plan.  These costs are expected to be recognized over a weighted average period of 1.49 years.

As of September 30, 2008, there was $1,228,000 of total unrecognized compensation cost related to the nonvested AMI stock options.  These costs are expected to be recognized over a period of 3.50 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and nine month periods ended September 30, 2008 was $nil and $360,000 respectively.

During the three and nine month periods ended September 30, 2008 and 2007 the following activity occurred:

		Three months ended			Nine months ended
		September 30,			September 30,
(in thousands)		2008		2007	2008	2007
Total intrinsic value of stock options exercised
CDN dollar options	$	n/a	$	n/a	$33	$171
U.S. dollar options		n/a		n/a	n/a	n/a

Total fair value of stock awards vested		$448		$1,122	$2,017	$3,025

Cash received from stock option exercises for the three and nine month periods ended September 30, 2008 was $nil and $121,000 respectively.

15.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company did not make any in-process research and development payments for the three month periods ended September 30, 2008 and 2007. The in-process research and development payments for the nine month periods ended September 30, 2008 and 2007 are as follows:

	Nine months ended
	September 30,
	2008	2007
CombinatoRx Incorporated	$-	$7,000
Rex Medical LP	2,500	1,000
Total	$2,500	$8,000

16.

WRITE-DOWN AND OTHER DEFERRED FINANCING CHARGES

On July 7, 2008, the Company entered into a note purchase agreement with certain investors under which they agreed to purchase between $200 and $300 million, at the Company’s option, of convertible notes to be issued by the newly formed subsidiary of the Company. The transaction was subject to the approval of the Company’s shareholders and other closing conditions.

On September 23, 2008, as a result of uncertainty regarding the opportunity to close the proposed transaction, the Company announced that it withdrew the tender offer for its outstanding Senior Floating Rate Notes Due 2013 and its outstanding 7.75% Senior Subordinated Notes Due 2014.  The Company had incurred approximately $13.5 million of expenses or potential expenses in connection with this proposed transaction, of which $3.2 million were capitalized to other assets as at June 30, 2008.  As a result of the uncertainties regarding the proposed transaction and withdrawn tender offer, the Company wrote-off these capitalized costs in the three month period ended September 30, 2008.

17.

COMMITMENTS AND CONTINGENCIES

(a) Commitments

i)

The Company has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements.

ii)

The Company may also be required to make milestone, royalty, and other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. The Company has not accrued for these payments as of September 30, 2008 due to the uncertainty over whether these milestones will be achieved. The Company’s significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”),

In connection with the acquisition of Quill in June 2006, the Company may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and development milestones. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five year period from July 1, 2006, subject to certain conditions. The Company is also committed to minimum commercialization expenditures, including sales and marketing, research and development and corporate support on the technology acquired of $10.0 million between July 1, 2008 and June 30, 2009.

Afmedica, Inc. (“Afmedica”)

In connection with the acquisition of Afmedica in October 2005, the Company may be required to make milestone payments totaling $10.0 million to former Afmedica equity holders should the Company reach certain development and regulatory milestones with respect to any Afmedica product.

National Institute of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net Taxus sales by BSC. At September 30, 2008, the Company has no accrued royalties to NIH under this agreement.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of September 30, 2008, the Company has paid $0.7 million towards the successful completion of the US clinical trial enrollment for the Bio-Seal lung biopsy track plug.

Rex Medical LP (“Rex Medical”)

In March 2008, the Company entered into an agreement with Rex Medical to manufacture and distribute the OptionTM Vena Cava Filter. Under terms of this agreement, the Company may be required to make contingent payments of up to $7.5 million upon achievement of certain regulatory and commercialization milestones. In addition, the Company has committed to making escalating royalty payments of 30% to 47.5% based on annual net sales of these products.

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

iv)

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on December 16, 2008. The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

v)

On December 9, 2005, the Company together with BSC commenced a legal action in the Netherlands against Biosensors International Group Ltd. and six related companies including Occam International BV, requesting a preliminary injunction against the sale of the Axxion™ stent.  In March 2006, a Dutch court ruled against Angiotech’s request for a preliminary injunction.  The Company is currently evaluating whether to pursue this matter.

vi)

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

vii)

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

viii)

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. The EPO has set the appeal for hearing on February 5, 2009. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent. An appeal was filed on April 22, 2008. In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the EPO held an oral hearing on September 24 2008, and thereafter  revoked this patent. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged.  In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.  In EP1159974 an opposition was filed in April 2008 and briefs are being exchanged.  In EP1075843, a response to the Notice of Appeal was filed; we are awaiting further action from the EPO.  In EP0991359, our response to the opposition is due January 15, 2009.  In EP1322235, briefing has been filed and we are awaiting further action from the EPO.  In EP1216042, an oral hearing has been scheduled for April 23, 2009.

ix)

The Company may incur fees and expenses in connection with the Ares and New Leaf transaction that are not dependent on the consummation of the transaction. Specifically, under certain conditions (i) the Company may be required to pay a commitment fee to Ares and New Leaf in the amount of $3 million, and reimburse Ares and New Leaf for transaction-related expenses up to an additional $3 million and (ii) if the Company agrees to an alternative transaction, as defined in the note purchase agreement, within 12 months of termination of the note purchase agreement, the Company may be required to pay Ares and New Leaf $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million (less any commitment fee payable under clause (i)) at or prior to the time the Company agrees to such alternative transaction. In connection with certain types of alternative transactions, the Company may be required under the terms of agreements with certain advisors to pay fees to such advisors, whether or not such advisors participate in such alternative transaction.

18.

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

The Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three and nine month periods ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Pharmaceutical Technologies	$21,858	$26,675	$76,429	$90,077
Medical Products	46,502	41,351	144,761	126,258

Total revenue	68,360	68,026	221,190	216,335
Licence and royalty fees – Pharmaceutical Technologies	3,452	4,527	11,484	14,235
Cost of products sold – Medical Products	24,772	23,384	77,430	71,261
Gross margin
Pharmaceutical Technologies	18,406	22,148	64,945	75,842
Medical Products	21,730	17,967	67,331	54,997

Total gross margin	40,136	40,115	132,276	130,839
Research and development	10,658	13,188	45,468	40,407
Selling, general and administration	23,370	24,715	77,100	72,532
Depreciation and amortization	8,560	8,119	25,577	24,603
In-process research and development	-	-	2,500	8,000
Operating loss	(2,452)	(5,907)	(18,369)	(14,703)
Other expenses	(624,439)	(11,317)	(656,157)	(37,765)

Loss from continuing operations before income taxes	$(626,891)	$(17,224)	$(674,526)	$(52,468)

During the three and nine month periods ended September 30, 2008, revenue from one licensee represented approximately 28% and 32% respectively, of total revenue (35% and 37% respectively for the three and nine month periods ended September 30, 2007).

The following table represents total assets for each reportable segment at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Total assets
Pharmaceutical Technologies	$124,934	$214,030
Medical Products	364,830	936,078
Total assets	$489,764	$1,150,108

The following table represents capital expenditures for each reportable segment for the three and nine month periods ended at September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Capital expenditures
Pharmaceutical Technologies	$273	$650	$1,033	$1,072
Medical Products	1,178	623	6,865	2,496
Total capital expenditures	$1,451	$1,273	$7,898	$3,568

19.

RESTRUCTURING CHARGES

During the three and nine month periods ended September 30, 2008, the Company recorded charges of $0.8 million and $3.8 million, respectively for plant closure and relocation activities associated with capacity rationalization and consolidation in the Medical Products segment. The restructuring charges during the three and nine month periods ended September 30, 2008 included $0.2 million and $1.7 million, respectively related to employee severance benefits at the Company’s Syracuse location and $0.6 and $2.1 million, respectively related to various relocation activities at both the Company’s Syracuse and Puerto Rico locations. Only expenses related to the Syracuse and Puerto Rico locations are recorded as restructuring charges.

The severance charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. In connection with the restructuring plan, the Company plans to terminate approximately 150 employees from the Syracuse location representing approximately 10% of our workforce over the next three months. The estimated total severance obligation is $5.0 million. The estimated total severance obligation was calculated using forecasted cash flows, discounted as prescribed by SFAS 146, using a credit-adjusted risk-free rate of 9%. The terms of the severance require that employees continue to provide services throughout the transition period in order to be eligible to receive the severance benefits. As the employees are required to continue to provide services in order to receive the severance, in June 2007, the Company accrued severance costs of $1.3 million representing the minimum severance benefits the employees were legally entitled to receive at that time. The remaining estimated total severance obligation of $3.7 million was recorded monthly over the estimated retention period being the 15 month period ending September 2008. The total monthly severance charge for the three and nine month periods ended September 30, 2008 were $0.2 million and $1.7 million, respectively (including accretion expense of $0.2 million).

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

Changes in the Company’s accrual for restructuring charges were as follows:

Severance Benefits

Balance, December 31, 2006	$-
Severances charged	3,075
Accretion expense	152
Balance, December 31, 2007	3,227
Severances charged	1,582
Accretion expense	156
Severances paid	(110)
Balance, September 30, 2008	$4,855

20.

LOSS PER SHARE

Loss per share was calculated as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(622,378)	$(10,832)	$(664,212)	$(32,548)
Loss from discontinued operations, net of income taxes	-	(1,156)	-	(6,947)
Net loss	$(622,378)	$(11,988)	$(664,212)	$(39,495)

Denominator:
Basic and diluted weighted average common shares outstanding(1)	85,122	85,014	85,117	85,010
Basic and diluted net loss per common share:
Continuing operations	$(7.31)	$(0.13)	$(7.80)	$(0.38)
Discontinued operations	-	(0.01)	-	(0.08)
Total	$(7.31)	$(0.14)	$(7.80)	$(0.46)

(1) As the Company generated a net loss for all periods presented, there is no dilutive effect on basic weighted average common shares outstanding.

21.

CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Accrued interest on short-term and long-term investments	$-	$-	$-	$(597)
Accounts receivable	214	490	(5,331)	8,805
Inventories	(3,758)	1,407	(5,895)	(1,308)
Prepaid expenses and other assets	(923)	(735)	1,618	1,033
Accounts payable and accrued liabilities	(6,832)	(4,949)	(3,517)	(2,850)
Income taxes payable	7,966	10,199	4,493	10,035
Interest payable	4,878	(4,780)	4,136	(4,083)
	$1,545	$1,632	$(4,496)	$11,035

Supplemental disclosure:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Accrued milestone payment	$-	$-	$-	$7,000

22.

COMPARATIVE FIGURES

Certain prior period figures have been reclassified to conform to current period presentation.

23.

CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of September 30, 2008 and December 31, 2007, and for the three and nine month periods ended September 30, 2008 and 2007 for the direct and indirect subsidiaries of the Company that serve as guarantors of the $250 million 7.75% senior subordinated notes issued on March 23, 2006 due in 2014 and the $325 million senior floating rate notes issued on December 11, 2006 due in 2013, and for the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Company. All of the Company’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at September 30, 2008

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	23,887	2,993	30,071	-	56,951
Short term investments	8,964	-	-	-	8,964
Accounts receivable	408,567	75,683	319,961	(778,231)	25,980
Inventories	-	33,156	10,941	(4,491)	39,607
Deferred income taxes, current portion	-	5,394	-	-	5,394
Prepaid expenses and other current assets	854	4,855	369	-	6,078

Total Current Assets	442,272	122,081	361,342	(782,722)	142,974

Long term investments	5,824	-	736	-	6,560
Investment in subsidiaries	(125,344)	344,438	-	(219,094)	-
Property, plant and equipment	14,989	35,247	9,708	-	59,944
Intangible assets	15,817	164,029	23,241	-	203,087
Goodwill	-	38,152	17,838	-	55,990
Deferred financing costs	11,922	-	-	-	11,922
Deferred income taxes	3,553	-	-	-	3,553
Other assets	81	5,542	111	-	5,734

Total Assets	369,114	709,490	412,976	(1,001,816)	489,764

LIABILITIES AND
SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	16,270	698,330	116,452	(778,261)	52,791
Income taxes payable	2,315	7,267	2,569	-	12,151
Interest payable on long-term debt	11,464	-	-	-	11,464
Deferred revenue, current portion	-	-	210	-	210

Total Current Liabilities	30,049	705,597	119,231	(778,261)	76,616

Deferred revenue	-	-	1,053	-	1,053
Deferred leasehold inducement	2,833	12	-	-	2,845
Deferred income taxes	-	40,106	9,474	(32)	49,548
Other tax liabilities	3,512	2,280	-	-	5,792
Long-term debt	575,000	-		-	575,000
Other liabilities	-	359	1,322	-	1,681

Total Non-current Liabilities	581,345	42,757	11,849	(32)	635,919

Stockholders' (Deficit) Equity

Share capital	472,739	651,995	262,209	(914,204)	472,739
Additional paid in capital	31,650	91,405	18,059	(109,464)	31,650
Accumulated deficit	(766,709)	(780,493)	(17,896)	798,389	(766,709)
Accumulated other comprehensive income	20,040	(1,771)	19,524	1,756	39,549

Total Stockholders'(Deficit) Equity	(242,280)	(38,864)	281,896	(223,523)	(222,771)
Total Liabilities and Stockholders' (Deficit) Equity	369,114	709,490	412,976	(1,001,816)	489,764

Condensed Consolidating Balance Sheet

As at December 31, 2007

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	23,790	20,334	47,202	-	91,326
Short term investments	17,899				17,899
Accounts receivable	391,066	69,059	302,607	(740,054)	22,678
Inventories	-	26,563	7,821	(737)	33,647
Deferred income taxes, current portion	-	5,964	-	-	5,964
Prepaid expenses and other current assets	2,331	4,041	698	-	7,070

Total Current Assets	435,086	125,961	358,328	(740,791)	178,584

Long term investments	5,825	-	732	-	6,557
Investment in subsidiaries	518,304	438,673	-	(956,977)	-
Property, plant and equipment	15,464	35,168	8,555	-	59,187
Intangible assets	17,931	185,199	22,759	-	225,889
Goodwill	-	561,883	97,628	-	659,511
Deferred financing costs	13,600	-	-	-	13,600
Other assets	81	6,699	-	-	6,780

Total Assets	1,006,291	1,353,583	488,002	(1,697,768)	1,150,108

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities	15,939	675,801	95,795	(740,046)	47,489
Income taxes payable	(15,242)	7,232	15,924	-	7,914
Interest payable on long-term debt	7,327	-	-	-	7,327
Deferred revenue, current portion	-	-	210	-	210

Total Current Liabilities	8,024	683,033	111,929	(740,046)	62,940

Deferred revenue	-	-	1,211	-	1,211
Deferred leasehold inducement	2,782	12	-	-	2,794
Deferred income taxes	2,472	55,810	6,031	(4,945)	59,368
Other tax liabilities	2,472	2,221	-	-	4,693
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	609	1,421	-	2,030

Total Non-current Liabilities	582,726	58,652	8,663	(4,945)	645,096

Stockholders' Equity

Share capital	472,618	651,995	262,208	(914,203)	472,618
Additional paid in capital	29,669	139,234	110,670	(249,904)	29,669
Accumulated deficit	(102,497)	(200,391)	(9,183)	209,574	(102,497)
Accumulated other comprehensive income	15,751	21,060	3,715	1,756	42,282

Total Stockholders' Equity	415,541	611,898	367,410	(952,777)	442,072
Total Liabilities and Stockholders' Equity	1,006,291	1,353,583	488,002	(1,697,768)	1,150,108

Condensed Consolidating Statement of Operations

Three months ended September 30, 2008

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Royalty revenue	19,594	434	1,377	-	21,405
Product sales, net	-	36,433	22,333	(12,264)	46,502
License fees	-	(25)	478	-	453
	19,594	36,842	24,188	(12,264)	68,360

EXPENSES
License and royalty fees	3,452	-	-	-	3,452
Cost of products sold	-	18,187	15,471	(8,886)	24,772
Research & development	5,943	4,397	318	-	10,658
Intercompany R&D charges	1,445	(1,524)	37	42	-

Selling, general and administration	5,690	13,268	4,412	-	23,370
Depreciation and amortization	1,213	6,208	1,139	-	8,560
	17,743	40,536	21,377	(8,844)	70,812

Operating income (loss)	1,851	(3,694)	2,811	(3,420)	(2,452)

Other income (expense)
Foreign exchange gain (loss)	(1,299)	(2,876)	5,177	7	1,009
Investment and other income	91	13	83	-	187

Interest expense on long-term debt	(10,790)	340	(340)	-	(10,790)
Write-down/loss on redemption of investments	(1,901)	-	-	-	(1,901)
Write-down and other deferred financing charges	(13,531)	-	(13)	-	(13,544)
Write-down of goodwill	-	(505,084)	(94,316)	-	(599,400)
Management fees	(671)	633	(4)	42	-

Total other expenses	(28,101)	(506,974)	(89,413)	49	(624,439)

Loss from continuing operations before income taxes	(26,250)	(510,668)	(86,602)	(3,371)	(626,891)

Income tax (recovery) expense	(967)	(6,147)	2,633	(32)	(4,513)

Loss from continuing operations	(25,283)	(504,521)	(89,235)	(3,339)	(622,378)
Equity in subsidiaries	(498,419)	5,290	-	493,129	-

Net loss	(523,702)	(499,231)	(89,235)	489,790	(622,378)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2008

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Royalty revenue	70,376	1,785	3,710	-	75,871
Product sales, net	-	102,573	57,751	(15,563)	144,761
License fees	-	(70)	628	-	558
	70,376	104,288	62,089	(15,563)	221,190

EXPENSES
License and royalty fees	11,476	8	-	-	11,484
Cost of products sold	-	50,810	37,692	(11,072)	77,430
Research & development	27,443	17,056	969	-	45,468
Intercompany R&D charges	4,861	(5,884)	750	273	-

Selling, general and administration	19,217	44,249	13,634	-	77,100
Depreciation and amortization	3,596	18,506	3,475	-	25,577

In-process research and development	-	2,500	-	-	2,500
	66,593	127,245	56,520	(10,799)	239,559

Operating income (loss)	3,783	(22,957)	5,569	(4,764)	(18,369)

Other income (expense)
Foreign exchange gain (loss)	(1,149)	883	1,835	-	1,569
Investment and other income	965	87	579	-	1,630

Interest expense on long-term debt	(21,612)	(20,630)	8,390	-	(33,851)
Write-down/loss on redemption of investments	(12,557)	-	(4)	-	(12,561)
Write-down and other deferred financing charges	(13,531)	-	(13)	-	(13,544)
Write-down of goodwill	-	(505,084)	(94,316)	-	(599,400)
Management fees	(2,202)	2,039	(109)	272	-
Dividend income	20,000	-	-	(20,000)	-

Total other expenses	(30,086)	(522,705)	(83,638)	(19,728)	(656,157)

Loss from continuing operations before income taxes	(26,303)	(545,662)	(78,069)	(24,492)	(674,526)

Income tax (recovery) expense	(806)	(11,369)	1,925	(64)	(10,314)

Loss from continuing operations	(25,497)	(534,293)	(79,994)	(24,428)	(664,212)
Equity in subsidiaries	(536,346)	2,477	-	533,869	-

Net loss	(561,843)	(531,816)	(79,994)	509,441	(664,212)

Condensed Consolidating Statement of Operations

Three months ended September 30, 2007

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Royalty revenue	24,873	541	1,208	-	26,622
Product sales, net	-	29,282	12,069	-	41,351
License fees	-	(26)	79	-	53
	24,873	29,797	13,356	-	68,026

EXPENSES
License and royalty fees	4,525	2	-	-	4,527
Cost of products sold	2	15,976	7,406	-	23,384
Research & development	8,349	4,724	115	-	13,188
Intercompany R&D charges	1,383	(2,320)	730	207	-
Selling, general and administration	8,650	13,964	2,101	-	24,715
Depreciation and amortization	1,179	5,681	995	264	8,119
	24,088	38,027	11,347	471	73,933

Operating income (loss)	785	(8,230)	2,009	(471)	(5,907)

Other income (expense)
Foreign exchange gain (loss)	1,296	1,252	(2,660)	2	(110)
Investment and other income	1,395	260	418	-	2,073
Interest expense on long-term debt	(13,280)	(6,044)	6,044	-	(13,280)
Management fees	(697)	669	(179)	207	-

Total other expenses	(11,286)	(3,863)	3,623	209	(11,317)

Loss from continuing operations before income taxes	(10,501)	(12,093)	5,632	(262)	(17,224)

Income tax (recovery) expense	(4,307)	(3,659)	1,396	178	(6,392)

Loss from continuing operations	(6,194)	(8,434)	4,236	(440)	(10,832)
Loss from discontinued operations, net of income taxes	-	(1,255)	99	-	(1,156)
Equity in subsidiaries	(4,409)	8,339	-	(3,930)	-

Net loss	(10,603)	(1,350)	4,335	(4,370)	(11,988)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2007

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Royalty revenue	85,060	1,216	3,224	-	89,500
Product sales, net	-	88,638	37,620	-	126,258
License fees	-	(111)	688	-	577
	85,060	89,743	41,532	-	216,335

EXPENSES
License and royalty fees	14,228	4	3	-	14,235
Cost of products sold	1	47,669	23,591	-	71,261
Research & development	24,281	15,197	929	-	40,407
Intercompany R&D charges	3,549	(6,224)	2,337	338	-
Selling, general and administration	25,887	39,900	6,745	-	72,532
Depreciation and amortization	3,539	17,397	2,874	793	24,603
In-process research and development	7,000	1,000	-	-	8,000
	78,485	114,943	36,479	1,131	231,038

Operating income (loss)	6,575	(25,200)	5,053	(1,131)	(14,703)

Other income (expense)
Foreign exchange gain (loss)	4,690	1,198	(6,402)	-	(514)
Investment and other income	3,355	5,606	920	-	9,881
Interest expense on long-term debt	(9,389)	(48,003)	18,417	-	(38,975)
Writedown/loss on redemption of investments	-	(8,353)	1,396	(1,200)	(8,157)
Management fees	(1,920)	1,836	(254)	338	-

Total other expenses	(3,264)	(47,716)	14,077	(862)	(37,765)

Loss from continuing operations before income taxes	3,311	(72,916)	19,130	(1,993)	(52,468)

Income tax (recovery) expense	(10,344)	(14,403)	4,292	535	(19,920)

Loss from continuing operations	13,655	(58,513)	14,838	(2,528)	(32,548)
Loss from discontinued operations, net of income taxes	-	(7,485)	538	-	(6,947)
Equity in subsidiaries	(48,167)	25,431	-	22,736	-

Net loss	(34,512)	(40,567)	15,376	20,208	(39,495)

Condensed Consolidating Statement of Cash Flows

Three months ended September 30, 2008

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	(8,119)	964	5,556	-	(1,599)

INVESTING ACTIVITIES:
Proceeds from short-term investments	605	-	-	-	605
Purchase of property, plant and equipment	(86)	(1,235)	(77)	-	(1,398)
Other	236	(93)	-	-	143
Cash (used in) provided by investing activities	755	(1,328)	(77)	-	(650)

FINANCING ACTIVITIES:
Deferred financing costs on long term obligations	(2,170)	-	-	-	(2,170)
Intercompany notes payable/receivable	1,165	-	(1,165)	-	-
Cash (used in) provided by financing activities	(1,005)	-	(1,165)		(2,170)

Effect of exchange rate changes on cash and cash equivalents	-	(19)	(1,526)	-	(1,545)
Net increase (decrease) in cash and cash equivalents	(8,369)	(383)	2,788	-	(5,964)
Cash and cash equivalents, beginning of period	32,256	3,376	27,283	-	62,915
Cash and cash equivalents, end of period	23,887	2,993	30,071	-	56,951

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2008

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	(16,221)	(10,617)	26,810	(20,000)	(20,028)

INVESTING ACTIVITIES:
Proceeds from short-term investments	605	-	-	-	605
Purchase of property, plant and equipment	(1,005)	(5,238)	(940)	-	(7,183)
Purchase of intangible assets	-	(1,000)	-	-	(1,000)
In-process research and development	(2,500)	-	-	-	(2,500)
Other	(489)	884	52	-	447
Cash (used in) provided by investing activities	(3,389)	(5,354)	(888)	-	(9,631)

FINANCING ACTIVITIES:
Deferred financing costs on long-term obligations	(3,777)	-	(14)	-	(3,791)
Dividens paid	-	-	(20,000)	20,000	-
Proceeds from stock options exercised	121	-	-	-	121
Intercompany notes payable/receivable	23,363	(1,352)	(22,011)	-	-
Cash (used in) provided by financing activities	19,707	(1,352)	(42,025)	20,000	(3,670)

Effect of exchange rate changes on cash and cash equivalents	-	(18)	(1,028)	-	(1,046)
Net increase (decrease) in cash and cash equivalents	97	(17,341)	(17,131)	-	(34,375)
Cash and cash equivalents, beginning of period	23,790	20,334	47,202	-	91,326
Cash and cash equivalents, end of period	23,887	2,993	30,071	-	56,951

Condensed Consolidating Statement of Cash Flows

Three months ended September 30, 2007

USD (in '000s)

	Parent Company
	Angiotech		Non
	Pharmaceuticals,	Guarantors	Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	(9,287)	(9,030)	11,930	-	(6,387)

INVESTING ACTIVITIES:
Purchase of long-term investments	-	(10,000)	-	-	(10,000)
Purchase of property, plant and equipment	(622)	(599)	(52)	-	(1,273)
Purchase of intangible assets	-	(750)	-	-	(750)
Proceeds from sale of assets held for sale	-	4,832	-	-	4,832
Cash (used in) provided by investing activities	(622)	(6,517)	(52)	-	(7,191)

FINANCING ACTIVITIES:
Intercompany notes payable/receivable	(535)	(677)	1,212	-	-
Cash (used in) provided by financing activities	(535)	(677)	1,212	-	-

Net increase (decrease) in cash and cash equivalents	(10,444)	(16,224)	13,090	-	(13,578)
Cash and cash equivalents, beginning of period	57,177	20,387	34,734	-	112,298
Cash and cash equivalents, end of period	46,733	4,163	47,824	-	98,720

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2007

USD (in '000s)

	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	(4,957)	(30,723)	32,858	-	(2,822)

INVESTING ACTIVITIES:
Proceeds from short-term investments	-	9,396	-	-	9,396
Purchase of long-term investments	(5,000)	-	-	(10,000)	(15,000)
Proceeds from long-term investments	-	15,454	-	-	15,454
Purchase of property, plant and equipment	(922)	6,928	(9,574)	-	(3,568)
Investment in subsidiaries	-	(10,000)	-	10,000	-
Purchase of intangible assets	-	(6,017)	-	-	(6,017)
Proceeds from sale of assets held for sale	-	4,832	-	-	4,832
In-process research and development	-	(1,000)	-	-	(1,000)
Other	399	(500)	-	-	(101)
Cash (used in) provided by investing activities	(5,523)	19,093	(9,574)	-	3,996

FINANCING ACTIVITIES:
Deferred financing costs on long-term obligations	(1,865)	-	-	-	(1,865)
Proceeds from stock options exercised	79	-	-	-	79
Intercompany notes payable/receivable	(496)	3,484	(2,988)	-	-
Cash (used in) provided by financing activities	(2,282)	3,484	(2,988)	-	(1,786)

Net increase (decrease) in cash and cash equivalents	(12,762)	(8,146)	20,296	-	(612)
Cash and cash equivalents, beginning of period	59,495	12,309	27,528	-	99,332
Cash and cash equivalents, end of period	46,733	4,163	47,824	-	98,720

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three and nine month periods ended September 30, 2008

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”), dated November 5, 2008, provides an update to the MD&A for the year ended December 31, 2007 and should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2008 and our audited consolidated financial statements for the year ended December 31, 2007, both of which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2007 audited consolidated financial statements and 2007 Annual Information Form (“AIF”), is available by accessing the SEDAR website at www.sedar.com or the EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this report that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the fourth quarter of 2008 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Many such known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; the requirement for substantial funding to conduct research and development, to expand manufacturing and commercialization activities or consummate acquisitions; and any other factors that may affect our performance.

In addition, our business is subject to certain operating risks that may cause any results expressed or implied by the forward-looking statements in this report to differ materially from our actual results. These operating risks include: our ability to attract and retain qualified personnel; our ability to successfully complete preclinical and clinical development of our products; changes in business strategy or development plans; our failure to obtain patent protection for discoveries; loss of patent protection resulting from third-party challenges to our patents; commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; our ability to obtain and enforce timely patent and other intellectual property protection for our technology and products; the ability to enter into, and to maintain, corporate alliances relating to the development and commercialization of our technology and products; market acceptance of our technology and products; our ability to successfully manufacture, market and sell our products; the continued availability of capital to finance our activities; our ability to continue to service our debt obligations; and any other factors referenced in our other filings with the applicable Canadian securities regulatory authorities or the SEC.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first nine months of 2008, we recorded $144.8 million in sales of medical products and $76.4 million in royalties and license fees received from our partners.

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

We currently operate in two segments: Pharmaceutical Technologies and Medical Products.

Pharmaceutical Technologies

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

Medical Products

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

Significant Recent Developments

Financial and Strategic Alternatives Process.  On July 7, 2008, we announced that our Board of Directors had authorized a transaction to create a new subsidiary, Angiotech Pharmaceutical Interventions Inc. (“API”), and that we would contribute certain business assets and intellectual property to API, which were to include primarily business assets of Angiotech other than the intellectual property and royalty revenue related to TAXUS.  Concurrently, we entered into a Note Purchase Agreement with Ares Management (“Ares”) and New Leaf Venture Partners (“New Leaf”), under which these investors would purchase between $200 and $300 million, at our option, of convertible notes issued by API that would be convertible into a significant minority equity interest in API.  The net proceeds from the issuance of the convertible notes were to be used to refinance existing Angiotech debt through the consummation of a tender offer.  The transaction was subject to shareholder approval.

On September 22, 2008, we announced that we would postpone the planned shareholder vote regarding the proposed transaction with Ares and New Leaf.  As of that date, we advised Ares and New Leaf that, given the time required for more extended discussions with certain of our shareholders and bondholders and to therefore complete the transaction, and given various other factors impacting our business and cash position (including lower expected revenues derived from Boston Scientific Corporation), we did not believe we would be able to satisfy the condition in this Note Purchase Agreement with respect to the minimum level of cash and cash equivalents required to be held at the time of the transaction’s close.

As a result of the uncertainty regarding our proposed transaction with Ares and New Leaf, we also announced on September 22, 2008 that management and the Board of Directors would continue to explore and pursue alternatives to our balance sheet and current capital structure, including but not limited to whether we could consummate the previously announced transaction or other potential transaction alternatives with Ares and New Leaf.  On September 23, 2008, we announced the termination of our previously announced cash tender offer for our outstanding Senior Floating Rate Notes due 2013 and our outstanding 7.75% Senior Subordinated Notes due 2014.

Our management and Board of Directors continue to believe a transaction alternative of significant size and scope is necessary to meaningfully address the working capital needs for our business initiatives, as well as to address potential liquidity issues likely to arise in the near term relating to our current balance sheet structure, due to several factors that have impacted our business and cash flows from operations.  In particular, we continue to expect to receive lower revenues from Boston Scientific Corporation over the next several quarters, mainly due to the impact of new competitive entrants into the market for drug-eluting stents.

Reorganization and Cost Reduction Initiatives.  On September 22, 2008, we announced, in connection with the update to our financial and strategic alternatives process as described above, that we would pursue various initiatives to reduce operating costs and further focus our business efforts, including:

•

Postponement of the scheduled launch of our 5-flourouracil-eluting central venous catheter (5-FU CVC);

•

Closure of our research and manufacturing facility in Rochester, NY, and rationalization or elimination of office and laboratory space in Vancouver, BC, North Bend, WA and Herndon, VA.;

•

Postponement of certain preclinical-stage research activities, pending the completion of partnering or other funding activities that would offset direct costs and personnel costs associated with such programs;

•

Reduction of certain financial and personnel contributions relating to our joint venture with Genzyme Corporation;

•

Potential amendment of and reduction in cash outlays related to our collaboration with Athersys, Inc.;

•

Rationalization of selected pending and issued intellectual property;

•

Elimination of certain expenses and reductions in personnel in all general and administrative departments;

•

Selective reduction in certain sales and marketing investments and in medical affairs; and

•

Postponement of selected planned capital expenditures.

Our remaining resources subsequent to these changes will be focused primarily on our existing medical device products business, with particular emphasis on our portfolio of Promoted Brands, and on selected new products that have recently launched or are expected to be launched in the near future, including Quill™ SRS, the HemoStream™ Chronic Dialysis Catheter, the Option™ Inferior Vena Cava Filter and the Bio-Seal™ Lung Biopsy System.

FDA Approval Received by our Partner BSC for TAXUS Liberte® and TAXUS Express Atom™ Stents.  On October 10, 2008, we announced that BSC had received approval from the United States Food and Drug Administration (“FDA”) to market and sell the second generation TAXUS Liberte® Paclitaxel-Eluting Coronary Stent System in the U.S.  On September 25, 2008, we announced that BSC had received approval from the FDA to market and sell the Taxus Express2 Atom™ Paclitaxel-Eluting Coronary Stent System in the U.S.  We are entitled to receive royalties based on the commercial sale of these products by BSC, which BSC has stated, are currently expected to commercially launch before the end of 2008.

Enrollment Completed for TAXUS PERSEUS Clinical Trial.  On October 8, 2008, we announced that BSC had completed enrollment in the PERSEUS clinical trial, designed to evaluate the third-generation TAXUS Element paclitaxel-eluting coronary stent.  The PERSEUS clinical program has enrolled nearly 1,500 patients at 100 U.S. and international centers since July 2007, and will compare the TAXUS Element Stent to the prior-generation TAXUS Express2 Stent marketed in the United States since 2004.

Clinical Trial Enrollment and CE Mark Filings Completed by our Partner Cook Medical for the Zilver® PTX Paclitaxel-Eluting Peripheral Stent Product Candidate.   On September 10, 2008 we announced that Cook Medical (“Cook”), a multinational medical device manufacturer, had completed enrollment in the first international clinical trial of a drug-eluting stent designed to treat arterial blockages outside the coronary arteries.  The 420 patients enrolled in Cook’s randomized trial of its Zilver PTX Drug-Eluting Peripheral Stent include peripheral artery disease (“PAD”) patients treated in Germany, the United States and Japan.  Cook also already has enrolled 780 patients in the European Union, Canada and Korea in a clinical registry to evaluate the safety of the Zilver PTX device.  Those data have been used for submission in Europe for CE Mark approval to market the device there, with additional regulatory submissions pending in additional markets.

CE Mark Approval Received of HemoStreamTM Chronic Dialysis Catheter.  On August 12, 2008, we announced that we had received CE Mark approval to market and sell our HemoStream™ chronic dialysis catheter in Europe.  We have had FDA clearance to market and sell this product in the U.S. since August 2007.

Ongoing Clinical Programs

The following discussion describes our product candidates, or certain of our partners’ product candidates, that are being evaluated in ongoing human clinical trials and their stage of development:

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

On July 19, 2007, BSC initiated the TAXUS PERSEUS Workhorse trial in the U.S., which will evaluate the safety and efficacy of the TAXUS Element stent compared to BSCs first generation TAXUS Express2 stent.  The study was expected to evaluate 1,264 patients with coronary lesions ranging from 2.75 to 4.0 millimeters.  The primary endpoint of this study is target lesion failure (“TLF”) at 12 months, and its secondary endpoint is in-segment percent diameter stenosis at nine months.

On July 19, 2007, BSC initiated the TAXUS PERSEUS Small Vessel trial in the U.S., which will compare the TAXUS Element stent to a historic control (the TAXUS V de novo bare metal Express Coronary Stent System).  This study was expected to include 224 patients with coronary lesions ranging from 2.25 to 2.75 millimeters.  The primary endpoint is in-stent late loss at nine months, and the secondary endpoint is TLF at 12 months.  The study’s success is dependent upon both endpoints.

On October 8, 2008, we announced that BSC had completed enrollment in the TAXUS PERSEUS clinical trials.

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

•

ZILVER PTX Paclitaxel-Eluting Peripheral Vascular Stent System.  The ZILVER PTX paclitaxel-eluting peripheral vascular stent, which is under evaluation in clinical trials being conducted by our partner Cook, is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in peripheral artery disease. The ZILVER PTX paclitaxel-eluting peripheral stent is designed to reduce restenosis following placement of a stent in PAD patients.

The ZILVER PTX is currently undergoing multiple human clinical trials in the U.S., Japan the EU and selected other countries to assess product safety and efficacy. In January 2007, Cook released nine-month data from its EU clinical study. The preliminary data presented by Cook on the first 60 patients in the randomized trial, which is examining the safety of using Cook's ZILVER PTX paclitaxel-eluting stent to treat blockages, or lesions, of the superficial femoral artery (“SFA”) above the knee, indicated that the ZILVER PTX stent showed an equal adverse event rate to conventional angioplasty for treating SFA lesions. The ZILVER PTX stent also displayed a zero-percent fracture rate for 41 lesions at six months and 18 lesions at one year.

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

On July 16, 2007 Cook announced that the first U.S. patients in a randomized pivotal human clinical trial of ZILVER PTX were treated at Tri-City Medical Center in Oceanside, California.  The trial is designed to randomize patients to receive either the ZILVER PTX stent or balloon angioplasty.  Data from this clinical trial is intended to be used to support submission to the FDA for approval in the U.S. to market the device.  In addition, data collected on Japanese and U.S. patients is expected to be combined for the final evaluation of the device and used for regulatory submissions in both markets for approval.

On September 10, 2008 Cook announced it had completed enrollment in its pivotal human clinical trial for the Zilver PTX.  The 420 patients enrolled in Cook’s randomized trial include peripheral artery disease patients treated in Germany, the United States and Japan.  Based on a release by Cook on September 10, 2008, Cook had enrolled an additional 780 patients in the European Union, Canada and Korea in a clinical registry to evaluate the safety of the Zilver PTX device.  Those data have been used for submission in Europe for CE Mark approval to market the device there, with additional regulatory submissions pending in additional markets.

•

Bio-Seal™ Lung Biopsy System.  Our proprietary Bio-Seal™ Lung Biopsy System is under evaluation in a pivotal human clinical trial.   Bio-Seal™ is a novel technology designed to prevent air leaks in patients having lung biopsies by plugging the biopsy track with an expanding hydrogel plug.  On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture.  The seal is airtight and the plug is absorbed into the body after healing of the puncture site has occurred.

Bio-Seal is currently undergoing a human clinical trial in the U.S. designed to assess the safety and efficacy of Bio-Seal, with the primary endpoint being reduction in rates of pneumothorax in patients undergoing lung biopsy procedures. The clinical trial is a prospective randomized multi-centered safety and efficacy evaluation. The trial enrolled its first patient in October 2005 and completed enrolment in June 2008.  The study is designed to provide a basis for U.S. clearance for the commercialization of Bio-Seal.  Data from this clinical trial study have been submitted to the FDA, and we currently expect to receive 510(k) clearance from the FDA to market Bio-Seal in the U.S. in the first half of 2009.  Our intention is to present the complete data at the 2009 Society of Interventional Radiology in San Diego. The product has already received CE Mark approval.

•

Option™ Vena Cava Filter. The Option™ Vena Cava Filter, which we licensed in March 2008 from our partner Rex Medical L.P., is under evaluation in a pivotal human clinical trial. The purpose of the U.S. multi-center prospective clinical trial is to evaluate the device’s safety and efficacy in preventing pulmonary emboli, and to assess the ability to retrieve the device from the body up to 175 days following implantation.  We expect that we will release the results of this 100 patient trial in the spring of 2009 at the annual Society of Interventional Radiology meeting in San Diego.  Interim results of the pivotal trial may be presented at the AIM/Veith Meeting in New York in November 2008, pending completion of final patient enrollment.  This vena cava filter may have a number of potential benefits, which include unique filter apex and retention anchors, insertion through either the femoral or jugular route, and non-thrombogenic material.  Upon completion of this clinical trial, we expect to submit a 510(k) application to the FDA in order to receive clearance to market and sell the OptionTM Vena Cava Filter in the U.S.

•

MultiStem® Stem Cell Therapy.  The MultiStem stem cell therapy is under evaluation in clinical trials being conducted together with our partner Athersys, Inc. (“Athersys”) for the treatment of acute myocardial infarction. MultiStem stem cells are proprietary adult stem cells derived from bone marrow, which have demonstrated the ability in laboratory experiments to form a wide range of cell types. MultiStem may work through several mechanisms, but a primary mechanism appears to be the production of multiple therapeutic molecules produced in response to inflammation and tissue damage. We and Athersys believe that MultiStem may represent a unique “off the shelf” stem cell product candidate, based on its potential ability to be used without tissue matching or immunosupression, and its potential capacity for large scale production. We entered an agreement with Athersys in May 2006 to co-develop and commercialize MultiStem for use in the indications of acute myocardial infarction and peripheral vascular disease. On December 20, 2007, we and Athersys announced we had received authorization from the FDA to commence a phase I human clinical trial to evaluate the safety of MultiStem in the treatment of acute myocardial infarction. Upon completion of a phase I human clinical trial currently being conducted by Athersys, we may assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate.  On September 22, 2008, as part of certain cost reduction initiatives, we announced a potential amendment of, and reduction in, cash outlays related to our collaboration with Athersys.  The final terms of such amendment to our collaboration with Athersys may have an impact on our expected future expenditures for research and development of MultiStem, and the extent of our future financial and commercial commitments and rights relating to this product candidate.

Completed or Suspended Clinical Programs

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

•

TAXUS Liberté™ paclitaxel-eluting coronary stent system.  The TAXUS Liberté paclitaxel-eluting coronary stent system is BSC’s second generation coronary stent system platform that incorporates our research, technology and intellectual property related to the use of paclitaxel to prevent restenosis. The TAXUS Liberté stent system has been designed to further enhance coronary stent deliverability and blood vessel conformability, particularly in challenging coronary lesions.  To date, BSC has only commenced sales of the TAXUS Liberté in countries outside of the U.S.  On October 10, 2008, we announced that BSC had received approval from the FDA to market and sell the TAXUS Liberte in the U.S.

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

In April 2008, we elected to suspend enrollment in our U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections observed between the two study groups.  As a result of these observations, we elected to notify physicians to suspend further enrolment in the trials, pending a full review of the potential cause of the implant site infections.  There are currently no plans to resume enrollment in these clinical trials, and we are continuing to evaluate alternatives for this program, including potential collaborations, partnerships, divestitures or future clinical development initiatives.

Acquisitions

We did not complete any significant acquisitions during the first nine months of 2008.  For a summary of significant acquisitions for the years ended December 31, 2007, 2006 and 2005, refer to our AIF for the year ended December 31, 2007.

Collaboration, License and Sales and Distribution Agreements

In connection with our research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates.  Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on future sales of commercial products, if any, resulting from the collaborations.  During the first nine months of 2008, we did not enter into any material collaboration, license or sales and distribution agreements.

On September 22, 2008, we announced a reduction of certain financial and personnel contributions relating to our collaboration with Genzyme Corporation, and a potential amendment of, and reduction in, cash outlays related to our collaboration with Athersys, Inc.

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

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes.  At September 30, 2008, substantially all of our securities were classified as available-for-sale, and accordingly, were recorded at fair market value with unrealized gains and losses included in other comprehensive income (loss) in shareholders’ equity.  Realized gains and losses, and any declines in value that are judged to be other-than-temporary, are reported in other income and expenses.

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

Goodwill

We test goodwill for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill.  When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.  Circumstances that could trigger an impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand, unanticipated competition, and significant declines in our share price.   We estimate fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates. If future cash flows are less than those projected, an impairment charge may become necessary that could have a material impact on our financial position and results of operations. We tested our goodwill for impairment as at September 30, 2008 and determined that due to a significant and sustained decline in our public stock market capitalization our goodwill was impaired and as a consequence recorded an impairment charge of $548.9 million during the three months ended September 30, 2008.

Intangible assets

Our identifiable intangible assets are primarily comprised of technologies acquired through our business combinations.  Intangible assets also include in-licensed proven medical technologies.  We amortize intangible assets on a straight-line basis over the estimated life of the technologies, which range from two to twelve years depending on the circumstances and the intended use of the technology.  We determine the estimated useful lives for intangible assets based on a number of factors such as legal, regulatory or contractual limitations; known technological advances; anticipated demand for our products; and the existence or absence of competition.  We review the carrying value of our intangible assets for impairment indicators at least annually and whenever there has been a significant change in any of these factors listed above.  A significant change in these factors may warrant a revision of the expected remaining useful life of the intangible asset, resulting in accelerated amortization or an impairment charge, which would impact earnings.  We tested our intangible assets for impairment as at September 30, 2008 and determined that there was no impairment.

Results of Operations

Overview

The following discussion and analysis of results from our operations excludes the financial results from our discontinued operations (see “Results of Operations - Discontinued Operations”) during the comparative periods of 2007, unless otherwise noted.

	Three months ended		Nine months ended
(in thousands of US$ except per share data)	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Pharmaceutical Technologies	$21,858	$26,675	$76,429	$90,077
Medical Products	46,502	41,351	144,761	126,258

Total revenue	68,360	68,026	221,190	216,335
Operating loss	(2,452)	(5,907)	(18,369)	(14,703)
Other expenses	(624,439)	(11,317)	(656,157)	(37,765)

Loss from continuing operations before income taxes	(626,891)	(17,224)	(674,576)	(52,468)
Income tax recovery	(4,513)	(6,392)	(10,314)	(19,920)
Net loss from continuing operations	$(622,378)	$(10,832)	$(664,212)	$(32,548)
Basic and diluted net loss per common share, continuing operations	$(7.31)	$(0.13)	$(7.80)	$(0.38)

For the third quarter of 2008, we recorded a net loss from continuing operations of $622.4 million ($7.31 basic net loss per share), compared to a net loss from continuing operations of $10.8 million ($0.13 basic net loss per share) for the third quarter of 2007.

The increase in the loss of $611.5 million is due primarily to the write-down of $599.4 million of goodwill that we recorded in the third quarter of 2008 due to a sustained deterioration in our market capitalization and our September 22, 2008 announcement that we may not meet certain closing conditions with respect to the announced financing transaction with Ares and New Leaf.  Also increasing the net loss were a reduction of $5.3 million in royalty revenue, as BSC’s sales of paclitaxel-eluting coronary stent systems declined in Europe and North America, an $13.5 million write-off of certain transaction costs related to the proposed financing transaction with Ares and New Leaf, a $1.9 million write down of two available-for-sale equity securities that are currently trading below their cost and a decrease of $2.3 million in our income tax recovery as we have recorded an increased valuation allowance against the benefits arising from losses in certain jurisdictions.  Partially offsetting the increase in loss were a $3.8 million increase in gross profit relating to higher medical products sales, a $2.6 million decrease in research and development expenditures as certain of our various human clinical trial activities were completed or suspended, a $1.4 million decrease in general and administrative costs due to reduced staffing and legal costs and a $2.5 million reduction in interest expense as the interest rate applied to our Senior Floating Rate Notes due 2013 declined.

For the first nine months of 2008, we recorded a net loss from continuing operations of $664.2 million ($7.80 basic net loss per share), compared to a net loss from continuing operations of $32.5 million ($0.38 basic net loss per share) for the same period of 2007.  The increase in the loss of $631.7 million is primarily due to the factors described above, and also reflects a $2.5 million payment for in-process research and development expense made during the first quarter of 2008 as compared to $8.0 million in the second quarter of 2007, and a $10.7 million write down of two available-for-sale equity securities in the second quarter of 2008.

Revenues

	Three months ended		Nine months ended
(in thousands of U.S.$)	September 30,		September 30,
	2008	2007	2008	2007
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$19,594	$24,872	$70,376	$85,059
Royalty revenue – other	1,811	1,749	5,495	4,441
License fees	453	53	558	577
	21,858	26,674	76,429	90,077
Medical Products:
Product sales	46,502	41,352	144,761	126,258
Total revenues	$68,360	$68,026	$221,190	$216,335

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the third quarter of 2008 decreased by 21% as compared to the same period in 2007.  The decrease in royalty revenues was primarily the result of lower sales of paclitaxel-eluting stents by BSC.  Royalty revenue for the third quarter of 2008 was based on BSC’s net sales for the period April 1, 2008 to June 30, 2008 of $298 million, of which $144 million was in the U.S., compared to net sales of $376 million, of which $223 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the third quarter of 2008 on BSC’s net sales was 6.9% for sales in the U.S. and 6.0% for sales in other countries, compared to an average rate of 7.5% for sales in the U.S. and 5.4% for sales in other countries for the same period in the prior year.

The average gross royalty rate for countries other than the U.S. improved in the third quarter of 2008 due to the contribution of royalty revenue from Japan during the period, where the average gross royalty rate we receive is higher, as compared to the comparative quarter in 2007.  The TAXUS paclitaxel-eluting coronary stent system was launched in Japan by BSC during the second quarter of 2007.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the first nine months of 2008 decreased by 17% as compared to the same period in 2007.  The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting stents by BSC.  Royalty revenue for the first nine months of 2008 was based on BSC’s net sales for the period October 1, 2007 to June 30, 2008 of $1.0 billion, of which $539 million was in the U.S., compared to net sales of $1.2 billion, of which $779 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the first nine months of 2008 on BSC’s net sales was 7.1% for sales in the U.S. and 6.0% for sales in other countries, compared to an average rate of 7.6% for sales in the U.S. and 5.5% for sales in other countries for the same period in the prior year.

The average gross royalty rate for countries other than the U.S. improved in the first nine months of 2008 due to the contribution of royalty revenue from Japan during the period, where the average gross royalty rate we receive is higher, as compared to minimal royalty revenue received relating to sales in Japan in the comparable period in the prior year.

We expect revenues in our Pharmaceutical Technologies segment will decrease during the remainder of 2008 as compared to 2007 and the first nine months of 2008, as a result of the entry of new competitors, including Medtronic, Inc. and Abbott Laboratories, Inc., into the drug-eluting coronary stent market in the United States in the second and third quarters of 2008. We expect the impact on our royalty revenue relating to these factors to be realized most significantly in the fourth quarter of 2008 and thereafter, as we receive royalty revenue one quarter after our partner BSC records sales of paclitaxel-eluting stent systems.

Medical Products

Our Medical Products segment manufactures and markets a range of single use, specialty medical devices. The Medical Products segment also manufactures finished medical devices and medical device components for third party medical device manufacturers and marketers.

Revenue from our Medical Products segment for the third quarter of 2008 was $46.5 million, an increase of 12% over the $41.4 million recorded during the same period of 2007.  The increase was related to several factors, including increased sales of various of our Interventional product lines, increased sales of certain of our Surgical product lines, the impact of certain new product launches where there were no sales recorded in the prior year period, and the continued improvement of sales of medical devices and device components to other third party medical device manufacturers.

Revenue from our Medical Products segment for the first nine months of 2008 was $144.8 million, an increase of 15% over the $126.3 million for the same period of 2007. The increase was due to the factors described above and the effect of the one-time $3.0 million charge against revenue in the second quarter of 2007 for the Contour Threads brand discontinuation. Excluding the impact of the $3.0 million charge in the second quarter of 2007 relating to the Contour Threads brand discontinuation, revenue growth as compared to the first nine months of 2007 was 12%.

We expect that revenues in our Medical Products segment may continue to increase during the remainder of 2008 as compared to 2007, reflecting the potential for growth of certain existing and newly launched product lines and our marketing strategies to increase promotion and branding activities around certain of our most promising proprietary product lines.

Expenditures

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands of U.S.$)	2008	2007	2008	2007
License and royalty fees	$3,452	$4,527	$11,484	$14,235
Cost of products sold	24,772	23,384	77,430	71,261
Research and development	10,658	13,188	45,468	40,407
Selling, general and administrative	23,370	24,715	77,100	72,532
Depreciation and amortization	8,560	8,119	25,577	24,603
In-process research and development	-	-	2,500	8,000
	$70,812	$73,933	$239,559	$231,038

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in the third quarter and first nine months of 2008, when compared to the same periods in the prior year, reflects the reduction in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost in the fourth quarter of 2008, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $1.4 million to $24.8 million for the third quarter of 2008 compared to $23.4 million for the same period of the prior year.  Gross margins for our product sales were 46.7% for the third quarter of 2008 compared to 43.5% for the third quarter of 2007.

Gross margins, as described above, in the third quarter of 2008 compared to the same period in 2007 were positively impacted by product sales mix reflecting increased sales of certain higher margin product lines, the impact of sales of certain new higher margin product lines of which we recorded no material sales in the comparable prior year period, and the affect of higher sales volumes on the absorption of fixed overhead and labour costs.

Cost of products sold increased by $6.2 million to $77.4 million for the first nine months of 2008 compared to $71.3 million for the same period of the prior year.  Gross margins for our product sales were 46.5% for the first nine months of 2008 compared to 43.6% for the first nine months of 2007. Gross margins in the first nine months of 2008 compared to the same period in 2007 were impacted by the factors described above.

We expect that cost of products sold will continue to be significant, and that gross margins may continue to improve during the fourth quarter of 2008, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins, the impact of anticipated higher levels of product sales on the absorption of fixed overhead costs, and the reduction in fixed overhead and labor costs relative to certain product sales in the remainder of 2008 due to the completion of the consolidation of our Syracuse, NY operations.

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

Research and development expenses, organized by significant project, for the periods indicated were as follows:

	Three months ended		Nine months ended
(in thousands of U.S.$)	September 30,		September 30,
	2008	2007	2008	2007

Discovery and pre-clinical research	$6,261	$6,396	$22,435	$18,451

Ongoing clinical programs	671	-	2,627	-

Completed or Suspended clinical programs:
Vascular Wrap™ Paclitaxel-Eluting Mesh	1,232	1,863	11,546	7,613
Anti-infective Central Venous Catheter	720	2,093	3,009	5,810
Other clinical programs	24	51	196	151
	1,976	4,007	14,751	13,574

Medical products	1,918	2,796	6,127	8,510

Stock-based compensation	169	542	670	1,515
Less: Depreciation, amortization and inter-company charges allocated to projects above	(337)	(553)	(1,142)	(1,643)
Total research and development	$10,658	$13,188	$45,468	$40,407

Research and development program expenses include all direct costs, as well as certain indirect expenses based on time allocated by certain research, clinical and administrative staff to each program.

Research and development expenditures decreased by $2.5 million to $10.7 million for the third quarter of 2008 as compared to $13.2 million for the same period of 2007. The decrease was primarily due to a $0.6 million decrease in clinical trial costs for our suspended Vascular Wrap clinical program, and a $1.4 million reduction related to our completed 5-FU CVC clinical program (for which significant clinical trial activities materially concluded in mid 2007).  Ongoing programs, including our BioSeal program and certain medical device product related engineering initiatives, added $0.7 million in costs as compared to the same period in 2007.  Also adding research and development expenditures in the third quarter of 2008 were severance costs of $1.6 million, due to a significant reduction in staffing within our clinical and research departments completed during the quarter.

Research and development expenditures increased by $5.1 million to $45.5 million for the first nine months of 2008 as compared to $40.4 million for the same period of 2007.  The increase was primarily due to increased costs in the first half of 2008 related to our Vascular Wrap clinical program and severance of $1.9 million due to a significant reduction in staffing within our clinical and research departments.

We currently expect our research and development expenditures may decrease through the remainder of the year as compared to the prior quarters of 2008, reflecting the suspension of enrolment in our Vascular Wrap clinical trial and the reduction or elimination of staffing and other direct costs in the third quarter of 2008 relating to certain other research programs and activities.  Even after these expected declines, we anticipate we will continue to incur significant research and development expenditures in the fourth quarter of 2008, relating primarily to various medical device improvement and product line expansion initiatives and the completion of human clinical trials, data analysis and regulatory submissions related to our BioSeal program.

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

Selling, general and administrative expenditures for the third quarter of 2008 decreased by $1.3 million to $23.4 million, compared to $24.7 million for the same period of 2007. The reduction in expenditures is primarily due to a significant decrease in legal litigation costs as compared to the prior year period due primarily to reaching agreement in the third quarter of 2007 with Conor MedSystems, Inc. (“Conor”) and its parent company Johnson & Johnson to settle all outstanding patent litigation with respect to Conor’s CoStar® paclitaxel-eluting stent.  Also included in the third quarter 2008 selling, general and administrative expenses are $0.6 million in severance costs relating to a reduction in staff across all departments, and $0.8 million in severance and other charges related to the announced plan to close and consolidate our Syracuse, NY manufacturing facility.

Selling, general and administrative expenditures for the first nine months of 2008 increased by $4.6 million to $77.1 million, compared to $72.5 million for the comparative period of 2007. The higher expenditures were primarily due to an increase of $6.3 million in salaries, benefits and related costs associated with the increase in direct sales and marketing support personnel implemented in the U.S. and Europe during the second half of 2007, an increase of $1.4 million in severance and other charges related to the announced plan to close and consolidate our Syracuse, NY manufacturing facility, a $1.4 million increase in severance costs for staff reductions in selling, general and administrative departments completed in the first and third quarters of 2008, and a $1.2 million increase in accounting and tax consulting fees.  Litigation costs decreased $2.4 million as compared to the prior year period, due primarily to reaching agreement with Conor as described above.

During the fourth quarter of 2008, we expect that selling, general and administrative expenses may be slightly lower than prior quarters in 2008 due to cost savings from staff reductions implemented primarily in the third quarter of 2008.  Expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.6 million for the third quarter of 2008, compared to $8.1 million for the same period of 2007, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $7.4 million and $7.2 million, respectively, and depreciation of property, plant and equipment of $1.2 million and $0.9 million, respectively.

Depreciation and amortization expense was $25.6 million for the first nine months of 2008, compared to $24.6 million for the same period of 2007, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $22.6 million and $21.9 million, respectively, and depreciation of property, plant and equipment of $3.0 million and $2.7 million, respectively.

We expect depreciation and amortization expense to remain consistent in the fourth quarter of 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use.

In the third quarters of 2008 and 2007, we did not record any IPR&D expense.  In the first quarter of 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option inferior vena cava filter.  In the second quarter of 2007, we recorded IPR&D expense of $8.0 million, of which $7.0 million relates to the extension of our collaboration with CombinatoRx and $1.0 million relates to another collaboration agreement with Rex Medical Inc.

We may incur further IPR&D expenditures in future periods in the event we in-license or acquire additional early stage technologies.

Other Income (Expense)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands of U.S.$)	2008	2007	2008	2007
Foreign exchange gain (loss)	$1,009	$(110)	$1,569	$(514)
Investment and other income	187	2,073	1,630	9,881
Interest expense on long term-debt	(10,790)	(13,280)	(33,851)	(38,975)
Write-down or net loss on redemption of investments	(1,901)	-	(12,561)	(8,157)
Write-down and other deferred financing charges	(13,544)	-	(13,544)	-
Write-down of goodwill	(599,400)	-	(599,400)	-
	$(624,439)	$(11,317)	$(656,157)	$(37,765)

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

Investment and other income for the third quarter of 2008 decreased by $1.9 million to $0.2 million when compared to the same period in 2007.  We earned lower interest income in the third quarter of 2008 due primarily to lower cash balances available to invest and because the 2007 comparative period included $0.7 million received on an income tax receivable balance.

Investment and other income for the first nine months of 2008 decreased by $8.3 million to $1.6 million when compared to the same period in 2007.  In addition to the factors described above, the primary reason for the decrease was that the 2007 comparative period included a gain of $7.5 million realized on the recovery of investments owned by Cohesion Technologies, Inc. which we acquired in 2003.

Interest expense on our outstanding long-term debt obligations for the third quarter of 2008 was $10.8 million, as compared to $13.3 million in the same period of 2007.  The decrease of $2.5 million has resulted from a decline, during the first quarter of 2008, in the interest rate on our Senior Floating Rate Notes due 2013.  The interest rate decline resulted in an average interest rate of 7.3% for the third quarter of 2008 as compared to 9.1% in the comparative period of 2007.  Interest expense in each of the third quarters of 2008 and 2007 includes $0.6 million for amortization of deferred financing costs.

Interest expense on our outstanding long-term debt obligations for the first nine months of 2008 was $33.9 million, as compared to $39.0 million in the same period of 2007.  The decrease of $5.1 million has resulted from the interest rate decline described above.  Interest expense in each of the first nine months of 2008 and 2007 includes $1.8 million of deferred financing cost amortization.

We recorded a write-down in the third and second quarters of 2008 of $1.9 million and $10.7 million, respectively, on two available-for-sale equity securities that had been trading below carrying value for approximately eight months and for which management does not intend to hold for a sufficient period of time to reasonably expect a recovery to carrying value.

We recognized a net loss on redemption of available-for-sale equity securities for the first quarter of 2007 of $8.2 million, which was comprised of a loss of $9.6 million realized on the sale of our common stock holdings in Orthovita, Inc., partially offset by a gain of $1.4 million realized on the sale of our common stock holdings in NuVasive, Inc.

In the third quarter of 2008, we recognized costs of $13.5 million related to our exploration of proposed financing and strategic alternatives, described above under “Significant Recent Developments”, of which $3.1 million had been capitalized to Other Assets on our balance sheet at the end of the second quarter of 2008.

As a result of the significant and sustained decline in our public market capitalization, and our announcement on September 22, 2008 that we may not be able to meet the closing conditions of the proposed transaction with Ares and New Leaf, we performed an interim impairment test of goodwill and acquired intangible assets.  Upon conclusion of such testing, we determined that the carrying amounts of goodwill associated with our Medical Products segment were impaired and we recorded an impairment charge of $599.4 million in the third quarter of 2008.  The goodwill impairment charge was determined by comparing the carrying value of goodwill assigned to our Medical Products reporting unit with the implied fair value of the goodwill.  We utilized the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows discounted using estimated discount rates.

Income Tax

For the third quarter and first nine months of 2008, we recorded an income tax recovery of $4.5 million and $10.3 million, respectively. The income tax recovery for the third quarter of 2008 is primarily due to a net loss from operations, the amortization of identifiable intangible assets, and a recovery of $4.8 million related to the goodwill impairment charge.  The first nine months of 2008 also includes a recovery of $3.8 million relating to the settlement of an outstanding Quebec income tax reassessment and a charge of $1.1 million related to an accrual under FIN 48.

The effective tax rate for the third quarter of 2008 was 0.7% compared to an effective tax rate of 37.1% for the same period in 2007.  The effective tax rate for the first nine months of 2008 was 1.5% compared to an effective tax rate of 38.0% for the same period in 2007.  The effective tax rates for the current periods are lower than the statutory Canadian tax rate of 31.0%, primarily due to valuation allowances on net operating losses, the goodwill impairment charge recorded in the third quarter, and the net effect of lower tax rates on earnings in foreign jurisdictions.

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

The operating results of discontinued operations are summarized as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
(in thousands of U.S.$)
Revenues	$1,643	$7,580
Operating income (loss)	256	(548)
Other income (expense)	(2,075)	(2,075)
Impairment charge	-	(8,879)
Loss before income taxes	(1,819)	(11,502)
Income tax recovery	(663)	(4,555)
Net loss from discontinued operations	$(1,156)	$(6,947)

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

At September 30, 2008, we had working capital of $68.0 million and cash resources of $57.0 million, consisting of cash and cash equivalents. In aggregate, our working capital decreased by $47.6 million as compared to December 31, 2007, primarily relating to our increased expenditures in research and development and sales and marketing, and the decline in our royalty revenues derived from sales of paclitaxel-eluting coronary stent systems by BSC as described previously.  These cash resources, in addition to cash generated from operations, are used to support our continuing clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate purposes.  We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our financial obligations in 2009 and beyond.

Our cash inflows and the amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, including but not limited to, changes in drug-eluting coronary stent markets, including the impact of new competitive entrants into such markets, and the sales achieved in such markets by our partner BSC, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including facility closures, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, and changes in interest rates.  These and other uncertainties may adversely affect our liquidity and capital resources to a significant extent and may force us to further reduce our expenditures on research and development or on our various new product and sales and marketing initiatives in order for us to continue to service our debt obligations.  Such further reductions in our budgeted expenditures may have an adverse effect on our new product development and sales growth initiatives and reduce our ability to achieve the revenue growth targets, product launch or new product development timelines in our current operating plan.  There can also be no assurance that such reductions in expenditures will be adequate to provide enough cash flow to continue to service our current level of debt obligations.

In particular, should our royalties received from BSC decline more significantly than we expect in future periods as a result of new competitive entrants into the U.S. drug-eluting stent market from Abbott Laboratories, Inc. and Medtronic, Inc., our liquidity may be adversely affected, and we may be forced to explore alternative funding sources through debt, equity or other public or private securities offerings, or to pursue certain reorganization, restructuring or other strategic alternatives.  There can be no assurance that if we pursue such financing activities that alternative sources of funding would be available to us on attractive terms, if at all.  In addition, we may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favourable for our shareholders.  Capital markets conditions have deteriorated significantly during the third quarter of 2008, including a significant and material decline in the level of corporate lending activity, combined with a significant increase in the cost of any such lending.  Current market conditions may have a material impact on our ability to secure any alternative source of funding, our ability to secure interim financing or to complete any of the activities as described on favourable terms, if at all.

As a result of uncertainty and volatility relating to the market and competitive environment for drug-eluting stents, we commenced the exploration of a broad range strategic and financial alternatives in the second half of 2007, with the goal of securing and executing a financial or strategic alternative that could provide for a substantive reduction or elimination of our debt obligations that bear interest payments in cash, in advance of any potential reduction or volatility in royalty revenue received from BSC that may occur late in 2008 or thereafter.  In March of 2008, we engaged Goldman Sachs & Co. to work with management and the Board of Directors to evaluate various strategic and financial alternatives, with the primary objectives of reducing or eliminating our debt obligations and to reduce risk and protect and improve shareholder value.  Subsequent to such engagement, after reviewing various potential courses of action, we evaluated and pursued strategic and financial alternatives with numerous large private equity firms, with the objective of raising significant proceeds to reduce our existing debt while minimizing the potential dilutive impact of such financing.  We also sought to maintain as much of the long-term value potential of our operating businesses for our shareholders as practicable.

As described above under “Significant Recent Developments”, in July 2008, we announced a proposed financing transaction with Ares and New Leaf in order to significantly reduce our existing cash pay indebtedness.  In September 2008 we announced, due to the time that had been required to conclude discussions with certain shareholders and therefore the time necessary to complete the transaction, and given other factors impacting our business and cash position over that time (including lower than expected royalty revenues derived from BSC sales) that we may not meet certain conditions to close the proposed transaction with Ares and New Leaf.  As such, we announced that we were implementing certain cost reduction initiatives, and that we would explore various additional financial and strategic alternatives for the company, including determining whether we could complete a transaction with Ares and New Leaf, and that we terminated the outstanding tender offer for our existing debt that had represented the use of proceeds from the transaction with Ares and New Leaf.  As a result, the entire principal amount of our existing cash pay debt remains outstanding.  At the present time, we are evaluating alternative transactions, and even if any transaction is consummated, we may have to undertake significant additional cost reduction measures that could be detrimental to our business.  There can also be no assurance that such reductions in expenditures will be adequate, in the absence of any refinancing or other transaction that reduced or eliminated our existing debt obligations, to provide enough cash flow to continue to service our current level of debt obligations.

Our management and Board of Directors continue to believe a transaction alternative of significant size and scope is necessary to meaningfully address the working capital needs for our business initiatives, as well as to address potential liquidity issues likely to arise in the near term relating to our current balance sheet structure, due to several factors that have impacted our business and cash flows from operations.  In particular, we continue to expect to receive lower revenues from Boston Scientific Corporation over the next several quarters, mainly due to the impact of new competitive entrants into the market for drug-eluting stents.

Cash Flow Highlights

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands of U.S.$)	2008	2007	2008	2007

Cash and cash equivalents, beginning of period	$62,915	$112,298	$91,326	$99,332

Net loss excluding non-cash items	(3,144)	(8,019)	(15,532)	(13,857)
Working capital requirements	1,545	1,632	(4,496)	11,035
Cash used in operating activities	(1,599)	(6,387)	(20,028)	(2,822)
Cash (used in) provided by investing activities	(650)	(7,191)	(9,631)	3,996
Cash used in financing activities	(2,170)	-	(3,670)	(1,786)
Effect of exchange rate changes on cash	(1,545)	-	(1,046)	-
Net decrease in cash and cash equivalents	(5,964)	(13,578)	(34,375)	(612)

Cash and cash equivalents, end of period	$56,951	$98,720	$56,951	$98,720

Cash Flows used in Operating Activities

Cash used in operating activities for the third quarter of 2008 was $1.6 million compared to cash used of $6.4 million for the comparative period in 2007.  Net loss for the current quarter, excluding non-cash items, resulted in cash outflows of $3.1 million compared to cash outflows of $8.0 million for the same quarter of 2007. The decrease in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in net cash inflows of $1.5 million for the third quarter of 2008 compared to net cash inflows of $1.6 million for the same quarter of 2007. The working capital-related net cash inflows in the third quarter of 2008 primarily resulted from an increase of $8.0 million in income taxes payable compared to June 30, 2008 due to the timing of tax instalments in certain jurisdictions and an increase of $4.9 million in interest payable during the quarter due to the timing of interest payments on our 7.75% Senior Subordinated Notes due 2014 and Senior Floating Rate Notes due 2013.  Largely offsetting these factors was an increase of $3.8 million during the period of inventory balances built in order to meet increased demand for certain of our medical products in the U.S. and Europe, a $6.8 million decrease during the quarter in accounts payable and accrued liabilities, as a decline in spending from certain of our cost reduction initiatives more than offset additional accruals related to employee termination costs, and a $0.9 million increase in prepaid expenses as insurance policy payments more than offset the normal amortization of prepaid insurance costs.

Cash used in operating activities for the first nine months of 2008 was $20.0 million compared to cash used of $2.8 million for the comparative period in 2007.  Net loss for the first nine months of 2008, excluding non-cash items, resulted in cash outflows of $15.5 million compared to cash outflows of $13.9 million for the same period of 2007. The increase in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in net cash outflows of $4.5 million for the first nine months of 2008 compared to net cash inflows of $11.0 million for the same period of 2007. The net cash outflows in the first nine months of 2008 primarily resulted from a $5.3 million increase during the period in trade accounts receivable, due to an increase in medical product sales as compared to the fourth quarter of 2007, an increase of $5.9 million during the period of inventory balances built in order to meet increased demand for certain of our medical products in the U.S. and Europe and a decrease of $3.5 million in accounts payable and accrual liabilities due to lower spending.  Partially offsetting these factors were an increase of $4.5 million in income taxes payable compared to December 31, 2007 due to the timing of tax instalments in certain jurisdictions, an increase of $4.1 million in interest payable due to the timing of interest payments on our 7.75% Senior Subordinated Notes due 2014 and Senior Floating Rate Notes due 2013 offset by a lower interest rate on our Senior Floating Rate Notes due 2013, and a decrease in prepaid assets during the period of $1.6 million due to the regular amortization of prepaid insurance, rent and other costs.

Cash Flows used in Investing Activities

Net cash used in investing activities for the third quarter of 2008 was $0.7 million compared to net cash used of $7.2 million for the same quarter in 2007.  For the third quarter of 2008, net cash used in investing activities was primarily for capital expenditures of $1.4 million mainly related to the expansion of our Puerto Rico manufacturing facility.  We also received $0.6 million proceeds on the sales of certain long-term investments.

Net cash used in investing activities for the first nine months of 2008 was $9.6 million compared to net cash provided of $4.0 million for the same period in 2007.  For the first nine months of 2008, the net cash used in investing activities was primarily for capital expenditures of $7.2 million, including $1.8 million for lab equipment and the expansion of our R&D facilities, and $5.3 million for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility.  We also paid a $0.8 million licensing milestone to a partner upon our successful completion of enrolment in our BioSeal human clinical trial and invested $2.5 million in IPR&D for an initial license payment to Rex Medical.

We invest our excess cash balances in short-term marketable securities, principally investment grade commercial debt and government agency notes. The primary objectives of our marketable securities portfolio are liquidity and safety of principal.  Investments are made with the objective of achieving the highest rate of return while meeting our two primary objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  At September 30, 2008, we were not holding any short-term marketable securities.

At September 30, 2008 and December 31, 2007, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

	September 30,	December 31,
(in thousands of U.S.$)	2008	2007

Canadian dollars	$11,861	$15,488
Swiss franc	2,362	3,870
Euro	7,880	1,395
Danish krone	4,749	1,756
Other	2,580	-

Cash Flows used in Financing Activities

Net cash used in financing activities for the third quarter of 2008 was $2.2 million for expenditures related to the proposed financing transaction with Ares and New Leaf as announced on July 7, 2008.  These costs had been capitalized as part of deferred financing costs related to the transaction but were written-off in the third quarter of 2008 based upon our September 22, 2008 announcement that we may not be able to satisfy certain closing conditions.

Net cash used in financing activities for the first nine months of 2008 was $3.7 million comprised of costs related to the financing transaction as described previously, offset with a small amount of cash received on the exercise of employee stock options.  Net cash used in financing activities for the first nine months of 2007 of $1.8 million is related to long-term debt financing costs.

Senior Floating Rate Notes

On December 11, 2006, we issued Senior Floating Rate Notes due 2013 in the aggregate principal amount of $325 million.  The senior floating rate notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, which is reset quarterly.  Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity.  The senior floating rate notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness.  At September 30, 2008, the interest rate on these notes was 6.6%.  We may redeem all or a part of the notes at specified redemption prices.

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

Debt Covenants

The terms of the indentures governing our senior floating rate notes and our senior subordinated notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.  As of November 5, 2008, we are in material compliance with all covenants and are not in breach of any provision of the indentures governing the senior subordinated notes and senior floating rate notes that would cause an event of default to occur.

Contractual Obligations

During the third quarter of 2008, there have been no significant changes in our payments due under contractual obligations, as disclosed in our MD&A for the year ended December 31, 2007.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters.  See Note 17(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S. at November 5, 2008 that have, or are reasonably likely to have, a current or future material effect on our results of operations or financial condition.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2008 we had cash and cash equivalents of $57.0 million.

Interest Rate Risk

As the issuer of the Senior Floating Rate Notes due 2013, we are exposed to interest rate risk. The interest rate on our Senior Floating Rate Notes due 2013 is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of approximately 6.6% (December 31, 2007 – 8.9%). Based upon the average floating rate debt levels of the Company during the quarter ended September 30, 2008, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the quarter.  We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred net transaction gains of $1.0 million for the third quarter of 2008 primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end.

We do not hedge our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 15% of our net revenue for the third quarter of 2008 was generated in other than the United States dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the third quarter of 2008. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $0.9 million on an annual basis.

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

During the first half of 2008, we made a number of changes to our internal control systems related to tax to remediate the above noted material weakness that had existed in our internal control over tax related financial reporting, so as to provide reasonable assurance that errors and control deficiencies of this type will not recur.  Specifically, we engaged a large public accounting firm to provide additional resources and assistance with the preparation of the quarterly tax provisions for the first, second and third quarters of 2008 and, with their assistance, increased the level of technical review and analysis of significant tax issues and increased and improved the level of supporting documentation concerning such issues.  It is our intention to continue to use this large accounting firm to support the preparation of our tax provision. We will continue to monitor the effectiveness of these procedures and will make any changes that we deem appropriate.

As of September 30, 2008 management believes it has taken adequate steps to remediate the material control weakness discussed above. It is anticipated that continued testing of tax-related internal control systems will continue through the balance of 2008.

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

On April 4, 2005, the Company together with BSC commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement.  On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent.  On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision, where the judgment of the Court of Appeal is expected to issue on December 16, 2008.  The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

On December 9, 2005, the Company together with BSC commenced a legal action in the Netherlands against Biosensors International Group Ltd. and six related companies including Occam International BV, requesting a preliminary injunction against the sale of the Axxion™ stent.  In March 2006, a Dutch court ruled against Angiotech’s request for a preliminary injunction.  The Company is currently evaluating whether to pursue this matter.

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

At the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  An appeal was filed on April 22, 2008.  In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the patent was revoked after the oral hearing of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.  In EP1159974 an opposition was filed on April 16, 2008, and briefs are being exchanged.

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

Risks Related to Our Business

We were not profitable for the quarter ended September 30, 2008 and for the year ended December 31, 2007 and may not be able to regain and maintain profitability.

We began operations in 1992 and have incurred a loss from operations in each of the years of our existence except for fiscal years 2004 and 2006.  As of September 30, 2008, our accumulated deficit was $715.0 million.  Our ability to become profitable again will depend on, among other things, the amounts of royalty revenue we receive from our corporate partners; our ability to maintain and improve sales of our existing product lines; our ability to successfully market and sell certain new products and technologies; our ability to research, develop and successfully launch new products and technologies; our ability to improve our gross profit margins through realization of lower manufacturing costs and efficiencies or improved product sales mix; our ability to effectively control our various operating costs; and foreign currency fluctuations.

Our working capital and funding needs may vary significantly depending upon a number of factors including, but not limited to, the level of royalty revenue we receive from corporate partners; our levels of sales and gross profit; costs associated with our manufacturing operations, including capital expenditures, labour and raw materials costs, and our ability to realize manufacturing efficiencies from our various operations; fluctuations in certain working capital items, including inventory and accounts receivable, that may be necessary to support the growth of our business or new product introductions; progress of our research and development programs and costs associated with completing clinical studies and the regulatory process; collaborative and license arrangements with third parties; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; expenses associated with litigation; opportunities to in-license complementary technologies or potential acquisitions; potential milestone or other payments we may make to licensors or corporate partners; and technological and market developments that impact our royalty revenue, sales levels or competitive position in the marketplace.  Consequently, we may need to raise additional funds to satisfy the funding requirements of our commercial operations, our research and development programs, to satisfy certain contractual obligations, for other operating and capital requirements, for potential acquisitions or in-licensing of technologies, to satisfy milestone or other payment obligations due to licensors or corporate partners, or to repay or refinance our indebtedness.  Additional financing may not be available, and even if available, may not be available on attractive or acceptable terms.

In July 2008, we announced a proposed transaction with Ares and New Leaf in order to significantly reduce our existing cash pay indebtedness.  In September 2008, due to our expected inability to meet certain conditions to close such transaction, we announced that we were implementing certain cost reduction initiatives and that we would explore various financial and strategic alternatives for the company, including a potential transaction with Ares and New Leaf, and that we terminated the outstanding tender offer for our existing debt that had represented the use of proceeds from the transaction with Ares and New Leaf. As a result, the entire principal amount of our existing cash pay debt remains outstanding.  At the present time, we are evaluating alternative transactions, and even if any transaction is consummated, we may have to undertake significant additional cost-cutting measures that could be detrimental to our business.  Additionally, we have already incurred and may incur additional fees and expenses.

The outstanding aggregate principal amounts of our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) and 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) are $325 million and $250 million, respectively. Consequently, we have a continuing obligation to pay cash interest on these notes.  Using current interest rates, the annual combined cash interest cost of our outstanding notes is $43.2 million. We presently are evaluating other strategic or financial alternatives that could serve to reduce or eliminate our existing outstanding debt obligations.  We may be unable to consummate any such alternative transaction, and even if we do consummate any such alternative transaction, we still may be required to further reduce expenditures that we believe are necessary to support the growth of our business.

We may incur fees and expenses in connection with the Ares and New Leaf transaction that are not dependent on the consummation of the transaction.  Specifically, under certain conditions (i) we may be required to pay a commitment fee to Ares and New Leaf in the amount of $3 million, and reimburse Ares and New Leaf for transaction-related expenses up to an additional $3 million and (ii) if we agree to an alternative transaction, as defined in the note purchase agreement, within 12 months of termination of the note purchase agreement, we may be required to pay Ares and New Leaf $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million (less any commitment fee payable under clause (i)) at or prior to the time we agree to such alternative transaction.  In connection with certain types of alternative transactions, we may be required under the terms of agreements with certain of our advisors to pay fees to such advisors, whether or not such advisors participate in such alternative transaction.  If we incur any of the above-described fees and expenses, but are not able to consummate the alternative transaction, such fees and expenses could have an adverse affect on our business, financial and working capital position.

We are undertaking certain cost reductions with the goal of achieving positive consolidated free cash flow (after the incurrence of net interest expense) during the fourth quarter of 2008.  These efforts may not be sufficient to achieve our goal.  If further cost reductions beyond those that are currently scheduled become necessary, our future prospects may be adversely impacted.

In September 2008 we announced that we were pursuing various initiatives to reduce operating costs and focus our business efforts on our most promising near term product opportunities. We believe certain cost reduction measures, in addition to a potential financial or strategic transaction of significant magnitude, are concurrently necessary to address potential liquidity issues likely to arise in the near term relating to our current balance sheet structure.

We have implemented, and we expect to continue to implement, operating cost reductions across all functions in the company, including in research and development and general and administrative functions, with more limited reduction initiatives in sales and marketing. The cost reduction efforts are designed to reduce certain expenses while maintaining support for the sales our existing marketed product lines. Our remaining resources subsequent to these changes will be focused primarily on our existing medical device products business, and on selected new products that have recently launched or are expected to be launched in the near future, including Quill SRS, the HemoStream™ Chronic Dialysis Catheter, the Option™ Inferior Vena Cava Filter and the Bio-Seal™ Lung Biopsy System. Selected actions that have been taken, or that we expect to take, with respect to the reorganization include postponement of the scheduled launch of our 5-fluorouracil-eluting central venous catheter (5-FU CVC); closure of our research and manufacturing facility in Rochester, New York. Reductions in certain research and development personnel have been made, and closure is expected to be scheduled for December of 2009, after which any remaining manufacturing activities are expected to be transferred to another of our facilities; postponement of certain preclinical-stage research activities, pending the completion of partnering or other funding activities that would offset direct costs and personnel costs associated with such programs; reduction of certain financial and personnel contributions relating to our joint venture with Genzyme Corporation; potential amendment of and reduction in cash outlays related to our collaboration with Athersys, Inc.; rationalization or elimination of office and laboratory space in Vancouver, British Columbia, North Bend, Washington and Hearndon, Virginia; rationalization of selected pending and issued intellectual property; elimination of certain expenses and reductions in personnel in all general and administrative departments; selective reduction in certain sales and marketing investments and in medical affairs; and postponement of selected planned capital expenditures.

Failure to achieve cost reductions through the above or other measures at the rate or levels we expect could adversely affect our ability to achieve our previously stated goal of achieving positive consolidated free cash flow (after the incurrence of net interest expense) during the fourth quarter of 2008.  If we are required to make additional cuts to our expense levels, our future business prospects may be adversely impacted.

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

Royalty revenue from BSC for the quarter ended September 30, 2008 decreased by 21% from the same period in 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  If BSC is impaired in its ability to market and distribute TAXUS, whether for this reason or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously-unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further significantly reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of TAXUS Liberté in the United States and could have a significant impact on our royalty revenue from sales of TAXUS.

Additionally, BSC may terminate our 1997 License Agreement under certain circumstances, including, if BSC is unable to acquire a supply of paclitaxel at a commercially reasonable price, if BSC reasonably determines that the paclitaxel-eluting coronary stent is no longer commercially viable, or if our license agreement with the National Institutes of Health (“NIH”), certain of which rights are sublicensed to BSC, terminates. During the quarter ended September 30, 2008, revenue from BSC represented approximately 28% of our total revenue from continuing operations, compared to 37% for the quarter ended September 30, 2007.

The amounts payable by BSC to us vary from 1% to 9% of net sales depending on various factors, including volume of sales from time to time and patent protection laws in the country of sale. From these amounts, we must pay certain royalties to our licensors, including the NIH and the University of British Columbia (“UBC”), under license agreements. For the quarter ended September 30, 2008, the average gross royalty rate earned was 6.9% for sales in the U.S. and 6.0% for sales in other countries. For the quarter ended September 30, 2007, the average gross royalty rate earned was 7.5% for sales in the U.S. and 5.4% for sales in other countries. There is no guarantee that royalty payments under our 1997 License Agreement will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as competition, technological change, reimbursement or other factors.  Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists as defined by our 1997 License Agreement, in certain jurisdictions.

Boston Scientific may be enjoined from the selling, or otherwise become subject to limitations applicable to its ability to sell, TAXUS in the U.S.

Our royalty revenue derived from the sale of paclitaxel-eluting coronary stents depends on BSC’s ability to continue to sell its TAXUS Express 2™ stent and to launch next generation paclitaxel-eluting stents, including the TAXUS Liberté™ stent, in the U.S.  Historically, stent manufacture and sale is the subject of a substantial amount of U.S. patent litigation, and we anticipate that our licensees, including BSC and others, may be involved in material legal proceedings related to paclitaxel-eluting stents.

Many of the products we are depending on to grow our business are not yet ready for sale or have only recently been introduced for sale.

Many of the products we are depending on to drive future growth are not yet ready for sale or have only recently been introduced for sale. For example, our Option IVC filter has not yet been approved for sale, our 5-FU CVC and our HemoStream Chronic Dialysis Catheter have been approved for sale but have not yet been commercially launched, and our Quill SRS product has only recently become available for sale. If any of these or our other products are not approved for sale or do not achieve market acceptance, our ability to generate revenues will be adversely affected.

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

o

Even if our technology-based products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients. For example, if drug-eluting stents are found to cause, or are perceived to be the cause of, blood clots in patients, then sales of our drug-eluting stent products may be adversely affected.  Royalty revenue from BSC for the quarter ended September 30, 2008 decreased by 21% from the same period of 2007, which BSC has attributed to a decline in the number of angioplasty procedures in the U.S.  During the quarter ended September 30, 2008, revenue from BSC represented approximately 29% of our total revenue from continuing operations, compared to 37% for the same period in 2007.   In addition, there is no guarantee that there will be market acceptance of our products. Our ability to achieve market acceptance for any of our products will depend on a number of factors, including whether or not competitors may develop technologies which are superior to or less costly than our technology-based products, and whether governmental and private third-party payers provide adequate coverage and reimbursement for our products, with the result that our technology-based products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.

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

We focus our research and development activities on areas in which we have particular strengths. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in pre-clinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, which will adversely affect our short-term profitability.

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

As part of our patent strategy, we have filed a variety of patent applications internationally. Oppositions have been filed against various granted patents that we either own or license and which are related to certain of our technologies. For example, at the European Patent Office, various patents either owned or licensed by or to the Company are in opposition proceedings. In EP0774964 (which is licensed from MIT) the patent was revoked after a hearing held July 17, 2007, where this decision has been appealed. In EP0784490 briefs are being exchanged. In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008, and thereafter revoked this patent.  An appeal was filed on April 22, 2008.  In EP0830110 (which is licensed from Edwards LifeSciences) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent has appealed the decision. In EP0876165 briefs are being exchanged. In EP0876166 the patent was revoked after the oral hearing of September 24, 2008. In EP0975340 (which is licensed from (and to) BSC), the EPO has set a hearing date of December 4, 2008. In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009. In EP1155689 briefs are being exchanged. In EP1407786 (which is licensed from (and to) BSC), the EPO has set a hearing date of November 18, 2008. In EP1429664 briefs are being exchanged.  In EP1159974 an opposition was filed on April 16, 2008, and briefs are being exchanged.

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

o

our bankruptcy;

o

sub-licensing without the licensor’s consent;

o

a transaction which results in a change of control of us;

o

our failure to use the required level of diligence to develop, market and sell products based on the licensed technology;

o

our failure to maintain adequate levels of insurance with respect to the licensed technologies; or

o

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

In a number of countries, governmental authorities and other groups have suggested that companies which manufacture medical products (i.e., pharmaceuticals and medical devices) should make products available at a low cost. In some cases, governmental authorities have held that where a pharmaceutical or medical device company does not do so, their patents might not be enforceable to prevent generic competition. Alternatively, some governmental authorities could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our sales or the sales of our licensee(s). In all of these situations, the results of our operations in these countries could be adversely affected.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

In connection with maintaining the value of our various intellectual property and exclusivity rights, we regularly evaluate the activities of others worldwide. Our success will depend, in part, on our ability to obtain patents, or licenses to patents, maintain trade secret protection and enforce our rights against others. Should it become necessary to protect those rights, we intend to pursue all cost-efficient strategies, including, when appropriate, negotiation or litigation in any relevant jurisdiction. For a summary of certain of our current legal proceedings, see “Legal Proceedings” elsewhere in this report.

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

o

pay substantial damages or back royalties;

o

cease the development, manufacture, use or sale of product candidates or products that infringe upon the intellectual property of others;

o

expend significant resources to design around a patent or to develop or acquire non-infringing intellectual property;

o

discontinue processes incorporating infringing technology; or

o

obtain licenses to the infringed intellectual property.

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

Third party payers are increasingly challenging the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage of or payment for our products, could have a material adverse effect on our ability to operate profitably. In some countries in the E.U. and in the U.S., significant uncertainty exists as to the reimbursement status of newly-approved healthcare products, and we do not know whether adequate third-party coverage and reimbursement will be available for us to realize an appropriate return on our investment in product development, which could seriously harm our business. In the U.S., while reimbursement amounts previously approved appear to have provided a reasonable rate of return, there can be no assurance that our products will continue to be reimbursed at current rates or that third-party payers will continue to consider our products cost-effective and provide coverage and reimbursement for our products, in whole or in part.

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

Our operations are in some instances conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euro, Swiss francs, Danish krone, and U.K. pound sterling. Exchange rate fluctuations may reduce our future operating results.  In the quarter ended September 30, 2008, we reported $1.0 million of net foreign exchange gains due to foreign currency fluctuations. In the year ended December 31, 2007, we reported $0.3 million of foreign exchange losses compared to $0.5 million of foreign exchange gains for the year ended December 31, 2006 and $1.1 million of foreign exchange gains for the year ended December 31, 2005.

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

As of September 30, 2008, we had outstanding $575 million of indebtedness, excluding accrued interest. We are currently considering other facilities to replace the revolving portion of the credit facility that was terminated in connection with the issuance of the Floating Rate Notes, but there can be no assurance that we will be able to obtain such a facility.  Excluding intercompany transactions, our subsidiaries that are not guarantors of the Floating Rate Notes or Subordinated Notes accounted for approximately $53 million or 18% of our total revenues from continuing operations for the year ended December 31, 2007, and approximately $488 million or 42% of our total assets and approximately $116 million or 16% of our total liabilities as of December 31, 2007.  The Floating Rate Notes and the Subordinated Notes are guaranteed by the same group of our subsidiaries.

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

Our common shares have been, and are likely to continue to be, highly volatile. For example, in the twelve months ending December 31, 2007, shares of our common stock traded on the NASDAQ and the Toronto Stock Exchange have closed at a high of $9.18 and CDN$10.81, respectively, and at a low of $3.10 and CDN$3.12, respectively, and traded at a low of $0.40 during the first nine months of 2008.   Our share price could fluctuate significantly in the future for various reasons, including the following:

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

In addition, our shareholders adopted a shareholder rights plan which provides for substantial dilution to an acquiror unless either the acquiror makes a bid to all shareholders, which, among other things, is held open for at least 60 days and is accepted by independent shareholders holding at least 50% of the outstanding common shares, or the bid is otherwise approved by our board of directors.  This shareholder rights plan was amended and restated on September 9, 2005, and has a term of nine years, subject to reconfirmation by the shareholders at the annual general meetings in 2008 and 2011.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

(a) On October 30, 2008, the Company held its 2008 annual and special general meeting of shareholders.

(b) Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders.

(c) Those matters voted upon and the results were as follows:

(1)

Fixing the size of the Board of Directors at seven and the election of directors (Proposal 1);

(2)

Appointment of auditors for the ensuing year and the authorization of the directors to fix the remuneration to be paid to the auditors (Proposal 2);

(3)

Reconfirmation of the Company’s Shareholder Rights Plan with minor technical amendments (Proposal 3); and

(4)

Amendment of the Company’s articles to increase the quorum for meetings of shareholders to comply with NASDAQ’s quorum requirements (Proposal 4).

Proposal	For	Against	Withheld	Abstentions	Broker Non-Votes
Proposal 1	53,939,257	1,105,027	0	0	1
William L. Hunter	53,893,391	0	1,150,892	0	2
David T. Howard	53,406,923	0	1,637,360	0	2
Hartley T. Richardson	33,196,622	0	21,822,518	0	2
Edward M. Brown	53,907,578	0	1,136,705	0	2
Arthur H. Willms	53,918,873	0	1,125,410	0	2
Laura Brege	53,880,741	0	1,163,542	0	2
Henry A. McKinnell Jr.	53,919,391	0	1,124,892	0	2
Proposal 2	54,920,220	0	124,064	0	1
Proposal 3	30,978,013	961,921	0	0	23,104,351
Proposal 4	53,775,536	1,268,748	0	0	1

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

Angiotech Pharmaceuticals, Inc.

Date: November 5 , 2008	By:	/s/ K. Thomas Bailey
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

Date: November 5, 2008	/s/ William L. Hunter
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

Date: November 5, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer

Exhibit 32.1

Certification of CEO and CFO Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Angiotech Pharmaceuticals, Inc. (the “Company”), each hereby certifies that to his knowledge on the date hereof:

(a) The Form 10-Q of the Company for the quarter ended September 30, 2008, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2008	/s/ William L. Hunter
William L. Hunter, M.D.
Chief Executive Officer

Date: November 5, 2008	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer