Form 10-K/A
ANGIOTECH PHARMACEUTICALS INC
filed 2009-03-23
CIK 1096481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed March 16, 2009 (the “Form 10-K”), to:

(i)

refile our financial statements and notes thereto as Exhibit 13 to this Amendment to correct the table in paragraph (c) of Footnote 14 because the original table was incorrect due to an html conversion error;

(ii)

incorporate by reference into Part II, Item 8 the financial statements and notes thereto included in Exhibit 13 to this Amendment; and

(iii)

make minor revisions to the Exhibit list.

In addition, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Amendment and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the original filing of the Form 10-K on March 16, 2009, and does not update the disclosures in the Form 10-K in any way except as specifically described in this Explanatory Note.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, together with the report of independent registered public accounting form, are incorporated herein by reference to Exhibit 13 hereto.

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

Exhibit	Description	Location
3.1	Notice of Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3.1, Form 10-K filed March 16, 2009

3.2	Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3, Form 6-K filed March 31, 2005

4.1	Indenture dated March 23, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for 7.75% Senior Subordinated Notes due 2014	Exhibit 99.2, Form 6-K filed April 3, 2006

4.2	Indenture dated December 11, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for Senior Floating Rate Notes due 2013	Exhibit 2, Form 6-K filed December 15, 2006

4.3	Shareholder Rights Plan Agreement between Angiotech Pharmaceuticals, Inc. and Computershare Trust Company of Canada as Rights Agent, Amended and Restated as of October 30, 2008	Exhibit 4.3, Form 10-K filed March 16, 2009

10.1	Credit Agreement, dated as of February 27, 2009, by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent.	Exhibit 10.1, Form 8-K filed March 5, 2009

10.2	License Agreement by and among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation and Cook Incorporated, dated as of July 9, 1997	Exhibit, Form 20-FR filed October 5, 1999

10.3	September 24, 2004 Amendment Between Angiotech Pharmaceuticals, Inc. and Cook Incorporated Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated**	Exhibit 10.3, Form 10-K filed March 16, 2009

10.4	Amendment Between Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated	Exhibit 10.2, Form 6-K filed March 31, 2005

10.5	Distribution and License Agreement by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**	Exhibit 10.5, Form 10-K filed March 16, 2009

10.6	Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**	Exhibit 10.6, Form 10-K filed March 16, 2009

10.7	Amendment No. 1 dated December 23, 2004 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003	Exhibit 1, Form 6-K filed March 28, 2008

10.8	Amendment No. 1 dated January 21, 2005 to Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003	Exhibit 2, Form 6-K filed March 28, 2008

10.9	Amendment No. 2 dated October 8, 2007 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**	Exhibit 10.9, Form 10-K filed March 16, 2009

10.10	Agreement and Plan of Merger among Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc., Quaich Acquisition, Inc. and Quill Medical, Inc. dated May 25, 2006 **	Exhibit 10.10, Form 10-K filed March 16, 2009

10.11	License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.11, Form 10-K filed March 16, 2009

10.12	First Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated March 28, 2002 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.12, Form 10-K filed March 16, 2009

10.13	Second Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated May 23, 2007 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.13, Form 10-K filed March 16, 2009

10.14	License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**	Exhibit 10.14, Form 10-K filed March 16, 2009

10.15	Amendment to Licence Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated February 27, 2004, modifying the License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**	Exhibit 10.15, Form 10-K filed March 16, 2009

10.16*	Form of Indemnification Agreement for Officers – US	Exhibit 10.16, Form 10-K filed March 16, 2009

10.17*	Form of Indemnification Agreement for Officers – Canada	Exhibit 10.17, Form 10-K filed March 16, 2009

10.18*	Form of Indemnification Agreement for Directors	Exhibit 10.18, Form 10-K filed March 16, 2009

10.19*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and William L. Hunter, dated April 23, 2004	Exhibit 10.19, Form 10-K filed March 16, 2009

10.20*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and K. Thomas Bailey, dated August 8, 2007 **	Exhibit 10.20, Form 10-K filed March 16, 2009

10.21*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and David D. McMasters, dated October 30, 2007 **	Exhibit 10.21, Form 10-K filed March 16, 2009

10.22*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Rui Avelar, dated October 15, 2007	Exhibit 10.22, Form 10-K filed March 16, 2009

10.23*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Jeffrey Walker, dated October 15, 2007 **	Exhibit 10.23, Form 10-K filed March 16, 2009

10.24*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Chris J.W. Dennis, dated December 17, 2007 (as amended)**	Exhibit 10.24, Form 10-K filed March 16, 2009

10.25*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Gary Ingenito, dated November 26, 2007 **	Exhibit 10.25, Form 10-K filed March 16, 2009

10.26*	Angiotech Pharmaceuticals, Inc. 2001 Stock Option Plan	Exhibit to Form S-8, filed September 27, 2001

10.27*	Angiotech Pharmaceuticals, Inc. 2004 Stock Option Plan	Exhibit 10.27, Form 10-K filed March 16, 2009

10.28*	Angiotech Pharmaceuticals, Inc. 2006 Stock Incentive Plan	Exhibit 10.28, Form 10-K filed March 16, 2009

10.29*	American Medical Instruments Holdings, Inc. 2003 Stock Option Plan	Exhibit 10.29, Form 10-K filed March 16, 2009

13	Disclosure incorporated by reference into Part II of this Annual Report on Form 10-K.	Filed herewith

14.1	Code of Ethics for Chief Executive Officer	Exhibit 14.1, Form 10-K filed March 16, 2009

14.2	Code of Ethics for Chief Financial Officer	Exhibit 14.2, Form 10-K filed March 16, 2009

14.3	Code of Ethics for Directors and Officers	Exhibit 14.3, Form 10-K filed March 16, 2009

14.4	Guide of Standards and Business Conduct	Exhibit 1, Form 6-K filed April 18, 2007

21	List of Worldwide Subsidiaries	Exhibit 21, Form 10-K filed March 16, 2009

24.1	Power of Attorney	Signature page to Form 10-K filed March 16, 2009

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

** portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.
Date: March 23, 2009	By:	/s/ K. Thomas Bailey
K. Thomas Bailey Chief Financial Officer