Form 10-Q
period 2009-03-31
ANGIOTECH PHARMACEUTICALS INC
filed 2009-05-08
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

85,121,983 Common Shares, no par value, as of May 5, 2009

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets

Cash and cash equivalents [note 5]	$64,523	$38,952
Short-term investments [note 6]	1,695	848
Accounts receivable	28,270	25,524
Inventories [note 7]	39,530	38,594
Deferred income taxes, current portion	3,834	3,820
Prepaid expenses and other current assets	3,842	5,234

Total current assets	141,694	112,972

Long-term investments	1,561	1,561
Assets held for sale	8,422	8,422
Property, plant and equipment [note 8]	47,860	49,108
Intangible assets [note 9]	187,224	195,477
Deferred financing costs [note 11]	13,692	11,363
Other assets	708	6,294

Total assets	$401,161	$385,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	$48,055	$46,620
Income taxes payable	7,011	8,071
Interest payable on long-term debt	11,091	6,514
Deferred revenue, current portion	210	210

Total current liabilities	66,367	61,415

Deferred revenue	947	999
Deferred leasehold inducement	3,127	2,780
Deferred income taxes	38,955	40,577
Other tax liabilities	3,160	3,145
Long-term debt [note 11]	575,000	575,000
Other liabilities	953	1,154

Total non-current liabilities	622,142	623,655

Commitments and contingencies [note 14]

Stockholders’ deficit
Share capital [note 13]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
March 31, 2009 – 85,121,983
December 31, 2008 – 85,121,983	472,739	472,739
Additional paid-in capital	32,493	32,107
Accumulated deficit	(831,229)	(843,673)
Accumulated other comprehensive income	38,649	38,954

Total stockholders’ deficit	(287,348)	(299,873)

Total liabilities and stockholders’ deficit	$401,161	$385,197

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE
Royalty revenue	$17,111	$28,929
Product sales, net	46,136	47,727
License fees	25,053	53

	88,300	76,709

EXPENSES
License and royalty fees	2,905	4,371
Cost of products sold	23,966	25,849
Research and development	6,097	16,305
Selling, general and administration	19,572	27,843
Depreciation and amortization	8,265	8,477
In-process research and development	—	2,500

	60,805	85,345

Operating income (loss)	27,495	(8,636)

Other income (expenses):
Foreign exchange gain	732	423
Investment and other (expense) income	(15)	756
Interest expense on long-term debt	(10,044)	(12,120)

Total other expenses	(9,327)	(10,941)

Income (loss) before income taxes	18,168	(19,577)
Income tax expense (recovery)	5,724	(3,814)

Net income (loss)	$12,444	$(15,763)

Basic net income (loss) per common share:	$0.15	$(0.19)
Diluted net income (loss) per common share:	$0.14	$(0.19)

Basic weighted average number of common shares outstanding (in thousands)	85,121	85,106
Diluted weighted average number of common shares outstanding (in thousands)	87,414	85,106

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	equity
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072

Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)

Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	income	(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$12,444	$(15,763)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,108	9,474
Unrealized foreign exchange gain	(146)	(12)
Deferred leasehold inducements	(59)	(59)
Deferred income taxes	(1,583)	(5,680)
Stock-based compensation expense	386	817
Deferred revenue	(53)	(53)
Non-cash interest expense	618	558
In-process research and development	—	2,500
Other	44	—
Net change in non-cash working capital items relating to operations [note 18]	9,231	(8,224)

Cash provided by (used in) operating activities	29,990	$(16,442)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(743)	(3,397)
In-process research and development	—	(2,500)
Other	239	69

Cash used in investing activities	(504)	$(5,828)

FINANCING ACTIVITIES
Deferred financing charges and costs	(4,190)	—
Proceeds from stock options exercised	—	121

Cash (used in) provided by financing activities	(4,190)	$121

Effect of exchange rate changes on cash and cash equivalents	275	615
Net increase (decrease) in cash and cash equivalents	25,571	(21,534)
Cash and cash equivalents, beginning of period	38,952	91,326

Cash and cash equivalents, end of period	$64,523	$69,792

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

We prepared these unaudited interim consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended December 31, 2008.

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at March 31, 2009 and for all periods presented, have been made. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results for the full year ending December 31, 2009.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

2.	SIGNIFICANT ACCOUNTING POLICIES

Other than the changes in accounting policies described below in these interim consolidated financial statements, all accounting policies are the same as described in note 2 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K, as amended by our Form 10-K/A, filed with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for inventory obsolescence, determining stock-based compensation expense and reviewing long-lived assets for impairment. Actual results may differ materially from these estimates.

a) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities and other contractual obligations. We monitor and manage our liquidity risk by preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to monitor and maintain compliance with terms of financing agreements. A key component of managing liquidity risk is also ensuring that operating cash flows are optimized. Our principal objective in managing liquidity risk is to maintain cash and access to cash at levels sufficient to meet our day-to-day operating requirements.

For the three months ended March 31, 2009, we reported a balance of cash and cash equivalents (“cash resources”) of $64.5 million, which represented a net increase in cash resources of $25.5 million as compared to December 31, 2008. During the three months ended March 31, 2009, operating activities provided $30.0 million and we used $0.5 million to fund capital expenditures (mainly property, plant and equipment purchases) and $4.2 million for financing activities. Our cash resources are used to support clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate costs. Our cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

During 2008 and continuing in 2009, we undertook various initiatives and developed a plan to manage our operating and liquidity risks including:

•	Reduction of research and development activities and reduction in staffing within the clinical and research departments.

•	Gross margin improvement initiatives including the transfer of certain manufacturing operations to lower cost regions and the closure of the Syracuse, NY operations.

•	Cost containment initiatives including staffing reductions in general and administrative departments, a supplier concession program and other cost reduction initiatives.

•	Selective reduction in certain sales and marketing investments and investments in medical affairs.

•	Postponement of selected planned capital expenditures.

•	Obtained a financing commitment from Wells Fargo Foothill, LLC (“Wells Fargo”) as described below and in Note 11.

•

Completed an Amended and Restated Distribution and License Agreement with our partner Baxter International Inc. (“Baxter”) for which we received an up-front payment of $25.0 million in lieu of future royalty and milestone obligations related to the existing formulations of CoSeal or any future products under the terms of the Amended and Restated Distribution and License Agreement.

We face a number of risks and uncertainties that may significantly impact our ability to generate cash flows from our operations and to fund our capital expenditures and future opportunities that might be available to us. These risks and uncertainties may materially impact our liquidity position in 2009 and future years. The more significant risks and uncertainties that have and may continue to impact our future operating results, cash flows and liquidity position are as follows:

•

Revenue in the our Pharmaceutical Technologies segment improved by $13.2 million for the three months ended March 31, 2009 as compared to the same period in 2008, primarily as a result of license fee income from Baxter of $25.0 million for an Amended and Restated Distribution and License Agreement. This increase was offset by $12.3 million decrease in royalty revenue derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market beginning in 2008. Under the royalty agreements with BSC, we do not control the direct or indirect sales of the TAXUS products. We expect the impact of new competitive conditions to be reflected through the full year 2009 and in subsequent years, which, accordingly, is expected to result in lower revenues and cash flows derived from sales of TAXUS in 2009 and subsequent years.

•

Revenue from the Medical Products segment for the three months ended March 31, 2009 was $46.1 million compared to $47.7 million in the same period in 2008. The current economic environment and increasingly difficult credit markets and liquidity environment may have an impact on our customers and therefore on our product sales in 2009 and future years. In light of these conditions, we are continuously monitoring and managing our sales activities; however, several factors that may affect our revenues are not within our control. In addition, we continue to implement our marketing plans for our newer promoted brand products such as the Quill SRS product line, with the expectation of strong growth during 2009. It is possible that the expected growth in revenue in 2009 for these newer product lines may not be achieved and revenues for other products may decline.

•

Our gross margins for product sales were 48% for the three months ended March 31, 2009 compared to 46% for the three months ended March 31, 2008. These improvements are due primarily to improved product mix and sales of higher margin products, the impact of higher sales volumes on the absorption of fixed overhead and labour costs and the transfer of manufacturing to lower cost regions. During 2009, we may have further changes in the mix or volume of products to be purchased by our customers. In addition, the new manufacturing facilities will be completing their initial full cycles of production. There can be no assurance that these gross margin improvements will continue in the remainder of 2009 or thereafter.

•

We have implemented initiatives to reduce our research and development costs, selling, general and administrative costs and capital expenditures for 2009. We continue to closely monitor costs in relation to sales activity and forecasted revenues. We expect that some limited future costs reductions could be achieved if forecasted revenues are not achieved. However, such cost reductions may affect our future opportunities. In addition, as reported in note 14, we have entered into certain commitments and are exposed to certain contingencies for which the outcome is not necessarily within our control. Acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes in respect of contingencies may require payments earlier than they are currently expected.

•

As noted in Note 11(c), on March 2, 2009 we announced we had obtained a financing commitment from Wells Fargo. The financing includes a delayed draw secured term loan facility of up to $10 million and a secured revolving credit facility, with a borrowing base comprised of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million, subject to certain terms and conditions. As of March 31, 2009, there were no borrowings outstanding under either of the term loan facility or the revolving credit facility. The term loan and the secured credit facility include certain covenants and restrictions with respect to our operations and require us to maintain certain levels of EBITDA and interest coverage ratios, among other terms and conditions. These covenants may limit our ability to borrow under the secured term loan and revolving credit facility or may require repayment. While we expect to be able to maintain the EBITDA and interest coverage covenants during 2009, it is possible that events and circumstances may occur that may affect our ability to operate our business within the restrictions proposed by the financial covenants and other restrictions relating to the term loan and the revolving credit facility.

•

Our future interest payments related to our existing long-term debt continues to be significant. During the three months ended March 31, 2009, we incurred interest expense of $10.0 million on the outstanding long-term debt obligations, as compared to $12.1 million for the same period in 2008. Additional interest expense will be incurred if the term loan or the revolving credit facility described above are utilized. The Senior Floating Rate Notes due 2013 (“Floating Rate Notes”) reset quarterly to an interest rate of 3-month LIBOR plus 3.75% and bear an interest rate of 5.02% at March 31, 2009 compared to 6.83% at March 31, 2008. Volatility in the LIBOR rates and interest rates are outside of our control. We do not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR rate will continue throughout fiscal 2009. Changes in the LIBOR rate will affect interest costs.

•

The Company is significantly leveraged and has significant future interest payments. We are continuing to evaluate a range of financial and strategic alternatives with our financial and legal advisors with respect to our capital structure. There can be no assurance that we will be able to consummate any new financing or other transaction that would be favourable to us. Actions to pursue alternative financing structures may require us to incur additional costs, which may impact our cash and liquidity position.

While we believe that we have developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there can be no assurance that we will be able to achieve any or all of the opportunities we have identified or obtain sufficient liquidity to execute our business plan. Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that we have not yet identified.

b) Recently adopted accounting policies

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard but the impact on accounting for business combinations will be dependent upon future acquisitions.

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS No. 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FAS 141(R). We have adopted this standard but the impact on accounting for business combinations will be dependent upon future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements or EITF Issue 07-01. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF Issue 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF Issue 07-01 is effective for fiscal years beginning December 15, 2008. Adoption of this standard has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS No. 161. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (FIN) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the EITF Issue 08-3, Accounting for Lessees for Maintenance Deposits under Lease Arrangements, or EITF Issue 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF Issue 08-3 is effective for fiscal years beginning after December 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the EITF reached a consensus on EITF Issue 08-4, Transition Guidance for Conforming Changes to EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Subsequent to the issuance of EITF Issue 98-5, certain portions of the guidance contained in EITF Issue 98-5 were nullified by EITF Issue 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’. However, the portions of EITF Issue 98-5 that were nullified by EITF Issue 00-27 were not specifically identified in EITF Issue 98-5, nor were the illustrative examples in EITF Issue 98-5 updated for the effects of EITF Issue 00-27. EITF Issue 08-4 specifically addresses the conforming changes to EITF Issue 98-5 and provides transition guidance for the conforming changes. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock. EITF Issue 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF Issue 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In September 2008, the FASB ratified EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement. EITF Issue 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2008, the EITF Issue 08-6, Equity method Investment Accounting Considerations, or EITF Issue 08-6 addresses a number of matters associated with the impact of SFAS No. 141(R) and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF Issue 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2008, the EITF Issue 08-07, Accounting for Defensive Intangible Assets, or EITF Issue 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard and the impact on accounting for defensive intangible assets will be dependent upon future acquisitions.

On January 12, 2009, the FASB issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends the disclosure requirements of FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107 requires public companies to disclosure the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 is effective for interim periods beginning after June 15, 2009. We have not yet completed our evaluation of FSP FAS No. 107-1.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS No. 115-2. FSP FAS No. 115-2 amends the impairment guidance for certain debt securities and will require an investor to assess the likelihood of selling the security prior to recovering the cost basis. If the investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP FAS 115-2 is effective for interim periods beginning after June 15, 2009. We have not yet completed our evaluation of FSP FAS 115-2.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for Asset or Liability have significantly Decreased and Identifying Transactions that are Not Orderly, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends FAS No. 157, Fair Value Measurements, to provide additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. FSP FAS No. 157-4 provides additional guidance on how fair value measurements might be determined in an active market. FSP FAS No. 157-4 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. We are still assessing the impact of this pronouncement.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of our financial assets, and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates $1.6 million as at March 31, 2009 (December 31, 2008 - $0.8 million). The total fair value of the long-term debt approximates $283.8 million (December 31, 2008 - $224.2 million) and has a carrying value of $575.0 million as at March 31, 2009 and as at December 31, 2008.

The fair values of the short-term investments and long-term debt is based on quoted market prices at March 31, 2009 and at December 31, 2008.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to our long-term debt bearing fixed and variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. These Floating Rate Notes currently bear interest at a rate of 5.02%. We do not use derivatives to hedge against interest rate risks.

•

Foreign exchange rate risk arises as a portion of our investments, revenues and expenses are denominated in currencies other than U.S. dollars. Our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Swiss franc, the Euro, the Danish krone and the UK pound sterling. Foreign exchange risk is primarily managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

•

Credit risk arises as we provide credit to our customers in the normal course of business. We perform credit evaluations of our customers on a continuing basis and the majority of our trade receivables are unsecured. The maximum credit risk loss that we could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Although we do not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At March 31, 2009, accounts receivable is net of an allowance for uncollectible accounts of $258,000 (December 31, 2008 – $270,000).

5.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	March 31, 2009	December 31, 2008
U.S. dollars	$54,973	$21,866
Canadian dollars	2,191	3,942
Swiss franc	2,196	3,053
Euro	2,753	5,263
Danish krone	824	2,022
Other	1,586	2,806

	$64,523	$38,952

6.	SHORT-TERM INVESTMENTS

March 31, 2009	Cost	Gross Unrealized Gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$847	$1,695

December 31, 2008	Cost	Gross Unrealized Gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$—	$848

7.	INVENTORIES

	March 31, 2009	December 31, 2008
Raw materials	$9,434	$10,357
Work in process	14,740	12,232
Finished goods	15,356	16,005

	$39,530	$38,594

8.	PROPERTY, PLANT AND EQUIPMENT

March 31, 2009	Cost	Accumulated Depreciation	Net book value
Land	$4,741	$—	$4,741
Buildings	14,047	1,330	12,717
Leasehold improvements	18,060	5,381	12,679
Manufacturing equipment	19,206	6,814	12,392
Research equipment	7,282	4,607	2,675
Office furniture and equipment	4,256	3,163	1,093
Computer equipment	8,402	6,839	1,563

	$75,994	$28,134	$47,860

December 31, 2008	Cost	Accumulated depreciation	Net book Value
Land	$4,755	$—	$4,755
Buildings	14,200	1,257	12,943
Leasehold improvements	17,944	5,108	12,836
Manufacturing equipment	18,815	6,302	12,513
Research equipment	7,316	4,363	2,953
Office furniture and equipment	3,698	2,486	1,212
Computer equipment	9,000	7,104	1,896

	$75,728	$26,620	$49,108

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three months ended March 31, 2009 amounted to $1.8 million (March 31, 2008 - $1.9 million).

9.	INTANGIBLE ASSETS

March 31, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$128,061	$55,400	$72,661
Customer relationships	110,037	34,661	75,376
In-licensed technologies	55,606	25,765	29,841
Trade names and other	14,234	4,888	9,346

	$307,938	$120,714	$187,224

December 31, 2008	Cost	Accumulated Amortization	Net book value
Acquired technologies	$128,061	$52,303	$75,758
Customer relationships	110,509	32,426	78,083
In-licensed technologies	55,829	24,104	31,725
Trade names and other	14,410	4,499	9,911

	$308,809	$113,332	$195,477

Amortization expense for the three months ended March 31, 2009 amounted to $7.4 million (March 31, 2008 - $8.0 million).

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2009	December 31, 2008
Trade accounts payable	$7,913	$4,700
Accrued license and royalty fees	6,596	4,196
Employee-related accruals	14,118	17,382
Accrued professional fees	6,729	9,888
Accrued contract research	2,440	2,121
Other accrued liabilities	10,259	8,333

	$48,055	$46,620

11.	LONG-TERM DEBT

(a)	Issued and Outstanding Long-Term Debt

	March 31, 2009	December 31, 2008
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000
Term Loan and Revolving Credit Facility (Note 11(c))	—	—

	$575,000	$575,000

(b)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

March 31, 2009	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$2,645	$5,355
7.75% Senior Subordinated Notes	8,718	3,269	5,449
Term Loan and Revolving Credit Facility (Note 11 (c))	2,947	59	2,888

	$19,665	$5,973	$13,692

December 31, 2008	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$2,358	$5,642
7.75% Senior Subordinated Notes	8,718	2,997	5,721

	$16,718	$5,355	$11,363

(c)	Term Loan and Revolving Credit Facility

On March 2, 2009, we announced that we had completed a financing transaction with Wells Fargo Foothill LLC. The financing includes a delayed draw secured term loan facility of up to $10 million and a secured revolving credit facility, with a borrowing base comprised of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. As of March 31, 2009, there were no borrowings outstanding under either the term loan facility or the revolving credit facility.

At any time, the amount of financing available under the revolving credit facility may be significantly less than $22.5 million and is expected to fluctuate from month to month with changes in levels of finished goods inventory and accounts receivable. Any borrowings outstanding under the term loan and revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the term loan and revolving credit facility is 2.25% and the LIBOR rate was 1.19% on March 31, 2009, a 0.5% increase or decrease in the LIBOR rate as of March 31, 2009 would have no impact on interest payable under the credit facilities.

The term loan and revolving credit facility include certain covenants and restrictions with respect to our operations and require us to maintain certain levels of EBITDA and interest coverage ratios, among other terms and conditions. Repayment of any amounts drawn under the term loan and revolving credit facility are required at certain points in time with ultimate maturity being February 27, 2013. Amounts repaid under the secured term loan, and prepayments made under the revolving credit facility in certain circumstances, cannot be re-borrowed by us. The purpose of this financing is to provide additional liquidity and capital resources for working capital and general corporate purposes.

12.	INCOME TAXES

For the three months ended March 31, 2009 we recorded an income tax expense of $5.7 million compared to an income tax recovery of $3.8 million for the three months ended March 31, 2008. The income tax expense for the three months ended March 31, 2009 is primarily due to the recognition of prepaid taxes in connection with the intellectual property subject to the licensing transaction with Baxter, a net earnings from operations and the amortization of identifiable intangible assets.

The effective tax rate for the three months ended March 31, 2009 was 31.5% compared to an effective tax rate of 19.5% for the same period in 2008. The effective tax rate for the current period is higher than the statutory Canadian tax rate of 30.0% and is primarily due to the net effect of higher tax rates on earnings in foreign jurisdictions and valuation allowances on net operating losses.

13.	SHARE CAPITAL

During the three months ended March 31, 2009, we issued nil (March 31, 2008 – 48,000) common shares upon exercises of stock options. We issue new shares to satisfy stock option exercises.

(a) Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded our previous stock option plans. The 2006 Plan incorporated all of the options granted under our previous stock option plans and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, Board of Directors, and persons providing ongoing management or consulting services. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option. The exercise price of the options is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and our 2004 Stock Incentive Plan (“2004 Plan”), the term may not exceed five years. For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options granted are also subject to certain vesting provisions. Options generally vest monthly after being granted over varying terms from 2 to 4 years. Any one person is permitted, subject to the approval of the Board of Directors, to receive options and tandem SARs to acquire up to 5% of our issued and outstanding common shares.

A summary of CDN dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Exercised	48,000	2.50
Forfeited	127,000	15.74

Outstanding at March 31, 2008	7,500,944	$15.63	2.93	$—

Exercisable and expected to vest at March 31, 2008	6,272,728	$16.60	2.75	$—

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	$9.81	3.07	$1,059

Exercisable and expected to vest at March 31, 2009	7,242,730	$9.81	2.52	$50

These options expire at various dates from June 5, 2009 to March 9, 2014.

A summary of U.S. dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$—
Forfeited	240,000	11.35

Outstanding at March 31, 2008	811,218	$8.81	3.62	$—

Exercisable and expected to vest at March 31, 2008	272,315	$10.62	2.71	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	$2.01	4.35	$715

Exercisable and expected to vest at March 31, 2009	2,147,662	$2.01	3.14	$38

These options expire at various dates from January 26, 2010 to March 9, 2014.

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which is exercisable for approximately 3,852 of our common shares upon exercise. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of our common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007 and March 31, 2008	443,012	$15.44	7.94	$—

Exercisable at March 31, 2008	55,378	$15.44	7.94	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	$—

Exercisable and expected to vest at March 31, 2009	297,459	$15.44	6.94	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

We recorded stock-based compensation expense of $386,000 for the three months ended March 31, 2009 ($817,000 for the three months ended March 31, 2008) relating to awards granted under our stock option plan, modified or settled subsequent to October 1, 2002. The estimated fair value of the stock options granted is amortized to expense on a straight-line basis over the vesting period and was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for the three months ended March 31, 2009:

Three months ended March 31, 2009
Dividend Yield	Nil
Expected Volatility	1.105 – 1.155
Weighted Average Volatility	1.132
Risk-free Interest Rate	1.46% – 1.47%
Expected Term (Years)	3

The weighted average fair value of stock options granted in the three months ended March 31, 2009 are presented below:

Three months ended March 31, 2009
CDN$ options	$0.26
U.S.$ options	$0.18

There were no stock options granted in the three months ended March 31, 2008.

A summary of the status of nonvested options as of March 31, 2009 and changes during the three months ended March 31, 2009, is presented below:

Nonvested CDN$ options	No. of optioned shares	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2008	1,968,003	$1.24
Vested	(182,833)	2.11
Granted	1,434,000	0.26

Nonvested at March 31, 2009	3,219,170	$0.68

Nonvested U.S. $ options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	1,420,490	$0.60
Vested	(115,184)	0.93
Granted	1,228,500	0.18

Nonvested at March 31, 2009	2,533,806	$0.31

Nonvested AMI options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	313,478	$6.51
Vested	(86,675)	6.51
Forfeited	(10,112)	6.51

Nonvested at March 31, 2009	216,691	$6.51

As of March 31, 2009, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 2.5 years.

As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 3.0 years on a straight-line basis as a charge to income. The total fair value of options vested during the three months ended March 31, 2009 was $564,000 (March 31, 2008 – $360,000).

During the three months ended March 31, 2009 and 2008, the following activity occurred:

	Three months ended March 31,
(in thousands)	2009		2008
Total intrinsic value of stock options exercised
CDN dollar options	$	n/a	$33
U.S. dollar options		n/a	n/a

Total fair value of stock awards vested		$851	$1,070

Cash received from stock option exercises for the three months ended March 31, 2008 was $121,000. There were no stock option exercises for the three months ended March 31, 2009.

14.	COMMITMENTS AND CONTINGENCIES

(a) Commitments

We have entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. We may also be required to make milestone, royalty, and other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. We accrue for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. We do not accrue for these payments if the outcome of achieving these milestones is not determinable. Our significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, we may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and development milestones. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five-year period from July 1, 2006, subject to certain conditions.

National Institutes of Health (“NIH”)

In November 1997, we entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH, whereby we were granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, we agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and ZILVER sales by Cook Medical Inc. At March 31, 2009, we have accrued royalty fees of $5.5 million payable to NIH under this agreement related to royalties on sales in the third and fourth quarters of 2008.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, we may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of March 31, 2009, we have paid $0.7 million towards the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy track plug.

Rex Medical LP (“Rex Medical”)

In March 2008, we entered into an agreement with Rex Medical to manufacture and distribute the OptionTM Vena Cava Filter. Under terms of this agreement, we may be required to make contingent payments of up to $7.5 million upon achievement of certain regulatory and commercialization milestones. In addition, we have committed to making escalating royalty payments of 30% to 47.5% based on annual net sales of these products.

(b) Contingencies

i)	From time to time, we may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. We believe that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if it does not prevail in the final, non-appealable determinations of such matters. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

ii)	BSC, a licensee, is often involved in legal proceedings (to which we are not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time.

iii)	On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement. On May 3, 2006, the Dutch trial court ruled in our favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against Sahajanand (finding our patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. This amendment is due to the court on the extended due date of May 19, 2009. A date for the court’s decision on infringement has not yet been set. The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

iv)	On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, we as Buyer, and LaSalle Bank as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle Bank received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the U.S. District Court Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion. The escrow amounts have been included in the acquisition cost related to the AMI acquisition and amounts held in escrow are not reflected as financial assets in the consolidated financial statements.

v)	In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. We have submitted a Motion for Summary Judgment to the court based upon the Markman decision. No hearing date has yet been set by the court.

vi)	At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:

•

In EP0774964 (which is licensed from the Massachusetts Institute of Technology) the patent was revoked after a hearing held July 17, 2007. An appeal was filed on October 2, 2007. An oral hearing was to be held at the EPO on March 19, 2009, but was cancelled when the Massachusetts Institute of Technology filed a request for withdrawal of the patent. On March 16, 2009, the EPO issued a notice terminating the proceedings and revoking the patent.

•	In EP0784490, an oral hearing has been scheduled for October 1, 2009.

•

In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008 and thereafter revoked this patent. An appeal was filed on April 22, 2008. The parties have been summoned to attend an oral hearing on the appeal at the EPO on June 19, 2009. On February 26, 2009, BSC submitted a request to withdraw from the oral hearing.

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation), an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006 and briefs are being exchanged.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008, stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision.

•	In EP1118325 (which is licensed from the NIH), an oral hearing was held on April 7, 2009, and the patent was upheld. The decision is appealable.

•	In EP1155689, briefs are being exchanged.

•

In EP1407786 (which is licensed from (and to) BSC), the patent was revoked in a decision from the EPO on December 9, 2008. An appeal was filed on January 30, 2009. An appeal was also filed on behalf of the opponent on April 8, 2009.

•	In EP1429664, an oral hearing has been scheduled for May 27, 2009.

•	In EP1159974, briefs are being exchanged.

•	In EP0991359, our response to the opposition is to be filed prior to the extended deadline of May 15, 2009.

•	In EP0876165, an oral hearing has been scheduled for June 24, 2009.

vii)	On July 7, 2008, we entered into a note purchase agreement with Ares Management (“Ares”) and New Leaf Venture Partners (“New Leaf”) under which Ares and New Leaf agreed to purchase between $200 and $300 million, at our option, of convertible notes to be issued by the newly formed subsidiary. In addition, during the year ended December 31, 2008, we made a tender offer for our Senior Floating Rate Notes and Senior Subordinated Notes for an aggregate purchase price of $165 million including accrued and unpaid interest and certain premiums. On September 23, 2008, we announced the termination of the tender offer for the outstanding Senior Floating Rate Notes and outstanding Senior Subordinated Notes, and the transaction was abandoned. If we agree to an alternative transaction, as defined in the note purchase agreement with Ares and New Leaf, within 12 months of termination of the note purchase agreement, we may be required to pay Ares and New Leaf $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million upon our agreement to such alternative transaction. In connection with certain types of alternative transactions, we may also be required under the terms of agreements with certain advisors to pay fees to such advisors, whether or not such advisors participate in such alternative transaction.

15.	SEGMENTED INFORMATION

We operate in two reportable segments: (i) Pharmaceutical Technologies and (ii) Medical Products. We report segmented information to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance.

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

The following tables represent reportable segment information for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Revenue
Pharmaceutical Technologies	$42,164	$28,982
Medical Products	46,136	47,727

Total revenue	88,300	76,709

Licence and royalty fees – Pharmaceutical Technologies	2,905	4,371
Cost of products sold – Medical Products	23,966	25,849

Gross margin
Pharmaceutical Technologies	39,259	24,611
Medical Products	22,170	21,878

Total gross margin	61,429	46,489

Research and development	6,097	16,305
Selling, general and administration	19,572	27,843
Depreciation and amortization	8,265	8,477
In-process research and development	—	2,500

Operating income (loss)	27,495	(8,636)
Other expenses	(9,327)	(10,941)

Income (loss) before income taxes	18,168	$(19,577)

During the three months ended March 31, 2009, revenue from two licensees represented approximately 47% of total revenue. During the three months ended March 31, 2008, revenue from one licensee represented approximately 35% of total revenue.

We allocate our assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Total assets
Pharmaceutical Technologies	$91,900	$67,506
Medical Products	309,261	317,691

Total assets	$401,161	$385,197

The following table represents capital expenditures for each reportable segment at March 31, 2008 and 2007:

	March 31, 2009	March 31, 2008
Capital expenditures
Pharmaceutical Technologies	$39	$535
Medical Products	754	3,524

Total capital expenditures	$793	$4,059

16.	RESTRUCTURING CHARGES

During the three months ended March 31, 2009, we recorded charges of $0.3 million related to various relocation activities at our Puerto Rico location associated with capacity rationalization and consolidation in the Medical Products segment. For the three months ended March 31, 2008, we recorded charges of $1.7 million consisting of $0.7 million for various relocation activities at our Syracuse and Puerto Rico locations and $1.0 million related to employee severance benefits at our Syracuse plant location. Only expenses related to the Syracuse and Puerto Rico locations are recorded as restructuring charges.

As at March 31, 2009, a liability of $2.5 million (December 31, 2008 – $4.1 million) was accrued related to the severance cost associated with our Syracuse location and we have terminated or transferred all of the employees from our Syracuse location.

The charges related to relocation activities are being recorded as incurred.

The expenses recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities require us to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Changes in the accrued liability for restructuring charges are as follows:

Severance Benefits
Balance, December 31, 2007	$3,227
Severances charged	1,664
Accretion expense	156
Severances paid	(973)

Balance, December 31, 2008	$4,074
Severances paid	(1,594)

Balance, March 31, 2009	$2,480

17.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share was calculated as follows:

	Three months ended March 31,
	2009	2008
Numerator:
Net income (loss)	$12,444	$(15,763)

Denominator:
Basic weighted average common shares outstanding	85,121	85,106
Dilutive effect of stock options	2,293	—

Diluted weighted average common shares outstanding	87,414	85,106

Basic net income (loss) per common share:	$0.15	$(0.19)
Diluted net income (loss) per common share:	$0.14	$(0.19)

18.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended March 31,
	2009	2008
Accounts receivable	$(2,999)	$(4,376)
Inventories	(1,031)	773
Prepaid expenses and other assets	6,952	1,530
Accounts payable and accrued liabilities	2,792	(909)
Income taxes payable	(1,060)	175
Interest payable on long term debt	4,577	(5,417)

	$9,231	$(8,224)

Supplemental disclosure:

	Three months ended March 31,
	2009	2008
Income taxes paid	$1,410	$931
Deferred financing charges and costs accrued but not paid	1,337	—

19.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008 for our direct and indirect subsidiaries that serve as guarantors of the Senior Subordinated Notes and the Senior Floating Rate Notes, and for our subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee our debt. All of our subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at March 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$41,311	$13,702	$9,510	$—	$64,523
Short term investments	1,695	—	—	—	1,695
Accounts receivable	396,416	73,099	256,540	(697,785)	28,270
Inventories	—	32,684	8,335	(1,489)	39,530
Deferred income taxes, current portion	—	3,834	—	—	3,834
Prepaid expenses and other current assets	1,309	2,153	380	—	3,842

Total Current Assets	440,731	125,472	274,765	(699,274)	141,694

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	72,682	285,666	—	(358,348)	—
Assets held for sale	5,322	3,100	—	—	8,422
Property, plant and equipment	8,700	29,965	9,195	—	47,860
Intangible assets	14,408	150,740	22,076	—	187,224
Goodwill	—	—	—	—	—
Deferred financing costs	10,803	2,889	—	—	13,692
Other assets	81	522	105	—	708

Total Assets	$553,552	$598,354	$306,877	$(1,057,622)	$401,161

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$255,299	$424,973	$65,582	$(697,798)	$48,055
Income taxes payable	(1,513)	6,913	1,611	—	7,011
Interest payable on long-term debt	11,091	—	—	—	11,091
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	264,877	431,886	67,403	(697,798)	66,367

Deferred revenue	—	—	947	—	947
Deferred leasehold inducement	2,703	424	—	—	3,127
Deferred income taxes	(1,683)	40,130	508	—	38,955
Other tax liabilities	2,299	596	265	—	3,160
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	184	769	—	953

Total Non-current Liabilities	578,319	41,334	2,489	—	622,142

Shareholders’ (Deficit) Equity

Share capital	472,739	917,189	262,209	(1,179,398)	472,739
Additional paid in capital	32,493	91,406	18,059	(109,465)	32,493
Accumulated deficit	(815,764)	(881,096)	(61,652)	927,283	(831,229)
Accumulated other comprehensive income	20,888	(2,364)	18,369	1,756	38,649

Total Shareholders’ (Deficit) Equity	(289,644)	125,135	236,986	(359,824)	(287,348)

Total Liabilities and Shareholders’ (Deficit) Equity	$553,552	$598,354	$306,877	$(1,057,622)	$401,161

Condensed Consolidating Balance Sheet

As at December 31, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$10,180	$6,572	$22,200	$—	$38,952
Short term investments	848	—	—	—	848
Accounts receivable	397,846	73,663	258,349	(704,334)	25,524
Inventories	—	31,939	7,824	(1,169)	38,594
Deferred income taxes, current portion	—	3,820	—	—	3,820
Prepaid expenses and other current assets	1,674	3,074	486	—	5,234

Total Current Assets	410,548	119,068	288,859	(705,503)	112,972

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	60,204	292,438	—	(352,642)	—
Assets held for sale	5,322	3,100	—		8,422
Property, plant and equipment	9,194	30,326	9,588	—	49,108
Intangible assets	15,112	158,097	22,268	—	195,477
Goodwill	—	—	—	—	—
Deferred financing costs	11,363	—	—	—	11,363
Deferred income taxes	—	—	—	—	—
Other assets	271	5,911	112	—	6,294

Total Assets	$512,839	$608,940	$321,563	$(1,058,145)	$385,197

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$232,391	$418,529	$100,057	$(704,357)	$46,620
Income taxes payable	(1,260)	6,974	2,357	—	8,071
Interest payable on long-term debt	6,514	—	—	—	6,514
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	237,645	425,503	102,624	(704,357)	61,415

Deferred revenue	—	—	999	—	999
Deferred leasehold inducement	2,768	12	—	—	2,780
Deferred income taxes	(1,959)	42,010	526	—	40,577
Other tax liabilities	2,292	585	268	—	3,145
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	272	882	—	1,154

Total Non-current Liabilities	578,101	42,879	2,675	—	623,655

Shareholders’ (Deficit) Equity

Share capital	472,739	917,189	262,209	(1,179,398)	472,739
Additional paid in capital	32,108	91,405	18,059	(109,465)	32,107
Accumulated deficit	(827,794)	(866,180)	(83,019)	933,319	(843,674)
Accumulated other comprehensive income	20,040	(1,856)	19,014	1,756	38,954

Total Shareholders’ (Deficit) Equity	(302,907)	140,558	216,264	(353,788)	(299,874)

Total Liabilities and Shareholders’ (Deficit) Equity	$512,839	$608,940	$321,563	$(1,058,145)	$385,197

Condensed Consolidating Statement of Operations

Three months ended March 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$14,904	$1,069	$1,138	$—	$17,111
Product sales, net	—	36,805	14,163	(4,832)	46,136
License fees	—	28	25,025	—	25,053

	14,904	37,902	40,326	(4,832)	88,300

EXPENSES
License and royalty fees	2,905	—	—	—	2,905
Cost of products sold	55	19,107	9,315	(4,511)	23,966
Research & development	4,014	2,016	67	—	6,097
Selling, general and administration	3,971	13,178	2,423	—	19,572
Depreciation and amortization	1,194	4,118	2,953	—	8,265

	12,139	38,419	14,758	(4,511)	60,805

Operating income (loss)	2,765	(516)	25,567	(321)	27,495

Other income (expense)
Foreign exchange gain (loss)	6,791	(2,026)	(4,022)	(11)	732
Investment and other income	(23)	(2)	10	—	(15)
Interest expense on long-term debt	(9,985)	267	(326)	—	(10,044)
Dividend income	—	2,000	—	(2,000)	—

Total other expenses	(3,217)	239	(4,338)	(2,011)	(9,327)

Income (loss) before income taxes	(452)	(277)	21,229	(2,332)	18,168
Income tax (recovery) expense	(5)	4,244	1,486	—	5,724

Income (loss) from operations	(447)	(4,521)	19,744	(2,332)	12,444
Equity in subsidiaries	16,849	(5,155)	—	(11,694)	—

Net income (loss)	$16,402	$(9,676)	$19,744	$(14,026)	$12,444

Condensed Consolidating Income Statement

Three months ended March 31, 2008

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
REVENUE
Royalty revenue	$27,202	$524	$1,203	$—	$28,929
Product sales, net	—	31,887	16,992	(1,152)	47,727
License fees	—	(21)	74	—	53

	$27,202	$32,390	$18,269	$(1,152)	$76,709

EXPENSES
License and royalty fees	$4,368	$3	$—	$—	$4,371
Cost of products sold	—	16,327	10,104	(582)	25,849
Research and development	9,656	6,362	287	—	16,305
Intercompany R&D charges	1,432	(1,952)	419	101	—
Selling, general and administration	7,106	15,554	5,183	—	27,843
Depreciation and amortization	1,162	6,012	1,167	136	8,477
In-process research and development	—	2,500	—	—	2,500

	$23,724	$44,806	$17,160	$(345)	$85,345

Operating income	3,478	(12,416)	1,109	(807)	(8,636)

Other income (expenses):
Foreign exchange gain (loss)	$(54)	$4,824	$(4,296)	$(51)	$423
Investment and other income	351	62	340	3	756
Interest income (expense)	119	(18,226)	5,990	(3)	(12,120)
Dividend income	20,000	—	—	(20,000)	—
Management fees	(617)	572	(56)	101	—

Total other income (expenses)	$19,799	$(12,768)	$1,978	$(19,950)	$(10,941)

Income (loss) from continuing operations before income taxes	$23,277	$(25,184)	$3,087	$(20,757)	$(19,577)
Income tax expense (recovery)	212	(5,958)	1,932	—	(3,814)

Income (loss) from continuing operations	23,065	(19,226)	1,155	(20,757)	(15,763)

Subsidiaries income (loss)	$(37,014)	$(10,096)	$—	$47,110	$—
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net (loss) income	$(13,949)	$(29,322)	$1,155	$26,353	$(15,763)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash provided by operating activities	$40,325	$4,884	$(15,219)	$—	$29,990

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39)	(684)	(20)	—	(743)
Other	—	334	(95)	—	239

Cash used in investing activities	(39)	(350)	(115)	—	(504)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(2,580)	(1,610)	—	—	(4,190)
Dividends received / (paid)	—	2,000	(2,000)	—	—
Intercompany notes payable/receivable	(6,576)	2,205	4,371	—	—

Cash (used in) provided by financing activities	(9,156)	2,595	2,371	—	(4,190)

Effect of exchange rate changes on cash and cash equivalents	—	2	273	—	275
Net increase (decrease) in cash and cash equivalents	31,130	7,131	(12,690)	—	25,571
Cash and cash equivalents, beginning of year	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of year	$41,311	$13,702	$9,510	$—	$64,523

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2008

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$3,876	$(8,771)	$8,453	$(20,000)	$(16,442)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(658)	$(2,378)	$(361)	$—	$(3,397)
In-process research and development	(2,500)	—	—	—	(2,500)
Other assets	(878)	762	185	—	69

Cash (used in) provided by investing activities	$(4,036)	$(1,616)	$(176)	$—	$(5,828)

FINANCING ACTIVITIES:
Share capital issued	$—	$—	$—	$—	$—
Dividends paid	—	—	(20,000)	20,000	—
Notes receivable / payable	(1,693)	(677)	2,370	—	—
Proceeds from stock options exercised and share capital issued	121	—	—	—	121

Cash (used in) provided by financing activities	$(1,572)	$(677)	$(17,630)	$20,000	$121

Effect of exchange rate changes on cash	—	20	595	—	615
Net increase (decrease) in cash and cash equivalents	(1,722)	(11,044)	(8,758)	—	(21,534)
Cash and cash equivalents, beginning of year	23,790	20,334	47,202	—	91,326

Cash and cash equivalents, end of year	$22,058	$9,290	$38,444	$—	$69,792

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three months ended March 31, 2009

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”), dated March 31, 2009, provides an update to the MD&A for the year ended December 31, 2008 and should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2009 and our audited consolidated financial statements for the year ended December 31, 2008, both of which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Additionally, the MD&A and unaudited consolidated financial statements for the three months ended March 31, 2009 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2008 audited consolidated financial statements and our 2008 Annual Report on Form 10-K (as amended by our Form 10-K/A, the “10-K”), are available by accessing the SEDAR website at www.sedar.com or the the SEC’s IDEA website at idea.sec.gov.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the remainder of 2009 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Many such known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; the requirement for substantial funding to conduct research and development, to expand manufacturing and commercialization activities; and any other factors that may affect our performance.

In addition, our business is subject to certain operating risks that may cause any results expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q to differ materially from our actual results. These operating risks include: our ability to attract and retain qualified personnel; our ability to successfully complete pre-clinical and clinical development of our products; changes in our business strategy or development plans; our failure to obtain patent protection for discoveries; loss of patent protection resulting from third-party challenges to our patents; commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; our ability to obtain and enforce timely patent and other intellectual property protection for our technology and products; the ability to enter into, and to maintain, corporate alliances relating to the development and commercialization of our technology and products; market acceptance of our technology and products; our ability to successfully manufacture, market and sell our products; the availability of capital to finance our activities; our ability to restructure and to service our debt obligations; and any other factors referenced in our other filings with the applicable Canadian securities regulatory authorities or the SEC.

For a more thorough discussion of the risks associated with our business, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Given these uncertainties, assumptions and risk factors, investors are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future results, events or developments.

This Quarterly Report on Form 10-Q contains forward-looking information that constitutes “financial outlooks” within the meaning of applicable Canadian securities laws. We have provided this information to give shareholders general guidance on management’s current expectations of certain factors affecting our business, including our financial results. Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the three months ended March 31, 2009, we recorded $46.1 million in direct sales of our various medical products and components and $42.2 million in royalties and license fees received from our partners.

Our research and development efforts focus on understanding and characterizing biological conditions that often occur concurrent with medical device implantation, surgery or acute trauma, including scar formation and inflammation, cell proliferation, bleeding and coagulation, infection and tumor tissue overgrowth. Our strategy is to utilize our various technologies in the areas of drugs, drug delivery, surface modification, biomaterials and medical devices to create and commercialize novel, proprietary medical products that reduce surgical procedure side effects, improve surgical outcomes, shorten hospital stays, or are easier or safer for a physician to use.

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

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing collaborations with major medical device, pharmaceutical or biomaterials companies and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies. Currently, our principal revenues in this segment are from royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems incorporating the drug paclitaxel.

Medical Products

Our Medical Products segment manufactures and markets a wide range of single-use specialty medical products, primarily medical device products and medical device components. These products are sold directly to end users or other third-party medical device manufacturers. This segment contains two specialized direct sales and distribution organizations as well as significant manufacturing capabilities. Many of our medical products are made using our proprietary manufacturing processes or are protected by our intellectual property. Our Medical Products segment may apply certain of our proprietary technologies to its products to create novel, next-generation medical products to market directly to end users or medical products distributors.

Proprietary Medical Products. Certain of our product lines, which constitute our Proprietary Medical Products, are marketed and sold by our two direct sales groups. We believe these product lines contain technology advantages that may provide for more substantial revenue growth potential as compared to our overall product portfolio. Our significant currently marketed Proprietary Medical Products include (i) our Quill™ SRS wound closure product line, which is marketed and sold by our Surgical Products Sales Group, and (ii) our HemoStream™ dialysis catheter, our Skater line of drainage catheters, our BioPince™ full core biopsy device, our EnSnare™ retrieval device and our V+Pad™ hemostatic pad which are marketed and sold by our Interventional Products Sales Group. Our Proprietary Medical Products continued to demonstrate higher revenue growth as compared to our overall product portfolio, consistent with recent prior quarters. Revenue growth for these products in the first quarter of 2009 was approximately 28% as compared to the first quarter of 2008 and 10% as compared to the fourth quarter of 2008. Excluding the impact of foreign currency changes between the respective periods, the revenue growth figures indicated above would have been 35% and 10% respectively.

Base Medical Products. Certain of our product lines, which constitute our Base Medical Products, represent more mature finished goods product lines in the general surgery and ophthalmology areas or medical device components manufactured by us and sold to other third party medical device manufacturers who assemble those components into finished medical devices. Sales of our Base Medical Products are supported by a small group of direct sales personnel, as well as a network of independent sales representatives and medical product distributors. Sales of our Base Medical Products tend to exhibit greater volatility or slower relative growth, particularly our sales of components to third party medical device manufacturers, which may be impacted by customer concentration and the business issues that certain of our large customers may face, as well as to a more limited extent by economic and credit market conditions. Sales of our Base Medical Products declined by approximately 12% in the first quarter of 2009 as compared to the first quarter of 2008, and declined by approximately 3% as compared to the fourth quarter of 2008. Excluding the impact of foreign currency changes between the respective periods, revenue would have declined by 7% and 3% as compared to the first quarter of 2008 and the fourth quarter of 2008, respectively.

The decline in our Base Medical Products sales as compared to the first quarter of 2008 is due primarily to lower sales of medical device components to other third party medical device manufacturers, particularly sales of surgical needles to one of our largest customers, and to a more limited extent due to negative currency impact relating to sales of certain of our Base Medical Product lines outside of the United States. Manufacturing of surgical needles, as of November 2008, was fully transferred to our facility in Aguadilla, Puerto Rico from our facility in Syracuse, New York. We believe that the closure of our Syracuse production facility in November and the finalization of our move of surgical needle production to Aguadilla, combined with the difficult economic and credit market environment, may have impacted our level of Base Medical Product sales during the first quarter of 2009 as compared to the first quarter of 2008. We currently expect that certain of our customers may increase their order levels later in 2009; however, there can be no assurance that we will record sales of surgical needles to these customers at levels observed in prior periods.

Significant Recent Developments

License Agreement with Baxter International Inc. In March 2009 we announced that we had entered into an Amended and Restated Distribution and License Agreement with our partner Baxter International Inc. (“Baxter”). As consideration for the

Amended and Restated Distribution and License Agreement, we received an up-front payment of $25.0 million. We initially entered into a Distribution and License Agreement with Baxter in 2003 relating to certain intellectual property for our COSEAL® surgical sealant. The Distribution and License Agreement entitled Baxter to market and sell COSEAL worldwide (excluding Japan), from which we have derived royalty revenue from Baxter. The Distribution and License Agreement also gave Baxter an option for distribution rights in Japan. As a result of this amendment, Baxter will obtain worldwide rights to COSEAL and certain additional fields of use for COSEAL, and expanded worldwide rights to COSEAL derivatives. Baxter will owe us no further royalty or milestone obligations relating to the existing formulation of COSEAL or any future products under the terms of the Amended and Restated Distribution and License Agreement.

New Senior Secured Term Loan and Credit Facilities. In March 2009, we announced that we had obtained a new senior secured term loan and revolving credit facility. Wells Fargo Foothill, LLC is the sole arranger, administrative agent and lender for both the term loan and revolving credit facility. This financing includes a delayed draw secured term loan facility of up to $10 million, and a secured revolving credit facility with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. Any borrowings outstanding under the term loan and revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum base LIBOR rate of 2.25%. The term loan and the revolving credit facility include certain covenants and restrictions with respect to our operations, require us to maintain certain levels of Adjusted EBITDA (as defined in the credit agreement governing the term loan and revolving credit facility) and interest coverage ratios, among other terms and conditions, and are secured by certain of the assets of our Canadian and U.S. subsidiaries. The purpose of this financing is to provide additional liquidity and capital resources for working capital and general corporate purposes. We believe this financing will provide enhanced liquidity in the near term and provide us more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs. As of March 31, 2009, we have not drawn on any portion of the term loan facility or the revolving credit facility.

New TAXUS Regulatory Submissions, Clinical Data. In February 2009, we announced that our partner BSC had submitted the final modules for pre-market approval (“PMA”) for both its TAXUS Liberté® Atom™ Paclitaxel-Eluting Coronary Stent System and its TAXUS Liberté Long™ Paclitaxel-Eluting Coronary Stent System to the U.S. Food and Drug Administration (the “FDA”). If approved, the TAXUS Liberté Atom Stent will become BSC’s second 2.25 millimeter diameter drug-eluting stent (“DES”) available in the United States. It will then likely succeed the TAXUS Express™ Atom Stent, which is Boston Scientific’s first approved small stent and the only DES currently approved by the FDA to treat small blood vessels. The TAXUS Liberté Long Stent is designed to be the first 38 millimeter drug-eluting stent available in the United States and will further expand this leading DES portfolio. These PMA submissions include clinical data from the global, multi-center TAXUS ATLAS Small Vessel (“SV”) and Long Lesion (“LL”) studies, designed to compare the performance of the TAXUS Liberté Atom and TAXUS Liberté Long Stents with BSC’s first-generation TAXUS Express Stent. While the second-generation TAXUS Liberté Stent uses identical drug dose, polymer and release kinetics as the TAXUS Express Stent, it features thinner struts and a uniform architecture specifically designed for drug delivery. One-year results from the TAXUS ATLAS SV and LL studies were published in the December 2008 issue of the Journal of American College of Cardiology. The studies both met their primary endpoint of noninferior, nine-month, in-segment diameter stenosis (narrowing of a blood vessel) versus the TAXUS Express Stent control group. They reported a significant reduction in small vessel in-stent restenosis (re-narrowing of a blood vessel) and major adverse coronary events in patients treated with the TAXUS Liberté Atom Stent, and a significantly reduced rate of myocardial infarction (heart attack) in patients with long lesions treated with the TAXUS Liberté Long Stent.

TAXUS Liberté Approval in Japan. In January 2009, we announced that BSC had received approval from the Japanese Ministry of Health, Labor and Welfare to market the TAXUS Liberté in Japan. BSC plans to launch the product in Japan once reimbursement approval is granted. TAXUS Liberté is the only second-generation drug-eluting stent approved for use in Japan. The TAXUS Liberté stent will replace the TAXUS Express2 stent, marketed in Japan since May 2007.

Financial and Strategic Alternatives Process. Over the last two years, revenue in our Pharmaceutical Technologies segment has declined significantly, primarily due to lower royalties derived from sales by BSC of TAXUS coronary stent systems. This decline in royalty revenue has negatively and materially impacted our liquidity and results of operations. During 2008, our management and Board of Directors decided to explore and pursue various restructuring and cost reduction actions, as well as various financial and strategic transactions that could potentially reduce or eliminate our existing debt obligations and improve our working capital position. Our management and Board of Directors continue to believe a transaction of significant size and scope may be necessary to meaningfully address liquidity concerns and the working capital needs of our business. On November 21, 2008, we announced that we had engaged The Blackstone Group to assist us in evaluating various alternatives for our business and capital structure, including, but not limited to, securing interim senior secured financing for working capital and liquidity purposes, evaluating various restructuring alternatives to pursue with the holders of our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) and our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), and assisting us in evaluating proposals or potential proposals from selected parties regarding various financial or strategic alternatives. We accomplished the first phase of the business and capital restructuring with the entry into the secured term loan and revolving credit facility discussed above and we continue to explore various financial and strategic restructuring alternatives.

Ongoing Clinical Programs

The following discussion describes our product candidates, or certain of our partners’ product candidates, that are being evaluated in ongoing human clinical trials and their stage of development:

TAXUS Element™ Platinum Chromium Paclitaxel-Eluting Coronary Stent System. The TAXUS Element paclitaxel-eluting coronary stent system, which is under evaluation in clinical trials being conducted by BSC, is the third generation BSC coronary stent platform that incorporates our research, technology and intellectual property related to the use of paclitaxel. The TAXUS Element stent features BSC’s proprietary platinum chromium alloy, which is designed to enable thinner stent struts, increased flexibility and a lower stent profile while improving radial strength, recoil and radiopacity. In addition, the TAXUS Element stent platform incorporates new balloon technology intended to improve upon BSC’s market-leading Maverick® Balloon Catheter technology.

The TAXUS Element stent system is being evaluated in BSC’s TAXUS PERSEUS clinical program, which was commenced in July 2007. The PERSEUS clinical program is expected to collectively enroll approximately 1,500 patients at 100 U.S. and international centers. The PERSEUS clinical program will evaluate the safety and efficacy of the TAXUS Element stent in two studies. The first study, TAXUS PERSEUS Workhorse, will evaluate the safety and efficacy of the TAXUS Element stent compared to the TAXUS Express2 stent. This study will evaluate 1,264 patients with “workhorse” lesions from 2.75 to 4.0 millimeters. The primary endpoint of the workhorse study is target lesion failure at 12 months, and its secondary endpoint is in-segment percent diameter stenosis at nine months. The second study is the TAXUS PERSEUS Small Vessel study which will compare the TAXUS Element stent to a historic control (TAXUS V de novo bare-metal Express Coronary Stent System). This study will include 224 patients with lesions from 2.25 to 2.75 millimeters. The primary endpoint of the small vessel study is in-stent late loss at nine months, and its secondary endpoint is target lesion failure at 12 months. Study success is dependent on both endpoints.

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

In July 2007 BSC initiated the TAXUS PETAL I First Human Use trial, which is expected to enroll a total of 45 patients in New Zealand, France and Germany. The trial is a non-randomized study with an initial assessment of acute performance and safety (including rates of death, myocardial infarction and target vessel revascularization) at 30 days and six months, with continued annual follow-up to occur for five years. Upon successful completion of this study, BSC has indicated that it intends to begin a pivotal trial which if successful would provide a basis for U.S. and international approvals for the commercialization of the TAXUS Petal stent.

ZILVER PTX Paclitaxel-Eluting Peripheral Vascular Stent System. The ZILVER PTX paclitaxel-eluting peripheral vascular stent, which is under evaluation in clinical trials being conducted by our partner Cook Medical Inc. (“Cook”), is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in peripheral artery disease (“PAD”). The ZILVER PTX paclitaxel-eluting peripheral stent is designed to reduce restenosis following placement of a stent in PAD patients.

The ZILVER PTX is currently undergoing multiple human clinical trials in the United States, Japan, the European Union and selected other countries to assess product safety and efficacy. In January 2007, Cook released nine-month data from its EU clinical study. The preliminary data presented by Cook on the first 60 patients in the randomized trial, which is examining the safety of using Cook’s ZILVER PTX paclitaxel-eluting stent to treat blockages, or lesions, of the superficial femoral artery (“SFA”) above the knee, indicated that the ZILVER PTX stent showed an equal adverse event rate to conventional angioplasty for treating SFA lesions. The ZILVER PTX stent also displayed a zero-percent fracture rate for 41 lesions at six months and 18 lesions at one year.

In June 2008, Cook reported positive interim results from the registry arm of a clinical study designed to measure the efficacy of the ZILVER PTX in treating PAD patients, specifically in the treatment of blockages in the femoropopliteal artery. The results were reported by trial investigators at the 2008 SVS Vascular Annual Meeting, and revealed clinical improvement, excellent durability and fracture resistance, high rates of event-free survival (“EFS”) and freedom from target lesion revascularization (“TLR”). Interim data was compiled at six and 12 months using 435 patients and 200 patients, respectively. The corresponding EFS rates were 94% and 84%, and freedom from TLR was 96% and 88%. Evaluation of stent x-rays is ongoing, and currently suggests stent fractures in approximately one percent of cases at six months and less than two percent of cases at 12 months. In addition, the ZILVER PTX stent exhibited no safety concerns and results were better than expected for Trans-Atlantic Inter-Society Consensus class C and D lesions, occlusions, in-stent restenosis and lesions greater than seven centimeters. Follow-up to the registry arm of the study will continue through two years. In April 2009, Cook reported initial data on two-year follow up from this registry that showed that 82% of patients who were treated with the ZILVER PTX were free from reintervention at two-year follow up. These most recent results were reported at the 31st International Symposium: Charing Cross Controversies Challenges Consensus.

In July 2007, Cook announced that the first U.S. patients in a randomized pivotal human clinical trial of ZILVER PTX were treated at Tri-City Medical Center in Oceanside, CA. The trial is designed to randomize patients to receive either the ZILVER PTX stent or balloon angioplasty. Data from this clinical trial is intended to be used to support submission to the FDA for approval in the United States to market the device. In addition, data collected on Japanese and U.S. patients is expected to be combined for the final evaluation of the device and used for regulatory submissions in both markets for approval.

In September 2008, Cook announced it had completed enrollment in its pivotal human clinical trial for the ZILVER PTX. The 420 patients enrolled in Cook’s randomized trial include peripheral artery disease patients treated in Germany, the United States and Japan. On the same date, Cook announced that it had enrolled an additional 780 patients in the European Union, Canada and Korea in a clinical registry to evaluate the safety of the ZILVER PTX device. Those data have been used for submission in Europe for CE Mark approval to market the device there, with additional regulatory submissions pending in additional markets.

Bio-Seal™ Lung Biopsy Tract Plug System. Bio-Seal is a novel technology designed to prevent air leaks in patients having lung biopsies by plugging the biopsy track with an expanding hydrogel plug. On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture. The plug is absorbed into the body after healing of the puncture site has occurred. Angiotech is the worldwide manufacturer and distributor of the Bio-Seal Lung Biopsy Tract Plug System, which has already received CE Mark approval and is currently marketed and sold in the European Union.

Bio-Seal has undergone a human clinical trial in the United States which was designed to assess the safety and efficacy of Bio-Seal, with the primary endpoint being reduction in rates of pneumothorax in patients undergoing lung biopsy procedures. The study was designed to provide a basis for FDA clearance for the commercialization of Bio-Seal. The prospective, randomized, controlled clinical trial enrolled and randomized 339 patients at 15 different investigational sites. Inspiratory upright chest x-rays were performed at 30 to 60 minutes, 24 hours and 30 days after treatment. The trial enrolled its first patient in October 2005 and completed enrollment in June 2008. In March 2009, we announced positive results from this clinical trial at the Society of Interventional Radiologists Annual Scientific Meeting in San Diego, CA. The trial demonstrated a statistically significant clinical benefit in the group receiving Bio-Seal. The Bio-Seal treatment arm hit the primary end point of clinical success for rate of absence of pneumothorax at each time period as compared to traditional treatment. Based on the per-protocol population, the clinical success rate was 85% using Bio-Seal and 69% in the control group. This difference was statistically significant (p=0.002). Although not powered for statistical analysis, positive trends were also observed for Bio-Seal subjects as compared to the control group in various secondary endpoints, including fewer Bio-Seal subjects admitted to the hospital for pneumothoraces (9.4% vs. 13.6%), fewer chest tube placements in Bio-Seal patients (3.5% vs. 10.7%), and fewer additional chest x-rays required in Bio-Seal patients (0.6% vs. 5.3%).

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

Option™ Vena Cava Filter. The Option™ Vena Cava Filter, which we licensed in March 2008 from our partner Rex Medical L.P. (“Rex Medical”), is under evaluation in a pivotal human clinical trial. We believe this vena cava filter may have a number of potential benefits, which include unique filter apex and retention anchors, insertion potential through either the femoral or jugular route, and through non-thrombogenic material. The purpose of the U.S. multi-center prospective clinical trial is to evaluate the device’s safety and efficacy in preventing pulmonary emboli, and to assess the ability to retrieve the device from the body up to 175 days following implantation. Interim results of the pivotal trial were presented at the AIM/Veith Meeting in New York in November 2008. The complete results, representing a total of 100 patients, were presented at the 2009 Society of Interventional Radiology in San Diego, CA on March 9, 2009. Succesful filter implantation was achieved in 100% of the subjects and the filter was successfully retrieved in 92.3% of subjects. Clinical success, which was achieved in 88% of subjects, was defined as placement of the filter without subsequent pulmonary embolism, significant filter migration or embolization, symptomatic caval thrombosis or other complications requiring filter removal or invasive intervention. The clinical data from this trial has been submitted by Rex Medical to the FDA. The FDA has responded to the submission with additional questions about the study, and Rex Medical has submitted its response. Upon receipt of the FDA’s response to this submission, we and Rex Medical will determine the timing of product launch or any further development work necessary to achieve approval, should we choose to continue the development of this product candidate.

MultiStem® Stem Cell Therapy. The MultiStem stem cell therapy is under evaluation in clinical trials being conducted together with our partner Athersys, Inc. (“Athersys”) for the treatment of acute myocardial infarction. MultiStem stem cells are proprietary adult stem cells derived from bone marrow, that have demonstrated the ability in laboratory experiments to form a wide range of cell types. MultiStem may work through several mechanisms, but a primary mechanism appears to be the production of multiple therapeutic molecules produced in response to inflammation and tissue damage. We and Athersys believe that MultiStem may represent a unique “off the shelf” stem cell product candidate, based on its potential ability to be used without tissue matching or immunosupression, and its potential capacity for large scale production. We entered into an agreement with Athersys in May 2006 to co-develop and commercialize MultiStem for use in the indications of acute myocardial infarction and peripheral vascular disease. On December 20, 2007, we and Athersys announced we had received authorization from the FDA to commence a phase I human clinical trial to evaluate the safety of MultiStem in the treatment of acute myocardial infarction. Upon completion of a phase I human clinical trial currently being conducted by Athersys, we may assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate. On September 22, 2008, as part of certain cost reduction initiatives, we announced a potential amendment of, and reduction in, cash outlays related to our collaboration with Athersys. The final terms of such amendment to our collaboration with Athersys may have an impact on our expected future expenditures for research and development of MultiStem, and the extent of our future financial and commercial commitments and rights relating to this product candidate.

Completed or Suspended Clinical Programs

5-FU-Eluting Central Venous Catheter. Central venous catheters (“CVC”) are usually inserted into critically ill patients for extended periods of time to administer fluids, drugs, and nutrition, as well as facilitate frequent blood draws. Through our proprietary drug identification strategy, we have elected to evaluate 5-Fluorouracil (“5-FU”), a drug previously approved by the FDA for treatment of various types of cancer, as a compound that may help to prevent certain types of infection in patients receiving a CVC. We recently completed a human clinical trial in the United States designed to assess the safety and efficacy of our 5-FU-eluting CVC in preventing various types of catheter related infections. The study was a randomized, single-blind, 960-patient, 25-center study and was designed to evaluate whether our 5-FU-eluting CVC prevents bacterial colonization at least as well as the market-leading anti-infective CVC. On July 10, 2007, we announced that we had completed enrollment of the study, and on October 9, 2007, we announced this study had met its primary statistical endpoint of non-inferiority as compared to the market leading anti-infective CVC (a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC) and indicated an excellent safety profile. In March 2008, we presented the clinical trial data at the 28th International Symposium on Intensive Care and Emergency Medicine in Brussels, Belgium. Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study; specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS. There were no statistically significant differences in the rate of adverse events related to the study devices, or in the rates of catheter-related bloodstream infections. Additionally, there was no evidence for acquired resistance to 5-FU in clinical isolates exposed to the drug for a second time. Based on the positive results achieved in the study, in December 2007 we filed a request for 510(k) clearance from the FDA to market and sell the CVC in the United States and on April 17, 2008, we announced that we had received 510(k) clearance from the FDA to market our 5-FU CVC in the United States but have not yet commercially launched the product.

TAXUS Liberté™ paclitaxel-eluting coronary stent system. The TAXUS Liberté paclitaxel-eluting coronary stent system is BSC’s second generation coronary stent system platform that incorporates our research, technology and intellectual property related to the use of paclitaxel to prevent restenosis. The TAXUS Liberté stent system has been designed to further enhance coronary stent deliverability and blood vessel conformability, particularly in challenging coronary lesions. On October 10, 2008, we announced that BSC had received approval from the FDA to market and sell the TAXUS Liberté stent system in the United States and consequently, BSC commenced marketing and selling the TAXUS Liberté stent system during the fourth quarter of 2008. Prior to the fourth quarter of 2008, BSC had only commenced sales of the TAXUS Liberté in countries outside of the United States.

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

Acquisitions

As part of our business development efforts we have completed several significant acquisitions. Terms of certain of these acquisitions may require us to make milestone or contingent payments upon achievement of certain product development and commercialization objectives. During the three months ended March 31, 2009, we did not complete any significant acquisitions.

Quill Medical, Inc. (“Quill”). On June 26, 2006, we completed the acquisition of 100% of the equity of Quill for $40 million cash consideration, potential future milestone payments and potential future contingent payments dependent upon the achievement of significant incremental revenue growth of products incorporating the Quill technology over an approximately five-year period from the date of the acquisition. Through this transaction, we acquired the rights, in all possible fields of use, to develop and market applications of Quill’s proprietary self-anchoring wound closure technology. Unlike conventional sutures which are smooth, the Quill products have tiny teeth-like barbs or cogs along the surface. This “self-anchoring” wound closure technology may be used to close certain wounds or surgical incisions without the need for suture knots. Eliminating knot-tying can save surgical time, may reduce the risk of infection, and may reduce wound leakage. The launch of the Quill™ SRS self-anchoring suture product line for various wound closure and soft tissue approximation indications in January 2007 triggered a development milestone payment of $10 million that was paid to the former shareholders of Quill in August 2007. This milestone payment is creditable against any future contingent payments that we may be required to make relating to revenue growth of Quill SRS products.

Collaboration, License and Sales and Distribution Agreements

In connection with our research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates. Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on future sales of commercial products, if any, resulting from the collaborations. During the three months ended March 31, 2009, we did not enter into any significant collaboration, license or sales and distribution agreements other than the Amended and Restated Distribution and License Agreement with Baxter related to our COSEAL technology described above.

The Amended and Restated License and Distribution Agreement with Baxter is attached as an exhibit to this Quarterly Report on Form 10-Q. Our other significant collaborations, licenses, sales and distribution agreements are listed in the exhibits index to the Form 10-K and may be found at the locations specified therein.

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

We believe the following policies to be critical to understanding our financial condition, results of operations, and expectations for the remainder of 2009 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

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

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes. At March 31, 2009, we held one equity security which was classified as available-for-sale, and accordingly, was recorded at fair market value.

As part of our strategic product development efforts, we also invest in or receive as consideration equity securities of certain companies with which we have license or collaboration agreements. The equity securities of some of these companies are not publicly traded and so fair value is not readily available. These investments are recorded using the cost method of accounting and are tested for impairment by reference to anticipated undiscounted cash flows expected to result from the investment, the results of operations and financial position of the investee, and other evidence supporting the net realizable value of the investment.

Intangible assets

Our identifiable intangible assets are primarily comprised of technologies acquired through our business combinations. Intangible assets also include in-licensed proven medical technologies. We amortize intangible assets on a straight-line basis over the estimated life of the technologies, which range from two to twelve years depending on the circumstances and the intended use of the technology. We determine the estimated useful lives for intangible assets based on a number of factors such as legal, regulatory or contractual limitations; known technological advances; anticipated demand for our products; and the existence or absence of competition. We review the carrying value of our intangible assets for impairment indicators at least annually and whenever there has been a significant change in any of these factors listed above. A significant change in these factors may warrant a revision of the expected remaining useful life of the intangible asset, resulting in accelerated amortization or an impairment charge, which would impact earnings. We tested our intangible assets for impairment as at September 30, 2008 and determined that there was no impairment. Given the continued decline in our market value in the fourth quarter of 2008 and the further negative indicators of the economy as a whole, we updated our impairment tests of intangible assets as at December 31, 2008 and determined that there was no impairment. No additional impairment testing was conducted for the three months ended March 31, 2009 as there have been no further indicators of impairment since December 31, 2008.

Results of Operations

Overview

	Three months ended March 31,
(in thousands of U.S.$, except per share data)	2009	2008
Revenues
Pharmaceutical Technologies	$42,164	$28,982
Medical Products	46,136	47,727

Total revenues	88,300	76,709

Operating income (loss)	27,495	(8,636)

Other expense	(9,327)	(10,941)

Income (loss) before income taxes	18,168	(19,577)

Income tax expense (recovery)	5,724	(3,814)

Net income (loss)	$12,444	($15,763)

Basic net income (loss) per common share	0.15	(0.19)
Diluted net income (loss) per common share	0.14	(0.19)

For the three months ended March 31, 2009, we recorded a net income of $12.4 million ($0.15 basic net income per common share), compared to a net loss of $15.8 million ($0.19 basic net loss per common share) for the three months ended March 31, 2008.

The increase in net income of $28.5 million is due to several factors, including the receipt of $25.0 million in proceeds as a result of the transaction with Baxter described above, a $10.2 million decrease in research and development costs due primarily to the completion or termination of various of our human clinical trial activities and from cost reduction initiatives implemented during 2008, a decrease in general and administrative costs primarily as a result of cost reduction initiatives implemented during the second half of 2008 and a lower interest rate incurred on our Floating Rate Notes. These factors were partially offset by a reduction of $12.3 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems and an income tax expense of $5.5 million in the first quarter of 2009 compared to an income tax recovery of $3.8 million in the same period of 2008. In addition, during the first quarter of 2009 we recorded non-recurring charges of $0.3 million for reorganization activities and personnel reductions relating to the closure of our Syracuse, NY manufacturing facility compared to $1.9 million for similar charges in the first quarter of 2008.

Revenues

	Three months ended March 31,
(in thousands of U.S.$)	2009	2008
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$14,904	$27,203
Royalty revenue – other	2,207	1,726
License fees	25,053	53

	$42,164	$28,982

Medical Products:
Product sales	46,136	47,727

Total revenues	$88,300	$76,709

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the three month period ended March 31, 2009 decreased by 45% as compared to the same period in 2008. The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting stents by BSC. Royalty revenue for the quarter ended March 31, 2009 was based on BSC’s net sales for the period October 1, 2008 to December 31, 2008 of $239 million, of which $104 million was in the U.S., compared to net sales of $363 million, of which $200 million was in the U.S., for the same quarter in the prior year. The average gross royalty rate earned in the three month period ended March 31, 2009 on BSC’s net sales was 6.4% for sales in the U.S. and 6.1% for sales in other countries, compared to an average rate of 7.4% for sales in the U.S. and 7.7% for sales in other countries for the same period in the prior year.

The average gross royalty rate for the U.S. declined in the current period as a result of our tiered royalty rate structure for sales in the U.S. The average gross royalty rate for countries other than the U.S. declined due to an additional payment received during the prior period relating to royalties that were owed from prior periods in 2007 that were not paid until the first quarter of 2008. For the three months ended March 31, 2009, License fees increased by $25 million as compared to the same period during 2008 as we received $25.0 million from Baxter as consideration for an Amended and Restated Distribution and License Agreement.

We expect revenues in our Pharmaceutical Technologies segment will decrease in the remainder of 2009 as compared to 2008, primarily as a result of new competitors entering into the drug-eluting coronary stent market in the United States in the second half of 2008 and the elimination of ongoing royalty payments from Baxter as a result of our entry into the Amended and Restated Distribution and License Agreement. Our royalties derived from sales by BSC of TAXUS declined from $50.8 million in the first half of 2008 to $33.3 million in the second half of 2008.

Medical Products

Our Medical Products segment manufactures and markets a range of single use, specialty medical devices. The Medical Products segment also manufactures finished medical devices and medical device components for third party medical device manufacturers and marketers.

Revenue from our Medical Products segment for the three months ended March 31, 2009 was $46.1 million compared to $47.7 million for the same period of 2008. The decrease was primarily related to lower sales of medical device components to certain third party customers that have postponed orders or implemented inventory reduction programs in response to changing economic and credit market conditions. This decrease was partially offset by higher sales of certain of our Surgical and Interventional product lines, including our Quill SRS product line.

We expect that revenue in our Medical Products segment may increase during the remainder of 2009 as compared to 2008, reflecting the anticipated potential for growth of certain existing and newly launched product lines, including our Quill SRS product line. This expected growth may be offset should our sales of medical devices and device components to third-party customers continue at lower than expected levels, reflecting the potential continuing impact of the difficult economic environment and increasingly difficult credit market and liquidity environment on the customer base for this part of our Medical Products segment.

Expenditures

	Three months ended March 31,
(in thousands of U.S.$)	2009	2008
License and royalty fees	$2,905	$4,371
Cost of products sold	23,966	25,849
Research and development	6,097	16,305
Selling, general and administrative	19,572	27,843
Depreciation and amortization	8,265	8,477
In-process research and development	—	2,500

	$60,805	$85,345

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in the three months ended March 31, 2009 when compared to the same period in the prior year reflects the decrease in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost in 2009, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $1.8 million to $24.0 million for the three months ended March 31, 2009 compared to $25.8 million for the same period of the prior year, primarily relating to the lower levels of aggregate Medical Products segment sales as described above. Gross margins for our Medical Products segment sales were 48.1% for the three months ended March 31, 2009 compared to 45.8% for the same period in 2008. Gross margins in 2009 compared to 2008 were positively impacted by a relative increase in sales of higher margin product lines, the continued launch of certain new, higher margin product lines for which there were no material sales in the comparable prior year period and cost efficiencies relating to the closure of our manufacturing facility in Syracuse, NY.

We expect that cost of products sold will continue to be significant and that gross margins may continue to improve in 2009, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins, the impact on fixed overhead of anticipated increases in product sales volumes and efficiencies gained as a result of the completion of the consolidation of our Syracuse, NY operations including the transfer of some production to our lower cost manufacturing facility in Puerto Rico. These improvements may be offset by the impact of certain sales and pricing initiatives for selected product lines designed to improve sales volume, market share and overall operating cash flow derived from our fixed assets.

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

Research and development expenditures decreased significantly to $6.1 million for the three months ended March 31, 2009 as compared to $16.3 million for the same period in 2008. The decrease was primarily due to the suspension of enrollment in our Vascular Wrap clinical trial and the reduction or elimination of staffing within our clinical and research departments and reduction in other direct costs in the second half of 2008 relating to certain other research programs and activities. The decrease in costs associated with the Vascular Wrap trial accounted for approximately $3.9 million of the decrease in research and development expenditures for the first quarter of 2009 as compared to the same period in 2008. Other clinical project expenditures decreased approximately $2.1 million in the first quarter of 2009 as compared to the same period in 2008 with general discovery and pre-clinical research expenditures decreasing by approximately $3.6 million in the first quarter of 2009 as compared to the same period in 2008.

We currently expect our research and development expenditures may continue to decrease through 2009 as compared to 2008 reflecting the suspension of enrollment in our Vascular Wrap clinical trial and the reduction or elimination of staffing and other direct costs in the second half of 2008 relating to certain other research programs and activities. Even after these expected declines, we anticipate we will continue to incur significant research and development expenditures in 2009.

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

Selling, general and administrative expenditures were $19.6 million for the three months ended March 31, 2009 as compared to $27.8 million for the same period in 2008. The lower expenditures were primarily due to reduced salaries, benefits and travel costs, reduced severance and other charges related to the closure and consolidation of our Syracuse, NY manufacturing facility and reductions in selected accounting and tax consulting fees related to public company compliance. Other operating costs decreased by $1.6 million, primarily due to certain personnel and other cost reduction initiatives undertaken in our general and administrative areas during the second half of 2008.

We expect that selling, general and administrative expenses may be lower in 2009 than in 2008 due to staff and other expense reductions implemented primarily during the second half of 2008. Expenditures could materially increase or fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.3 million for the three months ended March 31, 2009, compared to $8.5 million for the same period of 2008, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $7.4 million and $7.6 million, respectively, and depreciation of property, plant and equipment of $0.9 million and $0.9 million, respectively.

We expect depreciation and amortization expense in 2009 to be comparable to 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use.

We had no IPR&D expense in the three month period ended March 31, 2009. In the three month period ended March 31, 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option™ Vena Cava Filter.

We may incur further IPR&D expenditures in future periods in the event we in-license or acquire additional early stage technologies.

Other Income (Expense)

	Three months ended March 31,
(in thousands of U.S.$)	2009	2008
Foreign exchange gain	$732	$423
Investment and other income (loss)	(15)	756
Interest expense on long term-debt	(10,044)	(12,120)

	($9,327)	($10,941)

Net foreign exchange gains were primarily the result of changes in the relationship of the U.S. dollar to other foreign currency exchange rates when translating our foreign currency denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the United States. We do not use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Investment and other income for the three months ended March 31, 2009 decreased by $0.8 million to a nominal amount when compared to the same period in 2008, primarily due to lower interest income in 2009 due primarily to lower cash balances available to invest.

During the three months ended March 31, 2009, we incurred interest expense of $10.0 million on our outstanding long-term debt obligations, as compared to $12.1 million for the same period in 2008. The decrease of $2.1 million has resulted from a decline in the interest rate applicable on our Floating Rate Notes due to a decline in the LIBOR rates. The interest rate decline resulted in an average interest rate of 5.65% on our Floating Rate Notes for the three months ended March 31, 2009 as compared to 8.19% for the three months ended March 31, 2008. Interest expense also includes $0.6 million for amortization of deferred financing costs for each period presented.

Income Tax

For the three months ended March 31, 2009, we recorded an income tax expense of $5.7 million compared to an income tax recovery of $3.8 million for the three months ended March 31, 2008. The income tax expense for the first quarter of 2009 is primarily due to the recognition of prepaid taxes in connection with the intellectual property underlying the transaction with Baxter, net earnings from operations and the amortization of identifiable intangible assets.

The effective tax rate for the three months ended March 31, 2009 was 31.5% compared to an effective tax rate of 19.5% for the same period in 2008. The effective tax rate for the current period is higher than the statutory Canadian tax rate of 30.0% and is primarily due to the net effect of higher tax rates on earnings in foreign jurisdictions and valuation allowances on net operating losses.

Liquidity and Capital Resources

At March 31, 2009, we had working capital of $71.5 million and cash resources of $64.5 million, consisting of cash and cash equivalents. In aggregate, our working capital increased by $23.8 million as compared to December 31, 2008, primarily relating to the $25.0 million in cash received pursuant to the transaction with Baxter as described above.

In addition to our working capital of $71.5 million, on March 2, 2009, we announced we had completed a financing transaction with Wells Fargo Foothill LLC. The financing includes a delayed draw secured term loan facility of up to $10 million and a secured revolving credit facility, with a borrowing base comprised of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. As of March 31, 2009 there were no borrowings outstanding under either of the term loan facility or the revolving credit facility.

Our cash resources and any borrowings available under the term loan and revolving credit facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate purposes. We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

At any time, the amount of financing available under the revolving credit facility may be significantly less than $22.5 million and is expected to fluctuate from month to month with changes in levels of finished goods and accounts receivable. Any borrowings outstanding under the term loan and revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the term loan and revolving credit facility is 2.25% and the LIBOR rate was 1.19% on March 31, 2009, a 0.5% increase or decrease in the LIBOR rate as of March 31, 2009 would have no impact on interest payable under the credit facilities. The term loan and revolving credit facility include certain covenants and restrictions with respect to our operations and require us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. Repayment of any amounts drawn under the term loan and the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Amounts repaid under the secured term loan, and prepayments made under the revolving credit facility in certain circumstances, cannot be re-borrowed by us. The purpose of this financing is to provide additional liquidity and capital resources for working capital and general corporate purposes.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond 2009.

Our cash inflows and the amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, including but not limited to changes in drug-eluting coronary stent markets, including the impact of increased competition in such markets and research relating to the efficacy of drug-eluting stents, the sales achieved in such markets by our partner BSC, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including facility closures, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, and changes in interest rates. These and other uncertainties may adversely affect our liquidity and capital resources to a significant extent and may force us to further reduce our expenditures on research and development or on our various new product and sales and marketing initiatives in order for us to continue to service our debt obligations. Such further reductions in our budgeted expenditures may have an adverse effect on our new product development and sales growth initiatives and reduce our ability to achieve the revenue growth targets, product launch or new product development timelines in our current operating plan. There can also be no assurance that such reductions in expenditures will be adequate to provide sufficient cash flow to continue to service our current level of debt obligations.

In particular, should our royalties received from BSC decline more significantly than we expect in future periods as a result of competition in the drug-eluting stent market or due to negative research or publications relating to the efficacy of drug-eluting stents, our liquidity may continue to be adversely affected, and we may be forced to explore alternative funding sources through debt, equity or other public or private securities offerings, or to pursue certain reorganization, restructuring or other strategic or financial alternatives. We may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favourable for our shareholders. Capital markets conditions deteriorated significantly during 2008 and early 2009, including a significant and material decline in the level of corporate lending activity, combined with a significant increase in the cost of any such lending. Current market conditions may have a material impact on our ability to complete any of the activities as described on favourable terms, if at all.

As a result of uncertainty and volatility relating to the market and competitive environment for drug-eluting stents and to address our liquidity needs, during 2008, we commenced the exploration of a broad range of strategic and financial alternatives (see “Business Overview – Financial and Strategic Alternatives Process”).

Cash Flow Highlights

	Three months ended March 31,
(in thousands of U.S.$)	2009	2008
Cash and cash equivalents, beginning of period	$38,952	$91,326

Net income (loss) excluding non-cash items	20,759	(8,218)
Working capital requirements	9,231	(8,224)

Cash provided by (used in) operating activities	29,990	(16,442)
Cash used in investing activities	(504)	(5,828)
Cash (used in) provided by financing activities	(4,190)	121
Effect of exchange rate changes on cash	275	615

Net increase (decrease) in cash and cash equivalents	25,571	(21,534)

Cash and cash equivalents, end of period	$64,523	$69,792

Cash Flows from Operating Activities

Cash provided by operating activities for the quarter ended March 31, 2009 was $30.0 million compared to cash used in operating activities of $16.4 million for the comparative period in 2008. Net income for the current quarter, excluding non-cash items, resulted in cash inflows of $20.8 million compared to cash outflows of $8.2 million for the first quarter of 2008. The increase in cash provided by operating activities was due primarily the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009 as well as reduced research and development and selling, general and administrative costs in the first quarter of 2009, offset by increased income tax expense. Working capital requirements resulted in cash inflows of $9.2 million for the first quarter of 2009 compared to cash outflows of $8.2 million for the first quarter of 2008. The increase in cash inflows related to working capital for the first quarter of 2009 as compared to the first quarter of 2008 primarily resulted from an interest payment on the Senior Subordinated Notes we made on March 31, 2008 which was not made until April 1 in 2009 and from the impact of non-cash tax expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2009 was $0.5 million compared to net cash used of $5.8 million for the same quarter in 2008. For the quarter ended March 31, 2009, the net cash used in investing activities was primarily for capital expenditures of $0.7 million. For the quarter ended March 31, 2008, the net cash used in investing activities was primarily for capital expenditures of $3.4 million, of which $1.5 million was for lab equipment and the expansion of our R&D facilities, and $1.8 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility. During the quarter ended March 31, 2008, we also invested $2.5 million in IPR&D for an initial licence payment to Rex Medical.

Depending on the level of our cash portfolio, we invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At March 31, 2009, we were not holding any short-term marketable securities.

At March 31, 2009 and December 31, 2008, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	March 31, 2009	December 31, 2008
Canadian dollars	$2,191	$3,942
Swiss franc	2,196	3,053
Euro	2,753	5,263
Danish krone	824	2,022
Other	1,586	2,806

Cash Flows from Financing Activities

Net cash used in financing activities for the quarter ended March 31, 2009 was $4.2 million primarily for certain payments related to the postponed transaction with Ares and New Leaf announced in the second half of 2008 as well as expenditures related to the credit facility announced on March 2, 2009 (see “Liquidity and Capital Resources” above and note 11(c) to unaudited interim consolidated financial statements for three months ended March 31, 2009). Net cash provided by financing activities for the quarter ended March 31, 2008 was $0.1 million for proceeds from the exercise of stock options.

Senior Floating Rate Notes

On December 11, 2006, we issued Floating Rate Notes in the aggregate principal amount of $325 million. The Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At March 31, 2009, the interest rate on these notes was 5.02%. We may redeem all or a part of the notes at specified redemption prices.

Senior Subordinated Notes

On March 23, 2006, we issued Subordinated Notes in the aggregate principal amount of $250.0 million. These Subordinated Notes bear interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes are unsecured obligations. The Subordinated Notes and related note guarantees provided by us and certain of our subsidiaries are subordinated to our Floating Rate Notes described above, our existing and future senior indebtedness. As of April 1, 2009, we may redeem all or a part of the notes at specified redemption prices.

Debt Covenants

The terms of the indentures governing our Floating Rate Notes and our Subordinated Notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness. As of March 31, 2009, we are in material compliance with all covenants and are not in breach of any provision of the indentures governing the Subordinated Notes and Floating Rate Notes that would cause an event of default to occur.

In addition, the terms of our senior secured credit facility that we announced on March 2, 2009, include customary financial covenants, including maintaining certain levels of EBITDA and interest coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of their business, make distributions and make advances, loans or investments. As of March 31, 2009, we are in material compliance with all covenants and are not in breach of any of the provisions governing the credit facility that would cause an event of default to occur.

Contractual Obligations

During the three months ended March 31, 2009, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of March 31, 2009, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the United States, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard but the impact on accounting for business combinations will be dependent upon future acquisitions.

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS No. 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FAS 141(R). We have adopted this standard but the impact on accounting for business combinations will be dependent upon future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements or EITF Issue 07-01. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF Issue 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF Issue 07-01 is effective for fiscal years beginning December 15, 2008. Adoption of this standard has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS No. 161. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

On January 12, 2009, the FASB issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued (EITF) EITF Issue 08-3, Accounting for Lessees for Maintenance Deposits under Lease Arrangements, or EITF Issue 08-3. EITF Issue 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF Issue 08-3 is effective for fiscal years beginning after December 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In June 2008, the EITF reached a consensus on EITF Issue 08-4, Transition Guidance for Conforming Changes to EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Subsequent to the issuance of EITF Issue 98-5, certain portions of the guidance contained in EITF Issue 98-5 were nullified by EITF Issue 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’. However, the portions of EITF Issue 98-5 that were nullified by EITF Issue 00-27 were not specifically identified in EITF Issue 98-5, nor were the illustrative examples in EITF Issue 98-5 updated for the effects of EITF Issue 00-27. EITF Issue 08-4 specifically addresses the conforming changes to EITF Issue 98-5 and provides transition guidance for the conforming changes. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In September 2008, the FASB ratified EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement. EITF Issue 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2008, the EITF Issue 08-6, Equity method Investment Accounting Considerations, or EITF Issue 08-6. EITF Issue 08-6 addresses a number of matters associated with the impact of SFAS No. 141(R) and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF Issue 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2008, the EITF Issue 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF Issue 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard and the impact on accounting for defensive intangible assets will be dependent upon future acquisitions.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock. EITF Issue 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF Issue 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends the disclosure requirements of FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107 requires public companies to disclosure the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 is effective for interim periods beginning after June 15, 2009. We have not yet completed our evaluation of FSP FAS No. 107-1.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS No. 115-2. FSP FAS No. 115-2 amends the impairment guidance for certain debt securities and will require an investor to assess the likelihood of selling the security prior to recovering the cost basis. If the investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP FAS 115-2 is effective for interim periods beginning after June 15, 2009. We have not yet completed our evaluation of FSP FAS 115-2.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for Asset or Liability have significantly Decreased and Identifying Transactions that are Not Orderly, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends FAS No. 157, Fair Value Measurements, to provide additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. FSP FAS No. 157-4 provides additional guidance on how fair value measurements might be determined in an active market. FSP FAS No. 157-4 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. We are still assessing the impact of this pronouncement.

Outstanding Share Data

As of March 31, 2009, there were 85,121,983 common shares issued and outstanding for a total of $472.7 million in share capital. At March 31, 2009, we had 8,349,900 CDN dollar stock options outstanding under the Angiotech Pharmaceuticals, Inc. stock option plan (of which 7,242,730 were exercisable and expected to vest) at a weighted average exercise price of CDN$9.81. We also had 3,019,468 U.S. dollar stock options outstanding under this plan at March 31, 2009, (of which 2,147,662 were exercisable and expected to vest) at a weighted average exercise price of US$2.01 per option. Each CDN dollar stock option and U.S. dollar stock option is exercisable for one common share of Angiotech Pharmaceuticals, Inc.

As of March 31, 2009, there were 90 stock options outstanding in the AMI stock option plan (of which 13 were exercisable and expected to vest). Each AMI stock option is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. upon exercise at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2009 we had cash and cash equivalents of $64.5 million.

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 5.0% (December 31, 2008 – 6.0%). Based upon our average floating rate debt levels during the three months ended March 31, 2009, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the three months ended March 31, 2009 and March 31, 2008. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish krone, the Euro and the U.K. pound sterling. We incurred net transaction gains of $0.7 million and $0.4 million for the three months ended March 31, 2009 and March 31, 2008, respectively, primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish krone, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 9% and 12% of our net revenue for the three months ended March 31, 2009 and March 31, 2008, respectively were generated in other than the United States dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the three months ended March 31, 2009. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $0.7 million on an annual basis.

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

Changes in Internal Control over Financial Reporting.

No change was made to our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. for patent infringement. On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against Sahajanand (finding the Angiotech patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. This amendment is due to the court on the extended due date of May 19, 2009. A date for the court’s decision on infringement has not yet been set. The decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, we as Buyer, and LaSalle Bank as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle Bank received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the U.S. District Court Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion.

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

At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:

•

In EP0774964 (which is licensed from the Massachusetts Institute of Technology) the patent was revoked after a hearing held July 17, 2007. An appeal was filed on October 2, 2007. An oral hearing was to be held at the EPO on March 19, 2009, but was cancelled when the Massachusetts Institute of Technology filed a request for withdrawal of the patent. On March 16, 2009, the EPO issued a notice terminating the proceedings and revoking the patent.

•	In EP0784490,an oral hearing has been scheduled for October 1, 2009.

•

In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008 and thereafter revoked this patent. An appeal was filed on April 22, 2008. The parties have been summoned to attend an oral hearing on the appeal at the EPO on June 19, 2009. On February 26, 2009, BSC submitted a request to withdraw from the oral hearing.

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006 and briefs are being exchanged.

•	In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. Angiotech did not appeal the revocation.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision.

•	In EP1118325 (which is licensed from the NIH), an oral hearing was held on April 7, 2009, and the patent was upheld. The decision is appealable.

•	In EP1155689, briefs are being exchanged.

•

In EP1407786 (which is licensed from (and to) BSC), the patent was revoked in a decision from the EPO on December 9, 2008. An appeal was filed on January 30, 2009. An appeal was also filed on behalf of the opponent on April 8, 2009.

•	In EP1429664, an oral hearing has been scheduled for May 27, 2009.

•	In EP1159974, briefs are being exchanged.

•	In EP0991359, our response to the opposition is to be filed prior to the extended deadline of May 15, 2009.

•	In EP0876165, an oral hearing has been scheduled for June 24, 2009

Item 1A.	Risk Factors

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

Risks Related to Our Business

We were profitable for the quarter ended March 31, 2009 but not for the year ended December 31, 2008 and may not be able to maintain profitability.

We began operations in 1992 and have incurred a loss from operations in each of the years of our existence except for fiscal years 2004 and 2006. We were profitable for the quarter ended March 31, 2009 and as of March 31, 2009, our accumulated deficit was $831 million. Our ability to maintain profitability depends on, among other things, the amounts of royalty revenue we receive from our corporate partners; our ability to restructure our existing indebtedness; our ability to maintain and improve sales of our existing product lines; our ability to successfully market and sell certain new products and technologies; our ability to research, develop and successfully launch new products and technologies; our ability to improve our gross profit margins through realization of lower manufacturing costs and efficiencies or improved product sales mix; our ability to effectively control our various operating costs; and foreign currency fluctuations.

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

The sharp reduction in TAXUS royalty payments from BSC, the large amount of our outstanding indebtedness and the related cash interest payments due on such indebtedness, the current economic conditions affecting our and our partners’ financial stability, as well as the capital expenditures required to develop the medical products segment of our business, among other factors, have magnified our working capital needs and funding shortages. As described below, on March 2, 2009, we announced that we had entered into a senior secured credit facility to provide enhanced liquidity in the near term and to provide us with the flexibility and time to explore longer-term options for our overall capital structure and working capital needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Senior Secured Credit Facilities” in this Quarterly Report on Form 10-Q. These longer-term options include one or more financial and strategic alternatives, including a capital influx from one or more new investors and the restructuring of our outstanding indebtedness, but such efforts have not been successful to date due to our significant debt burden. Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurances that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond 2009. If our cash flows are worse than expected, we may require additional funds in order to meet the funding requirements of our commercial operations for our research and development programs, to satisfy certain contractual obligations, for other operating and capital requirements, for potential acquisitions or in-licensing of technologies, to satisfy milestone or other payment obligations due to licensors or corporate partners, or to repay or refinance our indebtedness. Financing in addition to our new credit facility may not be available, and even if available, may not be available on attractive or acceptable terms due to difficult credit markets and other factors.

Our obligation to pay cash interest on our existing debt has had, and we expect will continue to have, an adverse effect on our liquidity.

We currently have outstanding $325 million aggregate principal amount of Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) and $250 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”). We are obligated to make periodic cash interest payments on both the Floating Rate Notes and the Subordinated Notes. Using current interest rates, the annual combined cash interest cost of these notes is $30.9 million.

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

We have implemented, and we may continue to implement, operating cost reductions across all functions in the company, including in research and development and general and administrative functions, with more limited reduction initiatives in sales and marketing. The cost reduction efforts are designed to reduce certain expenses while maintaining support for the sales our existing marketed product lines. Our remaining resources subsequent to these changes will be focused primarily on our existing Medical Products business, and on selected new products that have recently launched or are expected to be launched in the near future, including Quill SRS, the HemoStream™ Chronic Dialysis Catheter and the Bio-Seal™ Lung Biopsy System. Selected actions that have been taken, or that we expect to take, with respect to the reorganization include postponement of the scheduled launch of our 5-fluorouracil-eluting central venous catheter (5-FU CVC); closure of our research and manufacturing facility in Rochester, New York; postponement of certain pre-clinical-stage research activities, pending the completion of partnering or other funding activities that would offset direct costs and personnel costs associated with such programs; reduction of certain financial and personnel contributions relating to our joint venture with Genzyme Corporation; potential amendment of and reduction in cash outlays related to our collaboration with Athersys, Inc.; rationalization or elimination of office and laboratory space in Vancouver, British Columbia, North Bend, Washington and Herndon, Virginia; rationalization of selected pending and issued intellectual property; elimination of certain expenses and reductions in personnel in all general and administrative and in research and development departments; selective reduction in certain sales and marketing investments personnel and in medical affairs; and postponement of selected planned capital expenditures.

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

Royalty revenue from BSC for the three months ended March 31, 2009 decreased by 45% from the same period in 2008, which BSC has attributed to a decline in the number of angioplasty procedures in the United States and may decline further during the year ending December 31, 2009. If BSC is impaired in its ability to market and distribute TAXUS, whether for this reason or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously-unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further significantly reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of TAXUS Liberté in the United States and could have a significant impact on our royalty revenue from sales of TAXUS.

Additionally, BSC may terminate our 1997 License Agreement under certain circumstances, including, if BSC is unable to acquire a supply of paclitaxel at a commercially reasonable price, if BSC reasonably determines that the paclitaxel-eluting coronary stent is no longer commercially viable, or if our license agreement with the National Institutes of Health (“NIH”), certain rights under which are sublicensed to BSC, terminates. During the three months ended March 31, 2009, revenue from BSC represented approximately 17% of our total revenue from continuing operations, compared to 35% in 2008.

The amounts payable by BSC to us vary from 1% to 9% of net sales depending on various factors, including volume of sales from time to time and patent protection laws in the country of sale. From these amounts, we must pay certain royalties to our licensors, including the NIH and the University of British Columbia (“UBC”), under license agreements. For the three months ended March 31, 2009, the average gross royalty rate earned was 6.9% for sales in the United States and 6.1% for sales in other countries. For the three months ended March 31, 2008, the average gross royalty rate earned was 7.4% for sales in the United States and 7.6% for sales in other countries. There is no guarantee that royalty payments under our 1997 License Agreement will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as competition, technological change, reimbursement or other factors. Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists as defined by our 1997 License Agreement, in certain jurisdictions.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products and medical devices. Using our drug candidates or devices in clinical trials may expose us to product liability claims. These risks will expand with respect to drugs or devices, if any, that receive regulatory approval for commercial sale. In addition, some of the products we manufacture and sell are designed to be implanted in the human body for varying periods of time. Even if a drug or device were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may have resulted from our products. Component failures, manufacturing flaws, quality system failures, design defects, inadequate disclosure of product-related risks or product-related information or other safety issues with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. In addition, although many of our products are subject to review and approval by the FDA or other regulatory agencies, under the current state of law, any approval of our products by such agencies will not prohibit products liability lawsuit from being brought against us in the event that our products are alleged to be defective, even if such products have been used for their approved indications and appropriate labels have been included.

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

The successful commercialization of our technology is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Medical devices, pharmaceutical applications and surgical implants utilizing our technology are in various stages of clinical and commercial development and face a variety of risks and uncertainties. Principally, these risks and uncertainties include the following:

•	Future clinical trial results may show that some or all of our technology, or the technology of our strategic collaborators that incorporate our technology, is not safe or effective.

•

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

•

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

Historically, our strategy has been to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates. For instance, we collaborate with BSC and Cook to develop and market paclitaxel-eluting coronary and peripheral stents. Strategic collaborators, both existing (particularly BSC) and those that we may collaborate with in the future, are or may be essential to the development of our technology and potential revenue and we have little control over or access to information regarding our collaborators’ activities with respect to our products.

Our strategic collaborators may fail to successfully develop or commercialize our technology to which they have rights for a number of reasons, including:

•	failure of a strategic collaborator to continue, or delays in, its funding, research, development and commercialization activities;

•

the pursuit or development by a strategic collaborator of alternative technologies, either on its own or with others, including our competitors, as a means for developing treatments for the diseases targeted by our programs;

•	the preclusion of a strategic collaborator from developing or commercializing any product, through, for example, litigation or other legal action; and

•

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

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	patients experience adverse side effects or events related to our products;

•

patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, including the advanced stage of their disease and medical problems, which may or may not be related to our product candidates;

•

regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways;

•	our clinical trial expenditures are constrained by our budgetary considerations; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

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

There can be no assurance that:

•	patent applications will result in the issuance of patents;

•	additional proprietary products developed will be patentable;

•	licenses we have obtained from third parties that we use in connection with our technology will not be terminated;

•	patents issued will provide adequate protection or any competitive advantages;

•	patents will not be successfully challenged by any third parties; or

•	the patents of others will not impede our or our collaborators’ ability to commercialize our technology.

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

Patent protection for our technology may not be available based on prior art. The publication of discoveries in scientific or patent literature often lags behind actual discoveries. As a consequence, there may be uncertainty as to whether we or a third party were the first creator of inventions covered by issued patents or pending patent applications or that we or a third party were the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent Office, or other proceedings outside the United States, including oppositions, to determine priority of invention or patentability, which could result in substantial cost to us even if the outcome were favourable. An unfavourable outcome in an interference or opposition proceeding could preclude us, our collaborators and our licensees from making, using or selling products using the technology or require us to obtain license rights from prevailing third parties. We do not know whether any prevailing party would offer us a license on commercially acceptable terms, if at all. We may also be forced to pay damages or royalties for our past use of such intellectual property rights, as well as royalties for any continued usage.

As part of our patent strategy, we have filed a variety of patent applications internationally. Oppositions have been filed against various granted patents that we either own or license and which are related to certain of our technologies. See “Legal Proceedings” elsewhere in this Report on Form 10-Q for a discussion of the proceedings related to certain of such oppositions.

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

In connection with maintaining the value of our various intellectual property and exclusivity rights, we regularly evaluate the activities of others worldwide. Our success will depend, in part, on our ability to obtain patents, or licenses to patents, maintain trade secret protection and enforce our rights against others. Should it become necessary to protect those rights, we intend to pursue all cost-efficient strategies, including, when appropriate, negotiation or litigation in any relevant jurisdiction. For a summary of certain of our current legal proceedings, see “Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q.

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

If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent Office, or other proceedings outside the United States, including oppositions, to determine priority of invention or patentability, which could result in substantial cost to us even if the eventual outcome were favourable.

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

Competition from pharmaceutical companies, medical device companies, biotechnology companies and academic and research institutions is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than our company. Some of these competitors include JNJ, Guidant Corporation, Genzyme Corporation, Baxter, Abbott Laboratories, BSC, Medtronic, Inc., Wyeth, Inc., Novartis AG, C.R. Bard, the Allegiance division of Cardinal Health, Inc., Bausch & Lomb, and Covidien Ltd., among others. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using our products. Other companies may:

•	develop and obtain patent protection for products earlier than us;

•	design around patented technology developed by us;

•	obtain regulatory approvals for such products more rapidly;

•	have greater manufacturing capabilities and other resources;

•	have larger or more experienced sales forces;

•	develop more effective or less expensive products; or

•	have greater success in obtaining adequate third-party payer coverage and reimbursement for their competing products.

While we intend to expand our technological capabilities in order to remain competitive, there is a risk that:

•	research and development by others will render our technology or product candidates obsolete or non-competitive;

•	treatments or cures developed by others will be superior to any therapy developed by us; and

•	any therapy developed by us will not be preferred to any existing or newly-developed technologies.

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

The development, manufacture and sale of medical devices and human therapeutic products in Canada, the United States and internationally is governed by a variety of statutes and regulations. These laws require, among other things:

•	regulatory approval of manufacturing facilities and practices;

•	adequate and well-controlled research and testing of products in pre-clinical and clinical trials;

•

review and approval of submissions containing manufacturing, pre-clinical and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to cGMPs during production and storage; and

•	control of marketing activities, including advertising and labelling.

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

Our operations are in some instances conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euros, Swiss francs, Danish kroner, and U.K. pounds sterling. Exchange rate fluctuations may reduce our future operating results and comprehensive income. For the three months ended March 31, 2009, we reported $0.7 million of net foreign exchange gains due to foreign currency fluctuations compared to $0.4 million for the three months ended March 31, 2008.

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

As of March 31, 2009, we had outstanding $575 million of indebtedness, excluding accrued interest. Excluding intercompany transactions, our subsidiaries that are not guarantors of the Floating Rate Notes or Subordinated Notes accounted for approximately $40.3 million or 46% of our total revenues for the three months ended March 31, 2009 ($18.3 million or 24%, respectively, for the three months ended March 31, 2008), and approximately $306.9 million of our total assets and $69.9 million of our total liabilities as of March 31, 2009 ($321.6 million and $105.3 million, respectively for the year ended December 31, 2008). The Floating Rate Notes and the Subordinated Notes are guaranteed by the same group of our subsidiaries.

The amount and terms of our indebtedness and other financial obligations have adversely affected our operations. For example, it:

•	increases our vulnerability to general adverse economic and industry conditions;

•	limits our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•

requires us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations and any future business opportunities, including acquisitions permitted by our Subordinated Notes and Floating Rate Notes;

•

limits our planning flexibility for, or ability to react to, changes in our business and the industry as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Business Overview “ in this Quarterly Report on Form 10-Q; and

•	places us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

The Floating Rate Notes bear interest at rates that fluctuate with changes in certain prevailing benchmarks. If interest rates increase, we may be unable to meet our debt service obligations under the Floating Rate Notes and Subordinated Notes and other indebtedness.

On March 2, 2009, we announced that we had completed a financing transaction with Wells Fargo Foothill, LLC, consisting of a delayed draw term loan facility of up to $10 million and a new secured revolving credit facility providing up to an additional $22.5 million in available credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q. Although this new credit facility provides enhanced liquidity in the near term, if our cash flows are worse than expected, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to repay or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

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

The indentures governing the Floating Rate Notes and Subordinated Notes contain certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur, assume or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other equity distributions to our shareholders;

•	purchase or redeem our capital stock;

•	make certain investments;

•	create liens;

•	sell or otherwise dispose of assets;

•	engage in transactions with our affiliates; and

•	merge or consolidate with another entity or transfer all or substantially all of our assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
10.1	Amended and Restated Distribution and License Agreement by and among Angiotech Pharmaceuticals (U.S.) Inc., Angiodevice International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A, dated as of January 1, 2009 **

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: May 8, 2009	By:	/s/ K. Thomas Bailey
K. Thomas Bailey (Principal Financial Officer and Duly Authorized Officer)