Form 10-Q
period 2009-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2009-08-07
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

85,136,725 Common Shares, no par value, as of August 7, 2009

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents [note 5]	$50,658	$38,952
Short-term investments [note 6]	1,657	848
Accounts receivable	28,405	25,524
Inventories [note 7]	38,761	38,594
Deferred income taxes, current portion	3,520	3,820
Prepaid expenses and other current assets	4,475	5,234

Total current assets	127,476	112,972

Long-term investments	1,561	1,561
Assets held for sale	8,463	8,422
Property, plant and equipment [note 8]	47,293	49,108
Intangible assets [note 9]	183,230	195,477
Deferred financing costs [note 11]	12,398	11,363
Other assets	1,899	6,294

Total assets	$382,320	$385,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	$44,615	$46,620
Income taxes payable	7,756	8,071
Interest payable on long-term debt	6,109	6,514
Deferred revenue, current portion	210	210

Total current liabilities	58,690	61,415

Deferred revenue	895	999
Deferred leasehold inducement	3,050	2,780
Deferred income taxes	37,863	40,577
Other tax liabilities	2,962	3,145
Long-term debt [note 11]	575,000	575,000
Other liabilities	904	1,154

Total non-current liabilities	620,674	623,655

Commitments and contingencies [note 14]

Stockholders’ deficit
Share capital [note 13]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2009 – 85,126,725
December 31, 2008 – 85,121,983	472,740	472,739
Additional paid-in capital	32,915	32,107
Accumulated deficit	(843,106)	(843,673)
Accumulated other comprehensive income	40,407	38,954

Total stockholders’ deficit	(297,044)	(299,873)

Total liabilities and stockholders’ deficit	$382,320	$385,197

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Royalty revenue	$16,996	$25,536	$34,107	$54,466
Product sales, net	47,179	50,533	93,316	98,259
License fees	398	53	25,450	105

	64,573	76,122	152,873	152,830

EXPENSES
License and royalty fees	2,568	3,661	5,474	8,032
Cost of products sold	25,682	26,809	49,648	52,658
Research and development	6,833	18,584	12,930	34,889
Selling, general and administration	21,606	25,813	41,178	53,654
Depreciation and amortization	8,296	8,539	16,560	17,017
In-process research and development	—	—	—	2,500

	64,985	83,406	125,790	168,750

Operating (loss) income	(412)	(7,284)	27,083	(15,920)

Other income (expenses):
Foreign exchange (loss) gain	(1,441)	140	(709)	563
Investment and other (expense) income	(600)	686	(615)	1,442
Interest expense on long-term debt	(9,641)	(10,941)	(19,685)	(23,061)
Write-down / loss on investments	—	(10,660)	—	(10,660)

Total other expenses	(11,682)	(20,775)	(21,009)	(31,716)

(Loss) / income before income taxes	(12,094)	(28,059)	6,074	(47,636)
Income tax (recovery) / expense	(217)	(1,988)	5,507	(5,802)

Net (loss) income	$(11,877)	$(26,071)	$567	$(41,834)

Basic and diluted net (loss) / income per common share:	$(0.14)	$(0.31)	$0.01	$(0.49)

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,122	85,122	85,122	85,114

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive loss	Total stockholders’
	Shares	Amount	capital	deficit	income		equity
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072

Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)

Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697

Stock-based compensation			608				608
Net unrealized loss on available-for-sale securities, net of taxes					(2,235)	$(2,235)	(2,235)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes (nil)					10,656	10,656	10,656
Cumulative translation adjustment					9	9	9
Net loss				(26,071)		(26,071)	(26,071)

Comprehensive loss						$(17,641)

Balance at June 30, 2008	85,121,983	$472,739	$31,094	$(144,331)	$57,162		$416,664

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive income	Total stockholders’
	Shares	Amount	capital	deficit	income		(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

Exercise of stock options	4,742	1	(1)				—
Stock-based compensation			423				423
Net unrealized gain on available-for-sale securities, net of taxes (nil)					(38)	$(38)	(38)
Cumulative translation adjustment					1,796	1,796	1,796
Net loss				(11,877)		(11,877)	(11,877)

Comprehensive loss						$(10,119)

Balance at June 30, 2009	85,126,725	$472,740	$32,915	$(843,106)	$40,407		$(297,044)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(11,877)	$(26,071)	$567	$(41,834)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,117	9,654	18,225	19,128
Loss on disposition of property and equipment	24	12	67	12
Write-down / loss on redemption of investments	—	10,656	—	10,656
Write-down and other deferred financing charges	643	—	643	—
Unrealized foreign exchange loss (gain)	(496)	60	(642)	48
Deferred leasehold inducements	(77)	(59)	(136)	(118)
Deferred income taxes	(1,013)	315	(2,596)	(5,365)
Stock-based compensation expense	423	607	809	1,424
Deferred revenue	(52)	97	(105)	44
Non-cash interest expense	750	559	1,368	1,117
In-process research and development	—	—	—	2,500
Net change in non-cash working capital items relating to operations [note 18]	(4,959)	2,183	1,672	(6,041)

Cash (used in) provided by operating activities	(7,517)	(1,987)	19,872	(18,429)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(946)	(2,388)	(1,689)	(5,785)
Purchase of intangible assets	(2,500)	(1,000)	(2,500)	(1,000)
Loans advanced	(1,200)	—	(1,200)	—
In-process research and development	—	—	—	(2,500)
Other	12	150	251	304

Cash used in investing activities	(4,634)	(3,238)	(5,138)	(8,981)

FINANCING ACTIVITIES
Deferred financing charges and costs	(1,386)	(1,536)	(2,976)	(1,621)
Proceeds from stock options exercised	—	—	—	121

Cash used in financing activities	(1,386)	(1,536)	(2,976)	(1,500)

Effect of exchange rate changes on cash and cash equivalents	(328)	(116)	(52)	499
Net (decrease) increase in cash and cash equivalents	(13,865)	(6,877)	11,706	(28,411)
Cash and cash equivalents, beginning of period	64,523	69,792	38,952	91,326

Cash and cash equivalents, end of period	$50,658	$62,915	$50,658	$62,915

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

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at June 30, 2009 and for all periods presented, have been made. In connection with the preparation of the interim financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, which is the date the financial statements were issued. The results of operations for the three and six months ended June 30, 2009 may not necessarily be indicative of the results for the full year ending December 31, 2009.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuing deferred tax assets, provisions for inventory obsolescence, accounting for manufacturing variances, determining stock-based compensation expense and reviewing long-lived assets for impairment. Actual results may differ materially from these estimates.

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

For the six months ended June 30, 2009, we reported a balance of cash and cash equivalents (“cash resources”) of $50.7 million, which represented a net increase in cash resources of $11.7 million as compared to December 31, 2008. During the three months ended June 30, 2009, we used $7.5 million to fund operating activities; $4.6 million to fund investing activities and $1.4 million for financing activities. For the six months ended June 30, 2009, operating activities provided $19.9 million, and we used $5.1 million to fund investing activities and $3.0 million for financing activities. Our cash resources are used to support clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate costs. Our cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

During 2008 and continuing in 2009, we undertook various initiatives and developed a plan to manage our operating and liquidity risks including:

•	Reduction of research and development activities and reduction in staffing within the clinical and research and development departments.

•	Gross margin improvement initiatives including the transfer of certain manufacturing operations to lower cost regions and the closure of the Syracuse, NY operations.

•	Cost containment initiatives including staffing reductions in general and administrative departments, a supplier concession program and other cost reduction initiatives.

•	Selective reduction in certain sales and marketing investments and investments in medical affairs.

•	Postponement of selected planned capital expenditures.

•	Obtained a financing commitment from Wells Fargo Foothill, LLC (“Wells Fargo”) as described below and in Note 11.

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

We face a number of risks and uncertainties that may significantly impact our ability to generate cash flows from our operations and to fund our capital expenditures and future opportunities that might be available to us. These risks and uncertainties may materially impact our liquidity position in 2009 and future years. The more significant risks and uncertainties that have and may continue to impact our future operating results, cash flows and liquidity position are as follows:

•

Revenue in our Pharmaceutical Technologies segment declined $8.2 million for the three months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of decrease in royalty revenue derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market beginning in 2008. The decrease in royalty revenue derived from sales by BSC of TAXUS® coronary stent systems was $20.0 million for the six months ended June 30, 2009, as compared to the same period in 2008. However, our Pharmaceutical Technologies segment revenues improved by $5.0 million for the six months ended June 30, 2009 as compared to the same period in 2008, primarily as a result of a one-time license fee income from Baxter of $25.0 million for an Amended and Restated Distribution and License Agreement. Under our license agreement with BSC, we do not control the direct or indirect sales of the TAXUS products. We expect the impact of new competitive conditions to be reflected through the full year 2009 and in subsequent years, which, accordingly, is expected to result in lower revenues and cash flows derived from sales of TAXUS in 2009 and subsequent years.

•

Revenue from the Medical Products segment for the three and six months ended June 30, 2009 was $47.2 million and $93.3 million, respectively, compared to $50.5 million and $98.3 million, respectively in the same periods in 2008. The current economic environment and difficult credit markets and liquidity environment may have an impact on our customers and therefore on our product sales in 2009 and future years. In light of these conditions, we are continuously monitoring and managing our sales activities; however, several factors that may affect our revenues are not within our control. In addition, we continue to implement our marketing plans for our newer promoted brand products such as the Quill SRS product line, with the expectation of growth in the second half of 2009. It is possible that the expected growth in revenue in the second half of 2009 for these newer product lines may not be achieved and revenues for other products may decline.

•

Our gross margins for product sales were 46% and 47%, respectively for the three and six months ended June 30, 2009 compared to 47% and 46%, respectively for the three and six months ended June 30, 2008. Gross margins for the six months ended June 30, 2009 compared to the same period in 2008 were positively impacted by a relative increase in sales of higher margin product lines and the continued launch of certain new, higher margin product lines for which there were no material sales in the comparable period in 2008. However, these positive factors were offset by unfavorable production variances at our Aguadilla, Puerto Rico facility. During the remainder of 2009, we may have further changes in the mix or volume of products to be purchased by our customers. In addition, the new manufacturing facilities will be completing their initial full cycles of production. There can be no assurance that these gross margin improvements will continue in the remainder of 2009 or thereafter.

•

We have implemented initiatives to reduce our research and development costs, selling, general and administrative costs and capital expenditures for 2009. We continue to closely monitor costs in relation to sales activity and forecasted revenues. We expect that some limited future cost reductions could be achieved if forecasted revenues are not achieved. However, such cost reductions may affect our future opportunities. In addition, as reported in note 14, we have entered into certain commitments and are exposed to certain contingencies for which the outcome is not necessarily within our control. Acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes in respect of contingencies may require payments earlier than they are currently expected.

•

As noted in Note 11(c), on May 29, 2009, we entered into amendment to our senior secured term loan and revolving credit facility with Wells Fargo that we had previously announced in March 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million and a secured revolving credit facility, with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of Permitted Investments and eliminated a $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula derived from the value of certain of our finished goods inventory and accounts receivable). As of June 30, 2009, the amount of financing available under the revolving credit facility was approximately $10.7 million and there were no borrowings outstanding under the revolving credit facility. The secured credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage ratios, among other terms and conditions. These covenants may limit our ability to borrow under the revolving credit facility or may require repayment. While we expect to be able to maintain the Adjusted EBITDA and interest coverage covenants during 2009, it is possible that events and circumstances may occur that may affect our ability to operate our business within the restrictions proposed by the financial covenants and other restrictions relating to the revolving credit facility.

•

Our future interest payments related to our existing long-term debt continues to be significant. During the three and six months ended June 30, 2009, we incurred interest expense of $9.6 million and $19.7 million respectively on the outstanding long-term debt obligations, as compared to $10.9 million and $23.0 million respectively for the same periods in 2008. Additional interest expense will be incurred if the revolving credit facility described above is utilized. The Senior Floating Rate Notes due 2013 (“Floating Rate Notes”) reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and bore an interest rate of 4.41% at June 30, 2009 compared to 6.43% at June 30, 2008. Volatility in the LIBOR rates and interest rates in general are outside of our control. We do not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR rate will continue throughout fiscal 2009. Changes in the LIBOR rate will affect interest costs.

•

We are significantly leveraged and have significant future interest payments. We are continuing to evaluate a range of financial and strategic alternatives with our financial and legal advisors with respect to our capital structure. There can be no assurance that we will be able to consummate any new financing or other transaction that would be favourable to us. Actions to pursue alternative financing structures may require us to incur additional costs, which may impact our cash and liquidity position.

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

b) Recently adopted accounting policies

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard but the impact on accounting for business combinations will be dependent upon future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS No. 161. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

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

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (FIN) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. Adoption of these standards has not had a material impact on our consolidated balance sheets, results of operations or cash flows. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends the disclosure requirements of FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107 requires public companies to disclosure the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 is effective for interim periods beginning after June 15, 2009. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS No. 115-2. FSP FAS No. 115-2 amends the impairment guidance for certain debt securities and will require an investor to assess the likelihood of selling the security prior to recovering the cost basis. If the investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP FAS 115-2 is effective for interim periods beginning after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for Asset or Liability have significantly Decreased and Identifying Transactions that are Not Orderly, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends FAS No. 157, Fair Value Measurements, to provide additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. FSP FAS No. 157-4 provides additional guidance on how fair value measurements might be determined in an active market. FSP FAS No. 157-4 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. Adoption of this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards for the accounting and disclosure of events which occur after the balance sheet date but before the financial statements are issued or are available for issuance. This standard is effective for interim or annual periods ending after June 15, 2009. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets to amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The new standard features the following changes: elimination of the qualifying special purpose entity concept, introduction of new criteria for the recognition and derecognition of financial asset transfers eligible for sale accounting, and extension of disclosure requirements. SFAS No. 166 is applicable to all financial asset transfers occurring from January 1, 2010. We are assessing the potential impact that the adoption of SFAS 166 may have on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) – Consolidation of Variable Interest Entities (“VIE’s”). The new standard eliminates the QSPE exemption and defines a new approach for assessing whether VIE’s should be consolidated. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. We are assessing the potential impact that the adoption of SFAS 167 may have on our consolidated financial position, results of operations or cash flows.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of our financial assets, and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates $1.6 million as at June 30, 2009 (December 31, 2008—$0.8 million). The total fair value of the long-term debt approximates $387.5 million (December 31, 2008—$224.2 million) and has a carrying value of $575.0 million as at June 30, 2009 and as at December 31, 2008.

The fair values of the short-term investments and long-term debt is based on quoted market prices at June 30, 2009 and at December 31, 2008.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to our long-term debt bearing fixed and variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. These Floating Rate Notes currently bear interest at a rate of 4.41%. We do not use derivatives to hedge against interest rate risks.

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

•

Credit risk arises as we provide credit to our customers in the normal course of business. We perform credit evaluations of our customers on a continuing basis and the majority of our trade receivables are unsecured. The maximum credit risk loss that we could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact our credit risk. Although we do not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At June 30, 2009, accounts receivable is net of an allowance for uncollectible accounts of $257,000 (December 31, 2008 – $270,000).

5.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	June 30, 2009	December 31, 2008
U.S. dollars	$40,099	$21,866
Canadian dollars	1,318	3,942
Swiss franc	1,355	3,053
Euro	5,280	5,263
Danish krone	1,136	2,022
Other	1,470	2,806

	$50,658	$38,952

6.	SHORT-TERM INVESTMENTS

June 30, 2009	Cost	Gross Unrealized Gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$809	$1,657

December 31, 2008	Cost	Gross Unrealized Gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$—	$848

7.	INVENTORIES

	June 30, 2009	December 31, 2008
Raw materials	$9,854	$10,357
Work in process	14,531	12,232
Finished goods	14,376	16,005

	$38,761	$38,594

8.	PROPERTY, PLANT AND EQUIPMENT

June 30, 2009	Cost	Accumulated Depreciation	Net book value
Land	$4,790	$—	$4,790
Buildings	14,336	1,597	12,739
Leasehold improvements	18,304	5,623	12,681
Manufacturing equipment	20,064	7,851	12,213
Research equipment	7,370	4,823	2,547
Office furniture and equipment	3,703	2,793	910
Computer equipment	9,022	7,609	1,413

	$77,589	$30,296	$47,293

December 31, 2008	Cost	Accumulated depreciation	Net book Value
Land	$4,755	$—	$4,755
Buildings	14,200	1,257	12,943
Leasehold improvements	17,944	5,108	12,836
Manufacturing equipment	18,815	6,302	12,513
Research equipment	7,316	4,363	2,953
Office furniture and equipment	3,698	2,486	1,212
Computer equipment	9,000	7,104	1,896

	$75,728	$26,620	$49,108

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and six months ended June 30, 2009 amounted to $1.7 million and $3.5 million, respectively ($2.1 million and $4.0 million, respectively for the three and six months ended June 30, 2008).

9.	INTANGIBLE ASSETS

June 30, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$130,561	$58,497	$72,064
Customer relationships	110,557	36,941	73,616
In-licensed technologies	55,851	27,442	28,409
Trade names and other	14,428	5,287	9,141

	$311,397	$128,167	$183,230

December 31, 2008	Cost	Accumulated Amortization	Net book value
Acquired technologies	$128,061	$52,303	$75,758
Customer relationships	110,509	32,426	78,083
In-licensed technologies	55,829	24,104	31,725
Trade names and other	14,410	4,499	9,911

	$308,809	$113,332	$195,477

Amortization expense for the three and six months ended June 30, 2009 amounted to $7.4 million and $14.8 million, respectively ($7.2 million and $15.2 million, respectively for the three and six months ended June 30, 2008).

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2009	December 31, 2008
Trade accounts payable	$5,209	$4,700
Accrued license and royalty fees	9,235	4,196
Employee-related accruals	12,477	17,382
Accrued professional fees	4,612	9,888
Accrued contract research	3,403	2,121
Other accrued liabilities	9,679	8,333

	$44,615	$46,620

11.	LONG-TERM DEBT

(a)	Issued and Outstanding Long-Term Debt

	June 30, 2009	December 31, 2008
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000
Revolving Credit Facility (Note 11(c))	—	—

	$575,000	$575,000

(b)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

June 30, 2009	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$2,932	$5,068
7.75% Senior Subordinated Notes	8,718	3,542	5,176
Revolving Credit Facility (Note 11 (c))	2,403	249	2,154

	$19,121	$6,723	$12,398

December 31, 2008	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$2,358	$5,642
7.75% Senior Subordinated Notes	8,718	2,997	5,721

	$16,718	$5,355	$11,363

(c)	Revolving Credit Facility

On May 29, 2009, we entered into an amendment to our senior secured term loan and revolving credit facility with Wells Fargo that we had previously announced in March 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million and a secured revolving credit facility, with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of permitted investments and eliminated a $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula derived from the value of certain of our finished goods inventory and accounts receivable). As of June 30, 2009, the amount of financing available under the revolving credit facility was approximately $10.7 million and there were no borrowings outstanding under the revolving credit facility.

In connection with the early termination of the term loan facility, we expensed the unamortized balance of debt issuance costs associated with the secured term loan, resulting in a write-down of deferred financing costs of $0.6 million.

At any time, the amount of financing available under the revolving credit facility, which is secured by certain of our inventory and accounts receivable assets may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of finished goods inventory and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR was 0.66% on June 30, 2009, a 0.5% increase or decrease in the LIBOR as of June 30, 2009 would have no impact on interest payable under the credit facility.

The revolving credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances, cannot be re-borrowed by us. The purpose of this facility is to provide additional liquidity and capital resources for working capital and general corporate purposes.

12.	INCOME TAXES

For the three and six months ended June 30, 2009 we recorded an income tax recovery of $0.2 million and an income tax expense of $5.5 million, respectively, compared to income tax recoveries of $2.0 million and $5.8 million for the three and six months ended June 30, 2008, respectively. The income tax recovery for the three months ended June 30, 2009 was primarily due to the amortization of identifiable intangible assets. The income tax expense for the six months ended June 30, 2009 also includes a $6.1 million write-off of deferred charges relating to taxes paid in prior years in connection with an inter-company transfer of the CoSeal intellectual property underlying the transaction with Baxter.

The effective tax rate for the three and six months ended June 30, 2009 was 1.8% and 90.7%, respectively compared to an effective tax rate of 7.1% and 12.2% for the same period in 2008. The effective tax rate for the current period was lower than the statutory Canadian tax rate of 30.0% and was primarily due to valuation allowances on net operating losses.

13.	SHARE CAPITAL

During the three and six months ended June 30, 2009, we issued 4,742 (48,000 for the three and six months ended June 30, 2008) common shares upon exercises of stock options. We issue new shares to satisfy stock option exercises.

(a) Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded our previous stock option plans. The 2006 Plan incorporated all of the options granted under our previous stock option plans and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, Board of Directors, and persons providing ongoing management or consulting services. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option. The exercise price of the options is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and our 2004 Stock Incentive Plan (“2004 Plan”), the term may not exceed five years. For options granted under stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options granted are also subject to certain vesting provisions. Options generally vest monthly after being granted over varying terms from 2 to 4 years. Any one person is permitted, subject to the approval of the Board of Directors, to receive options and tandem SARs to acquire up to 5% of our issued and outstanding common shares.

A summary of CDN dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Exercised	(48,000)	2.50
Forfeited	(127,000)	15.74

Outstanding at March 31, 2008	7,500,944	15.63	2.93	—

Exercisable and expected to vest at March 31, 2008	6,272,728	16.60	2.75	—

Forfeited	(118,913)	16.51

Outstanding at June 30, 2008	7,382,031	15.61	2.69	32

Exercisable and expected to vest at June 30, 2008	6,321,522	$16.49	2.50	$32

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	9.81	3.07	1,059

Exercisable and expected to vest at March 31, 2009	7,242,730	9.81	2.52	50

Granted	10,000	2.31
Exercised	(4,742)	0.26
Forfeited	(2,719,931)	17.86

Outstanding at June 30, 2009	5,635,227	5.91	3.39	4,734

Exercisable and expected to vest at June 30, 2009	4,099,332	$5.91	2.27	$499

These options expire at various dates from September 15, 2009 to March 9, 2014.

A summary of U.S. dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$—
Forfeited	(240,000)	11.35

Outstanding at March 31, 2008	811,218	8.81	3.62	—

Exercisable and expected to vest at March 31, 2008	272,315	10.62	2.71	—

Forfeited	(50,094)	8.36

Outstanding at June 30, 2008	761,124	8.84	3.37	—

Exercisable and expected to vest at June 30, 2008	314,860	$10.40	2.46	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	2.01	4.35	715

Exercisable and expected to vest at March 31, 2009	2,147,662	2.01	3.14	38

Granted	15,000	2.06
Forfeited	(172,383)	7.56

Outstanding at June 30, 2009	2,862,085	1.67	4.16	3,355

Exercisable and expected to vest at June 30, 2009	1,877,814	$1.67	2.89	$369

These options expire at various dates from June 9, 2010 to March 9, 2014.

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

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007 and March 31, 2008	443,012	$15.44	7.94	$—

Exercisable at March 31, 2008	55,378	15.44	7.94	—

Forfeited	(31,781)	15.44

Outstanding at June 30, 2008	411,231	15.44	7.69	—

Exercisable and expected to vest June 30, 2008	53,938	$15.44	7.69	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	—

Exercisable and expected to vest at March 31, 2009	297,459	15.44	6.94	—

Forfeited	(30,335)	15.44

Outstanding at June 30, 2009	317,815	15.44	6.69	—

Exercisable and expected to vest at June 30, 2009	271,541	$15.44	6.69	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

We recorded stock-based compensation expense of $0.4 million and $0.8 million respectively for the three and six months ended June 30, 2009 ($0.6 million and $1.4 million, respectively for the three and six months ended June 30, 2008) relating to awards granted under our stock option plan, modified or settled subsequent to October 1, 2002. The estimated fair value of the stock options granted is amortized to expense on a straight-line basis over the vesting period and was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Dividend Yield	Nil	Nil
Expected Volatility	1.243 – 1.281	1.105 – 1.281
Weighted Average Volatility	1.258	1.185
Risk-free Interest Rate	2.00% – 2.07%	1.46% – 2.07%
Expected Term (Years)	3	3

The weighted average fair value of stock options granted in the three and six months ended June 30, 2009 are presented below:

	Three months ended June 30, 2009	Six months ended June 30, 2009
CDN$ options	$1.71	$0.32
U.S.$ options	$1.50	$0.19

There were no stock options granted in the three and six months ended June 30, 2008.

A summary of the status of nonvested options as of June 30, 2009 and changes during the three and six months ended June 30, 2009, is presented below:

Nonvested CDN$ options	No. of optioned shares	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2008	1,968,003	$1.24
Vested	(182,833)	2.11
Granted	1,434,000	0.26

Nonvested at March 31, 2009	3,219,170	0.68

Vested	(54,931)	1.99
Forfeited	(267,030)	10.70
Granted	10,000	1.71

Nonvested at June 30, 2009	2,907,209	$0.62

Nonvested U.S. $ options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	1,420,490	$0.60
Vested	(115,184)	0.93
Granted	1,228,500	0.18

Nonvested at March 31, 2009	2,533,806	0.31

Vested	(107,185)	0.90
Forfeited	(172,383)	5.22
Granted	15,000	1.50

Nonvested at June 30, 2009	2,269,238	$0.37

Nonvested AMI options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	313,478	$6.51
Vested	(86,675)	6.51
Forfeited	(10,112)	6.51

Nonvested at March 31, 2009	216,691	6.51

Forfeited	(28,890)	6.51

Nonvested at June 30, 2009	187,801	$6.51

As of June 30, 2009, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 2.2 years.

As of June 30, 2009, there was $0.9 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 2.7 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and six months ended June 30, 2009 was $nil and $564,000, respectively ($nil and $360,000 respectively for the three and six months ended June 30, 2008).

During the three and six months ended June 30, 2009 and 2008, the following activity occurred:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2009	2008		2009	2008
Total intrinsic value of stock options exercised
CDN dollar options	$7	$	n/a	$7	$33
U.S. dollar options	n/a		n/a	n/a	n/a

Total fair value of stock awards vested	$327		$499	$1,178	$1,569

There was no cash received from stock option exercises for the three and six months ended June 30, 2009 ($nil and $121,000 respectively for the three and six months ended June 30, 2008).

14.	COMMITMENTS AND CONTINGENCIES

(a) Commitments

We have entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. We may also be required to make milestone, royalty, and / or other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. We accrue for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. We do not accrue for these payments if the outcome of achieving these milestones is not determinable. Our significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, we may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five-year period from July 1, 2006, subject to certain conditions.

National Institutes of Health (“NIH”)

In November 1997, we entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH, whereby we were granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, we agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and ZILVER sales by Cook Medical Inc. At June 30, 2009, we have accrued royalty fees of $8.0 million payable to NIH under this agreement related to royalties on sales in the third and fourth calendar quarters of 2008 and the first calendar quarter of 2009.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, we may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of June 30, 2009, we have paid $0.7 million towards the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy track plug.

Rex Medical LP (“Rex Medical”)

In March 2008, we entered into an agreement with Rex Medical to manufacture and distribute the OptionTM Inferior Vena Cava (“IVC”) Filter. For the quarter ended June 30, 2008, we made a payment of $2.5 million to Rex Medical to obtain the marketing rights for the Option IVC Filter. We recorded this payment as an in-process and research development cost. For the quarter ended June 30, 2009, we made a milestone payment of $2.5 million upon achievement of the FDA 510(k) clearance. We have capitalized this payment as an intangible asset. Under terms of this agreement, we may be required to make further contingent payments of up to $5.0 million upon achievement of certain regulatory and commercialization milestones. In addition, we have committed to making escalating royalty payments of 30% to 47.5% based on annual net sales of these products.

Haemacure Corporation (“Haemacure”)

In June 2009, we entered into license, distribution, development and supply agreements for fibrin and thrombin technologies with Haemacure. The collaboration provides us with access to technology for certain of our surgical product candidates which are currently in preclinical development. As part of this collaboration, we have agreed to provide to Haemacure a senior secured bridge financing facility. The senior bridge loan will provide $2.5 million to Haemacure in multiple draw-downs throughout 2009. The loan will be senior to all of Haemacure’s existing and future indebtedness, subject to certain exceptions, will bear interest at an annual rate of 10%, compounded quarterly, and will have a term of two years. We may, at our sole discretion, during a period of two years, advance up to an additional $1 million to Haemacure from time to time, in multiple draw-downs, for a total loan amount of $3.5 million. The senior secured bridge loan also has certain equity conversion features and rights to board representation upon conversion. As of June 30, 2009, $1.2 million of the secured bridge financing facility has been drawn upon by Haemacure and a further $0.6 million of the loan, which had been accrued at June 30, 2009, was drawn upon subsequent to June 30, 2009. Of the total of $1.8 million paid and accrued, $1.2 million has been classified as other assets and $0.6 million has been classified as prepaid expenses and other current assets.

(b) Contingencies

i)	From time to time, we may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. We believe that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if it does not prevail in the final, non-appealable determinations of such matters. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

ii)	BSC, a licensee, is often involved in legal proceedings (to which we are not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time.

iii)	On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in our favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding our patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. We have filed a response to the Court’s decision, and have additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, use of their CE mark for SMT’s Infinnium™ stent. A date for the court’s decision on infringement has not yet been set. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

iv)	On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, we as Buyer, and LaSalle Bank (“LaSalle”) as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the U.S. District Court Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion. The escrow amounts have been included in the acquisition cost related to the AMI acquisition and amounts held in escrow are not reflected as financial assets in the consolidated financial statements.

v)	In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing (patent claim interpretation) of December 2005. We have submitted a Motion for Summary Judgment to the court based upon the Markman decision. No hearing date has yet been set by the court.

vi)	At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:

•	In EP0784490, an oral hearing has been scheduled for October 1, 2009.

•

In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008 and thereafter revoked this patent. An appeal was filed on April 22, 2008. The parties have been summoned to attend an oral hearing on the appeal at the EPO on June 19, 2009. On February 26, 2009, BSC submitted a request to withdraw from the oral hearing. On June 25, 2009 the EPO issued a notice stating that the decision under appeal was set aside and the patent would be remitted to the patent examiner for further prosecution.

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006. An oral hearing has been scheduled for September 9, 2009.

•

In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. Angiotech filed an appeal on January 19, 2009, and then filed a request to withdraw the appeal on March 10, 2009.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision. The opponent withdrew their appeal on June 23, 2009, and requested that the patent be maintained in amended form.

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

•	In EP1429664, an oral hearing had been scheduled for May 27, 2009; however, the oral hearing was canceled by the EPO on May 14, 2009. The proceedings will continue in writing.

•	In EP1159974, briefs are being exchanged.

•	In EP1159975, a Notice of Opposition was filed on June 5, 2009. The EPO has not yet set a date for Angiotech’s response.

•

In EP0991359, Angiotech’s response to the opposition was due prior to the extended deadline of May 15, 2009 but Angiotech did not file a response. A notice of failure to respond to the opposition was issued by the EPO on July 7, 2009. Angiotech’s response to this notice is due September 7, 2009.

•	In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. An appeal may be filed up to August 24, 2009.

vii)	On July 7, 2008, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Ares Management (“Ares”) and New Leaf Venture Partners (“New Leaf”) under which Ares and New Leaf agreed to purchase between $200 and $300 million, at our option, of convertible notes to be issued by the newly formed subsidiary. In connection with our entry into the Note Purchase Agreement, we commenced a tender offer for our Floating Rate Notes and Subordinated Notes for an aggregate purchase price of $165 million including accrued and unpaid interest and certain premiums. On September 22, 2008, we announced that we would be unable to satisfy the conditions to closing in the Note Purchase Agreement, and on September 23, 2008, we announced the termination of the tender offer and the transaction was abandoned. Ares and New Leaf subsequently terminated the Note Purchase Agreement on November 19, 2008. The Note Purchase Agreement provided for a non-refundable fee, subject to certain conditions, of $3 million to Ares and New Leaf plus reimbursement of up to an additional $3 million for Ares’ and New Leaf’s transaction-related expenses. The Note Purchase Agreement also provided that if we were to enter into an agreement related to an Alternate Transaction, as defined in the Note Purchase Agreement, within 12 months of termination of the Note Purchase Agreement, we would have been required to pay Ares and New Leaf a non-refundable fee of $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million (subject to certain conditions) upon our agreement to such Alternative Transaction. On June 17, 2009 we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Ares and New Leaf that fully resolved any existing and potential claims under the Note Purchase Agreement and we have made all payments specified in the Settlement Agreement. In connection with certain types of alternative transactions to the transaction described above in the Note Purchase Agreement, we may also be required under the terms of agreements with certain advisers to pay fees to such advisors, whether or not such advisors participate in such alternative transactions. Our obligations to such advisors end in May 2010.

15.	SEGMENTED INFORMATION

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

The following tables represent reportable segment information for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Pharmaceutical Technologies	$17,394	$25,589	$59,557	$54,571
Medical Products	47,179	50,533	93,316	98,259

Total revenue	64,573	76,122	152,873	152,830

Licence and royalty fees – Pharmaceutical Technologies	2,568	3,661	5,474	8,032
Cost of products sold – Medical Products	25,682	26,809	49,648	52,658

Gross margin
Pharmaceutical Technologies	14,826	21,928	54,083	46,539
Medical Products	21,497	23,724	43,668	45,601

Total gross margin	36,323	45,652	97,751	92,140

Research and development	6,833	18,584	12,930	34,889
Selling, general and administration	21,606	25,813	41,178	53,654
Depreciation and amortization	8,296	8,539	16,560	17,017
In-process research and development	—	—	—	2,500

Operating (loss) income	(412)	(7,284)	27,083	(15,920)
Other expenses	(11,682)	(20,775)	(21,009)	(31,716)

(Loss) income before income taxes	$(12,094)	$(28,059)	$6,074	$(47,636)

During the three months ended June 30, 2009, revenue from one licensee represented approximately 25% of total revenue, and during the six months ended June 30, 2009, revenue from two licensees represented approximately 37% of total revenue. During the three and six months ended June 30, 2008, revenue from one licensee represented approximately 31% and 33% of total revenue, respectively.

We allocate our assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Total assets
Pharmaceutical Technologies	$83,117	$67,506
Medical Products	299,203	317,691

Total assets	$382,320	$385,197

The following table represents capital expenditures for each reportable segment at June 30, 2009 and 2008:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Capital expenditures
Pharmaceutical Technologies	$202	$225	$241	$760
Medical Products	744	2,163	1,498	5,687

Total capital expenditures	$946	$2,388	$1,739	$6,447

16.	RESTRUCTURING CHARGES

During the three and six months ended June 30, 2009, we recorded charges of $0.2 million and $0.5 million, respectively, related to various relocation activities at our Puerto Rico location associated with capacity rationalization and consolidation in the Medical Products segment. For the three and six months ended June 30, 2008, we recorded charges of $0.9 million and $1.6 million, respectively, related to various relocation activities at our Syracuse and Puerto Rico locations, and $0.5 million and $1.5 million, respectively, related to employee severance benefits at our Syracuse plant location. The charges related to relocation activities are being recorded as incurred.

As at June 30, 2009, a liability of $1.4 million (December 31, 2008 – $4.1 million) was accrued related to the severance cost associated with our Syracuse location and we have terminated or transferred all of the employees from our Syracuse location.

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

Changes in the accrued liability for restructuring charges are as follows:

Severance Benefits
Balance, December 31, 2007	$3,227
Severances charged	1,664
Accretion expense	156
Severances paid	(973)

Balance, December 31, 2008	$4,074
Severances paid	(2,649)

Balance, June 30, 2009	$1,425

17.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(11,877)	$(26,071)	$567	$(41,834)

Denominator:
Basic and diluted weighted average common shares outstanding(1)	85,122	85,122	85,122	85,114

Basic and diluted net (loss) income per common share:	$(0.14)	$(0.31)	$0.01	$(0.49)

(1)

There is no dilutive effect on basic weighted average common shares outstanding for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2008 as we were in a loss position for those periods. There is no diluted effect on basic weighted average common shares outstanding for the six months ended June 30, 2009 as the impact of in-the-money stock options was negligible.

18.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	22009	2008
Accounts receivable	$467	$(1,169)	$(2,532)	$(5,545)
Inventories	1,089	(2,910)	58	(2,137)
Prepaid expenses and other assets	(595)	1,011	6,357	2,541
Accounts payable and accrued liabilities	(1,706)	4,224	(1,514)	3,315
Income taxes payable	769	(3,648)	(291)	(3,473)
Interest payable on long term debt	(4,983)	4,675	(406)	(742)

	$(4,959)	$2,183	$1,672	$(6,041)

Supplemental disclosure:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income taxes paid	$1,690	$629	$3,100	$1,560

19.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008 for our direct and indirect subsidiaries that serve as guarantors of the Senior Subordinated Notes and the Senior Floating Rate Notes, and for our subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee our debt. All of our subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$32,010	$7,730	$10,918	$—	$50,658
Short term investments	1,657	—	—	—	1,657
Accounts receivable	392,302	48,267	276,715	(688,878)	28,406
Inventories	—	31,133	8,883	(1,255)	38,761
Deferred income taxes, current portion	—	3,520	—	—	3,520
Prepaid expenses and other current assets	1,511	2,634	330	—	4,475

Total Current Assets	427,480	93,283	296,846	(690,133)	127,476

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	50,699	293,123	—	(343,822)	—
Assets held for sale	5,363	3,100	—	—	8,463
Property, plant and equipment	8,397	31,173	7,723	—	47,293
Intangible assets	13,834	149,009	20,387	—	183,230
Goodwill	—	—	—	—	—
Deferred financing costs	10,244	2,154	—	—	12,398
Other assets	1,281	501	117	—	1,899

Total Assets	$518,123	$572,343	$325,809	$(1,033,955)	$382,320

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$247,877	$417,789	$67,852	$(688,902)	$44,616
Income taxes payable	(1,740)	7,100	2,395	—	7,755
Interest payable on long-term debt	6,109	—	—	—	6,109
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	252,246	424,889	70,457	(688,902)	58,690

Deferred revenue	—	—	895	—	895
Deferred leasehold inducement	2,640	410	—	—	3,050
Deferred income taxes	(1,683)	39,013	533	—	37,863
Other tax liabilities	1,915	726	321	—	2,962
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	92	812	—	904

Total Non-current Liabilities	577,872	40,241	2,561	—	620,674

Shareholders’ (Deficit) Equity

Share capital	472,740	917,189	262,209	(1,179,398)	472,740
Additional paid in capital	32,915	91,406	18,058	(109,464)	32,915
Accumulated deficit	(838,499)	(901,119)	(45,540)	942,053	(843,105)
Accumulated other comprehensive income	20,849	(263)	18,064	1,756	40,406

Total Shareholders’ (Deficit) Equity	(311,995)	107,213	252,791	(345,053)	(297,043)

Total Liabilities and Shareholders’ (Deficit) Equity	$518,123	$572,343	$325,809	$(1,033,955)	$382,320

Condensed Consolidating Balance Sheet

As at December 31, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$10,180	$6,572	$22,200	$—	$38,952
Short term investments	848	—	—	—	848
Accounts receivable	397,846	73,663	258,349	(704,334)	25,524
Inventories	—	31,939	7,824	(1,169)	38,594
Deferred income taxes, current portion	—	3,820	—	—	3,820
Prepaid expenses and other current assets	1,674	3,074	486	—	5,234

Total Current Assets	410,548	119,068	288,859	(705,503)	112,972

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	60,204	292,438	—	(352,642)	—
Assets held for sale	5,322	3,100	—		8,422
Property, plant and equipment	9,194	30,326	9,588	—	49,108
Intangible assets	15,112	158,097	22,268	—	195,477
Goodwill	—	—	—	—	—
Deferred financing costs	11,363	—	—	—	11,363
Deferred income taxes	—	—	—	—	—
Other assets	271	5,911	112	—	6,294

Total Assets	$512,839	$608,940	$321,563	$(1,058,145)	$385,197

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$232,391	$418,529	$100,057	$(704,357)	$46,620
Income taxes payable	(1,260)	6,974	2,357	—	8,071
Interest payable on long-term debt	6,514	—	—	—	6,514
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	237,645	425,503	102,624	(704,357)	61,415

Deferred revenue	—	—	999	—	999
Deferred leasehold inducement	2,768	12	—	—	2,780
Deferred income taxes	(1,959)	42,010	526	—	40,577
Other tax liabilities	2,292	585	268	—	3,145
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	272	882	—	1,154

Total Non-current Liabilities	578,101	42,879	2,675	—	623,655

Shareholders’ (Deficit) Equity

Share capital	472,739	917,189	262,209	(1,179,398)	472,739
Additional paid in capital	32,108	91,405	18,059	(109,465)	32,107
Accumulated deficit	(827,794)	(866,180)	(83,019)	933,319	(843,674)
Accumulated other comprehensive income	20,040	(1,856)	19,014	1,756	38,954

Total Shareholders’ (Deficit) Equity	(302,907)	140,558	216,264	(353,788)	(299,874)

Total Liabilities and Shareholders’ (Deficit) Equity	$512,839	$608,940	$321,563	$(1,058,145)	$385,197

Condensed Consolidating Statement of Operations

Three months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$16,085	$911	$—	$—	$16,996
Product sales, net	—	37,098	15,090	(5,009)	47,179
License fees	—	39	359	—	398

	16,085	38,048	15,449	(5,009)	64,573

EXPENSES
License and royalty fees	2,558	—	10	—	2,568
Cost of products sold	16	21,347	9,562	(5,243)	25,682
Research & development	4,495	2,247	91	—	6,833
Intercompany R&D charges	496	(496)	—	—	—
Selling, general and administration	4,753	13,434	3,419	—	21,606
Depreciation and amortization	1,162	4,166	2,968	—	8,296

	13,480	40,698	16,050	(5,243)	64,985

Operating income (loss)	2,605	(2,650)	(601)	234	(412)

Other income (expense)
Foreign exchange gain (loss)	(19,279)	81	17,749	8	(1,441)
Investment and other income	18	(614)	(4)	—	(600)
Interest expense on long-term debt	(9,343)	(143)	(155)	—	(9,641)
Management fees	(47)	47	—	—	—
Dividend income	—	1,000	—	(1,000)	—

Total other expenses	(28,651)	371	17,590	(992)	(11,682)

Income (loss) before income taxes	(26,046)	(2,279)	16,990	(758)	(12,094)
Income tax (recovery) expense	(363)	(1,716)	1,862	—	(217)

Income (loss) from operations	(25,683)	(562)	15,127	(758)	(11,877)
Equity in subsidiaries	17,184	19,825	—	(37,009)	—

Net income (loss)	$(8,499)	$19,263	$15,127	$(37,768)	$(11,877)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2009

USD (in '000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$30,989	$1,980	$1,138	$—	$34,107
Product sales, net	—	73,904	29,254	(9,841)	93,316
License fees	—	67	25,383	—	25,450

	30,989	75,951	55,775	(9,841)	152,873

EXPENSES
License and royalty fees	5,463	—	10	—	5,473
Cost of products sold	71	40,454	18,877	(9,754)	49,648
Research & development	8,509	4,263	158	—	12,930
Intercompany R&D	496	(496)	—	—	—
Selling, general and administration	8,724	26,612	5,842	—	41,178
Depreciation and amortization	2,356	8,284	5,921	—	16,561

	25,619	79,117	30,808	(9,754)	125,790

Operating income (loss)	5,370	(3,166)	24,967	(87)	27,083

Other income (expense)
Foreign exchange gain	(12,488)	(1,945)	13,727	(3)	(709)
Investment and other	(5)	(617)	6	—	(616)
Interest expense on long-	(19,328)	125	(481)	—	(19,684)
Management fees	(47)	47	—	—	—
Dividend income	—	3,000	—	(3,000)	—

Total other expenses	(31,868)	610	13,252	(3,003)	(21,009)

(Loss) income before income taxes	(26,498)	(2,556)	38,219	(3,090)	6,074
Income tax (recovery) expense	(368)	2,527	3,348	—	5,507

(Loss) income from operations	(26,130)	(5,083)	34,871	(3,090)	567
Equity in subsidiaries	34,033	14,670	—	(48,703)	—

Net income (loss)	$7,903	$9,587	$34,871	$(51,793)	$567

Condensed Consolidating Statement of Operations

Three months Ended June 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
REVENUE
Royalty revenue	$23,578	$827	$1,131	$—	$25,536
Product sales, net	—	34,255	18,427	(2,149)	50,533
License fees	—	(24)	77	—	53

	23,578	35,058	19,635	(2,149)	76,122

EXPENSES
License and royalty fees	3,656	5	—	—	3,661
Cost of products sold	—	16,297	12,116	(1,604)	26,809
Research and development	11,924	6,296	364	—	18,584
Intercompany R&D charges	1,983	(2,407)	294	130	—
Selling, general and administration	6,349	15,431	4,033	—	25,813
Depreciation and amortization	1,221	6,013	1,169	136	8,539

	25,133	41,635	17,976	(1,338)	83,406

Operating (loss) income	(1,555)	(6,577)	1,659	(811)	(7,284)

Other income (expenses) :
Foreign exchange gain (loss)	204	(1,065)	958	43	140
Investment and other income	524	9	156	(3)	686
Interest income (expense)	(10,941)	(2,743)	2,740	3	(10,941)
Write-down/loss on redemption of investments	(10,660)	—	—	—	(10,660)
Management fees	(915)	834	(49)	130	—

Total other income (expenses)	(21,788)	(2,965)	3,805	173	(20,775)

(Loss) income from continuing operations before income taxes	(23,343)	(9,542)	5,464	(638)	(28,059)
Income tax expense (recovery)	(50)	702	(2,640)	—	(1,988)

Income (loss) from continuing operations	(23,293)	(10,244)	8,104	(638)	(26,071)

Equity in subsidiaries	(1,080)	6,801	—	(5,721)	—

Net (loss) income	$(24,373)	$(3,443)	$8,104	$(6,359)	$(26,071)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

USD (in 000’s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
REVENUE
Royalty revenue	$50,782	$1,351	$2,333	$—	$54,466
Product sales, net	—	66,140	35,419	(3,300)	98,259
License fees	—	(45)	150	—	105

	50,782	67,446	37,902	(3,300)	152,830

EXPENSES
License and royalty fees	8,024	8	—	—	8,032
Cost of products sold	—	32,624	22,220	(2,186)	52,658
Research and development	21,580	12,657	652	—	34,889
Intercompany R&D charges	3,414	(4,358)	713	231	—
Selling, general and administration	13,448	30,982	9,224	—	53,654
Depreciation and amortization	2,382	12,026	2,337	272	17,017
In-process research and development	—	2,500	—	—	2,500

	48,848	86,439	35,146	(1,683)	168,750

Operating income (loss)	1,934	(18,993)	2,756	(1,617)	(15,920)

Other income (expenses) :
Foreign exchange gain (loss)	151	3,755	(3,337)	(6)	563
Investment and other income	873	77	492	—	1,442
Interest income (expense)	(10,822)	(20,970)	8,730	1	(23,061)
Write-down/loss on redemption of investments	(10,660)	—	—	—	(10,660)
Dividend income	20,000	—	—	(20,000)	—
Management fees	(1,533)	1,407	(105)	231	—

Total other (expenses) income	(1,991)	(15,731)	5,780	(19,774)	(31,716)

(Loss) income from continuing operations before income taxes	(57)	(34,724)	8,536	(21,391)	(47,636)
Income tax expense (recovery)	161	(5,662)	(707)	406	(5,802)

(Loss) income from continuing operations	(218)	(29,062)	9,243	(21,797)	(41,834)

Equity in subsidiaries	(37,705)	(3,305)	—	41,010	—

Net (loss) income	$(37,923)	$(32,367)	$9,243	$19,213	$(41,834)

Condensed Consolidating Statement of Cash Flows

Three months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(25,888)	$(4,691)	$23,062	$—	$(7,517)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(201)	(715)	(30)	—	(946)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)				(1,200)
Other	12	—	—	—	12

Cash used in investing activities	(1,389)	(3,215)	(30)	—	(4,634)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,386)	—	—	—	(1,386)
Dividends received / (paid)	—	1,000	(1,000)	—	—
Intercompany notes payable/receivable	19,362	951	(20,313)	—	—

Cash provided by (used in) financing activities	17,976	1,951	(21,313)	—	(1,386)

Effect of exchange rate changes on cash and cash equivalents	—	(17)	(311)	—	(328)
Net (decrease) increase in cash and cash equivalents	(9,301)	(5,972)	1,408	—	(13,865)
Cash and cash equivalents, beginning of period	41,311	13,702	9,510	—	64,523

Cash and cash equivalents, end of period	$32,010	$7,730	$10,918	$—	$50,658

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$11,836	$193	$7,843	$—	$19,872

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(240)	(1,399)	(50)	—	(1,689)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)	—	—	—	(1,200)
Other	12	334	(95)	—	251

Cash used in investing activities	(1,428)	(3,565)	(145)	—	(5,138)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,366)	(1,610)	—	—	(2,976)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Intercompany notes payable/receivable	12,787	3,155	(15,942)	—	—

Cash provided by (used in) financing activities	11,421	4,545	(18,942)	—	(2,976)

Effect of exchange rate changes on cash and cash equivalents	—	(15)	(38)	—	(52)
Net (decrease) increase in cash and cash equivalents	21,829	1,159	(11,282)	—	11,706
Cash and cash equivalents, beginning of period	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of period	$32,010	$7,730	$10,918	$—	$50,658

Condensed Consolidating Statement of Cash Flows

Three Months Ended June 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(11,978)	$(2,810)	$12,801	$—	$(1,987)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(261)	(1,625)	(502)	—	(2,388)
Purchase of intangibles	—	(1,000)	—	—	(1,000)
Other assets	68	215	(133)	—	150

Cash (used in) provided by investing activities	(193)	(2,410)	(635)	—	(3,268)

FINANCING ACTIVITIES:
Deferred financing costs	(1,522)	—	(14)	—	(1,536)
Notes receivable / payable	23,891	(675)	(23,216)	—	—

Cash provided by (used in) financing activities	22,369	(675)	(23,230)	—	(1,536)

Effect of exchange rate changes on cash and cash equivalents	—	(19)	(97)	—	(116)
Net increase (decrease) in cash and cash equivalents	10,198	(5,914)	(11,161)	—	(6,877)
Cash and cash equivalents, beginning of year	22,058	9,290	38,444	—	69,792

Cash and cash equivalents, end of year	$32,256	$3,376	$27,283	$—	$62,915

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(8,102)	$(11,581)	$21,254	$(20,000)	$(18,429)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(919)	(4,003)	(863)	$—	$(5,785)
Purchase of intangibles	—	(1,000)	—	—	(1,000)
In-process research and development	(2,500)	—	—	—	(2,500)
Other assets	(725)	977	52	—	304

Cash (used in) provided by investing activities	(4,144)	(4,026)	(811)	—	(8,981)

FINANCING ACTIVITIES:
Deferred financing costs	(1,607)	—	(14)	—	(1,621)
Dividends paid	—	—	(20,000)	20,000	—
Notes receivable / payable	22,198	(1,352)	(20,846)	—	—
Proceeds from stock options exercised and share capital issued	121	—	—	—	121

Cash provided by (used in) financing activities	20,712	(1,352)	(40,860)	20,000	(1,500)

Effect of exchange rate changes on cash and cash equivalents	—	1	498	—	499
Net increase (decrease) in cash and cash equivalents	8,466	(16,958)	(19,919)	—	(28,411)
Cash and cash equivalents, beginning of year	23,790	20,334	47,202	—	91,326

Cash and cash equivalents, end of year	$32,256	$3,376	$27,283	$—	$62,915

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three and six months ended June 30, 2009

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”), dated June 30, 2009, provides an update to the MD&A for the year ended December 31, 2008 and should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2009 and our audited consolidated financial statements for the year ended December 31, 2008, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Additionally, the MD&A and unaudited consolidated financial statements for the three and six months ended June 30, 2009 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2008 audited consolidated financial statements and our 2008 Annual Report on Form 10-K (as amended by our Form 10-K/A, the “10-K”), is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the remainder of 2009 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Many such known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions in the United States, Canada and the other regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; the requirement for substantial funding to conduct research and development, to expand manufacturing and commercialization activities; and any other factors that may affect our performance.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first six months of 2009, we recorded $93.3 million in direct sales of our various medical products and components and $59.6 million in royalties and license fees received from our partners.

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

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing collaborations with major medical device, pharmaceutical or biomaterials companies and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies. Currently, our principal revenues in this segment are from royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems incorporating the drug paclitaxel. TAXUS stents have been evaluated by the industry’s most extensive randomized, controlled clinical trial program, with patient follow-up out to five years in some cases. BSC’s controlled clinical trial results have been supplemented by data on more than 35,000 patients enrolled in post-approval registries. To date, millions of TAXUS stents have been implanted globally.

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

Proprietary Medical Products. Certain of our product lines, which we refer to as our Proprietary Medical Products, are marketed and sold by our two direct sales groups. We believe certain of these product lines contain technology advantages that may provide for more substantial revenue growth potential as compared to our overall product portfolio. Our significant currently marketed Proprietary Medical Products include (i) our Quill™ SRS wound closure product line, which is marketed and sold by our Surgical Products Sales Group, and (ii) our HemoStream™ dialysis catheter, our SKATER™ line of drainage catheters, our BioPince™ full core biopsy device, our EnSnare™ retrieval device and our V+Pad™ hemostatic pad which are marketed and sold by our Interventional Products Sales Group.

Base Medical Products. Certain of our product lines, which we refer to as our Base Medical Products, represent more mature finished goods product lines in the ophthalmology, biopsy and general surgery areas or medical device components manufactured by us and sold to other third-party medical device manufacturers who assemble those components into finished medical devices. Sales of our Base Medical Products are supported by a small group of direct sales personnel, as well as a network of independent sales representatives and medical product distributors. Sales of our Base Medical Products tend to exhibit greater volatility or slower relative growth, particularly our sales of components to third-party medical device manufacturers, which may be impacted by customer concentration and the business issues that certain of our large customers may face, as well as to a more limited extent by economic and credit market conditions.

Significant Recent Developments

Option™ Inferior Vena Cava Filter. In June 2009, we announced that the United States Food and Drug Administration (“FDA”) had granted 510(k) clearance for the Option™ Inferior Vena Cava (“IVC”) Filter, for use in both permanent and retrievable indications. We commenced commercial sales of the Option IVC Filter in the United States in July 2009.

IVC filters are implanted in patients that are at high risk for developing pulmonary embolism, which can be a life threatening condition. IVC filters are implanted in the inferior vena cava and are designed to catch clot material to prevent it from reaching the lungs, while allowing blood to continue to flow normally. Patients at high risk for pulmonary embolism are typically patients undergoing a significant surgical procedure, trauma patients or patients that have experienced a previous embolic event. IVC filters have been shown in several studies to significantly reduce the risk of pulmonary embolism and related mortality in certain high risk patient populations. In certain cases, once the risk of an embolic event has passed, the IVC filter will be removed in a subsequent surgical procedure. We believe the Option IVC Filter may have a number of potential competitive benefits, which include a unique filter design that may reduce the potential for filter migration after implantation, thereby making the product safer for patients, insertion potential through either the femoral or jugular route, which may make the product easier for a physician to use, and the use of non-thrombogenic material which reduce the risk of blood clots occurring in the filter. We also believe the unique design of the Option IVC Filter may allow physicians to remove or retrieve the device from patients more easily, or after longer periods of time have passed as compared to existing competitive IVC filters.

The Option IVC Filter was approved based upon the results of a United States multi-center prospective clinical trial. The purpose of the clinical trial was to evaluate the device’s safety and efficacy in preventing pulmonary emboli and to assess the ability to retrieve the device from the body up to 175 days following implantation. The results, representing a total of 100 patients, were presented at the 2009 Society of Interventional Radiology conference in San Diego, CA on March 9, 2009. Successful filter implantation was achieved in 100% of the subjects and the retrieval rate in the study was 92.3%. Clinical success, which was achieved in 88% of subjects, was defined as placement of the filter without subsequent pulmonary embolism, significant filter migration or embolization, symptomatic caval thrombosis or other complications requiring filter removal or invasive intervention.

The Option IVC Filter was licensed in March 2008 from our partner Rex Medical L.P. (“Rex Medical”). We are obligated to pay royalties and milestone payments to Rex Medical derived from our sales of the Option IVC Filter. We made a milestone payment of $2.5 million to Rex Medical upon 510(k) clearance of the Option IVC Filter during the second quarter of 2009 and recorded the payment as an intangible asset.

License, Distribution, Development and Supply Agreements with Haemacure Corporation. In June 2009, we announced that we had entered into license, distribution, development and supply agreements for fibrin and thrombin technologies with Haemacure Corporation (“Haemacure”). The collaboration provides us with access to technology for certain of our surgical product candidates which are currently in preclinical development. As part of this collaboration, we have agreed to provide to Haemacure a senior secured bridge financing facility. The senior secured bridge loan will provide $2.5 million to Haemacure in multiple draw-downs throughout 2009. The loan will be senior to all of Haemacure’s existing and future indebtedness, subject to certain exceptions, will bear interest at an annual rate of 10%, compounded quarterly, and will have a term of two years. We may, at our sole discretion, during a period of two years, advance up to an additional $1 million to Haemacure from time to time, in multiple draw-downs, for a total loan amount of $3.5 million. The senior secured bridge loan also has certain equity conversion features and rights to board representation upon conversion. As of June 30, 2009, $1.2 million of the loan has been drawn upon by Haemacure and a further $0.6 million of the loan, which had been accrued at June 30, 2009, was drawn upon subsequent to June 30, 2009. Of the total of $1.8 million paid and accrued, $1.2 million has been classified as other assets and $0.6 million has been classified as prepaid expenses and other current assets.

New TAXUS Regulatory Approvals and Clinical Data. In July 2009, we announced that our partner BSC had received approval from the FDA to market its TAXUS Liberté Long™ paclitaxel-eluting coronary stent system, a next-generation paclitaxel-eluting stent specifically designed for treating more diffuse coronary artery disease with a single coronary stent. At 38 mm, it is the longest available paclitaxel-eluting stent, providing physicians an option that can potentially reduce the number of stents used in more complex cases, simplifying procedures and reducing costs. It affords a more efficient treatment option for the estimated 8 to 10 percent of patients with long lesions. BSC plans to launch the product in the United States in August 2009. In May 2009, we announced that our partner BSC, had received approval from the FDA to market its TAXUS® Liberté® Atom™ paclitaxel-eluting coronary stent system, a next-generation paclitaxel-eluting stent specifically designed for treating small coronary vessels. It was approved for use in vessels as small as 2.25 mm in diameter and joins the TAXUS Express Atom™ stent as the only drug-eluting stents (“DES”) approved for small vessel use in the United States.

In May 2009, we announced that our partner BSC had launched the platinum chromium TAXUS Element™ paclitaxel-eluting coronary stent system in select markets worldwide. The platinum chromium TAXUS Element paclitaxel-eluting coronary stent system is the third-generation BSC coronary stent platform that incorporates our research, technology and intellectual property related to the use of paclitaxel. The TAXUS Element stent features BSC’s proprietary platinum chromium alloy, which is designed to enable thinner stent struts, increased flexibility and a lower stent profile while improving radial strength, recoil and radiopacity. In addition, the TAXUS Element stent platform incorporates new balloon technology intended to improve upon BSC’s market-leading Maverick® balloon catheter technology.

New Independent TAXUS Clinical Data. In May 2009 we announced that our partner BSC had welcomed the publication of an article in the Journal of the American College of Cardiology (JACC) reviewing data on more than 19,000 patients from the Swedish national registry who were evaluated for restenosis, or the re-narrowing or arteries, after percutaneous coronary intervention (“PCI”). The Swedish Coronary Angiography and Angioplasty Registry holds data on all patients undergoing PCI in Sweden. The objective of this independent study was to evaluate restenosis rates of DES’s in patients with and without diabetes in a real-world setting. The article reported that patients who received a TAXUS Liberté paclitaxel-eluting stent had numerically lower incidences of repeat procedures to treat restenosis at two years as compared to patients treated with ‘olimus-based DES’s, including Johnson & Johnson, Inc.’s Cypher® Stent and Medtronic Inc.’s Endeavor® Stent.

In the patients with diabetes, the TAXUS Liberté demonstrated a statistically significant lower restenosis rate compared to the Endeavor, which had more than two times the risk of repeat procedures. The JACC article reported that both the TAXUS Liberté stent and BSC’s first-generation paclitaxel-eluting stent, the TAXUS Express, were the only stents in the study showing no increased risk of restenosis for patients with diabetes as compared to those without diabetes. Data for both the Cypher and Endeavor stents indicated significant increased risk of restenosis in patients with diabetes. In addition, the study showed that the TAXUS Liberté had an approximately 23 percent lower restenosis rate at two years compared to the prior-generation TAXUS Express.

The Swedish registry study included four DES brands: TAXUS Liberté, TAXUS Express, Cypher and Endeavor. In total, the registry included 35,478 DES implants during 22,962 procedures in 19,004 patients, with 1,807 restenoses reported over a mean 29-month follow-up period. For the entire study population, the repeat revascularization rate per stent was 3.5 percent after one year and 4.9 percent after two years. Overall, the adjusted risk of restenosis was 1.23 times higher in patients with diabetes than in patients without diabetes. In patients with diabetes, restenosis was higher in the non-TAXUS stents. The sirolimus-eluting Cypher and the zotorolimus-eluting Endeavor had higher restenosis rates in patients with diabetes compared with those in patients without diabetes (1.25 times and 1.77 times, respectively).

New ZILVER® PTX™ Clinical Data. In April 2009 we announced that our partner Cook Medical Inc. (“Cook”) had reported data that showed that 82 percent of patients who were treated with Cook’s ZILVER PTX paclitaxel-eluting peripheral stent were free from reintervention at two-year follow up. The ZILVER PTX Registry study, involving 792 patients globally, is assessing the safety and efficacy of the ZILVER PTX in treating peripheral artery disease. The most recent results were reported at the 31st International Symposium Charing Cross Controversies Challenges Consensus. Data was compiled at 12 and 24 months for 593 patients and 177 patients respectively. The registry, which enrolled a broad spectrum of patients, includes patients with complex lesions (e.g., long lesions, total occlusions, in-stent restenosis). The corresponding event-free survival rates were 87 percent and 78 percent, and freedom from target lesion revascularization was 89 percent and 82 percent. Clinical measures that included ankle-brachial index, Rutherford score, and walking distance and speed scores showed significant improvement at six and 12 months and were maintained through 24 months. Detailed evaluation of stent x-rays demonstrated excellent stent integrity through 12 months, confirming previously published results showing 99 percent completely intact stents (less than 1 percent stent fracture rates observed) with a mean follow up of 2.4 years in the challenging superior femoral artery and popliteal arteries, including behind the knee locations.

Financial and Strategic Alternatives Process. Over the last two and a half years, revenue in our Pharmaceutical Technologies segment has declined significantly, primarily due to lower royalties derived from sales by BSC of TAXUS coronary stent systems. This decline in royalty revenue has negatively and materially impacted our liquidity and results of operations. As a result of this and other factors impacting our business and the capital markets, our management and Board of Directors believe a transaction or transactions of significant size and scope may be necessary to meaningfully address liquidity concerns and the working capital needs of our business. Our evaluation of various financial and strategic alternatives continued through the second quarter of 2009. As part of this continuing process, we secured interim senior secured financing for working capital and liquidity purposes in the first quarter of

2009 by way of a credit facility, we amended our credit facility in the second quarter of 2009, and in July 2009 we filed a shelf registration statement on Form S-3 in the United States and a preliminary short form base shelf prospectus in British Columbia and Ontario, as described in more detail below.

Amendment to Credit Facility. On May 29, 2009, we entered into an amendment to our senior secured term loan and revolving credit facility with Wells Fargo Foothill, LLC (“Wells Fargo”) as the sole arranger, administrative agent and lender that we had previously announced in March 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million, and a secured revolving credit facility with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was undrawn at the time of the amendment and was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of Permitted Investments and eliminated the $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula derived from the value of certain of our finished goods inventory and accounts receivable).

Filing of Shelf Registration Statement on Form S-3. On July 23, 2009, we announced that we had filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission and a corresponding preliminary short form base shelf prospectus with the securities commissions of British Columbia and Ontario (collectively, the “Offering Documents”). The Offering Documents, when made final and / or declared effective, will allow us to make offerings of Common shares, Class I Preference shares, debt securities, warrants or units for initial aggregate proceeds of up to $250.0 million during the next 25 months to potential purchasers in the United States, British Columbia and Ontario.

Ongoing Clinical Programs

The following discussion describes our product candidates, or certain of our partners’ product candidates, that are being evaluated in ongoing human clinical trials and their stage of development:

Partner Clinical Programs

ZILVER PTX Paclitaxel-Eluting Peripheral Vascular Stent System. The ZILVER PTX paclitaxel-eluting peripheral vascular stent, which is under evaluation in clinical trials being conducted by our partner Cook, is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. Cook licenses the rights to use paclitaxel with peripheral stents and certain other non-coronary medical devices from us. Under the terms of our license agreement with Cook, we are entitled to receive royalty payments upon the commercial sale of paclitaxel-eluting peripheral vascular stent products, including the ZILVER PTX.

Of patients with PAD, only a quarter indicate any material symptoms. The “silent” nature of this condition can result in a number of patients being diagnosed only when their condition has progressed to the severe stage. In patients with severe PAD whose condition is not improving with risk-factor modification, exercise programs and pharmacological therapy, invasive procedures may need to be carried out. These procedures include angioplasty, stenting or surgery. To date, stent procedures for PAD in the limbs have been limited due to high observed rates of restenosis, as well as risk of stent fracture with existing products, as these stents are exposed and not protected by the patient’s anatomy as with coronary stents.

Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in PAD. The ZILVER PTX paclitaxel-eluting peripheral stent is designed to reduce restenosis following placement of a stent in PAD patients. The ZILVER PTX is currently undergoing multiple human clinical trials in the United States, Japan, the European Union and selected other countries to assess product safety and efficacy.

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

In September 2008, Cook announced it had completed enrollment in its pivotal human clinical trial for the ZILVER PTX. The 420 patients enrolled in Cook’s randomized trial include PAD patients treated in Germany, the United States and Japan. On the same date, Cook announced that it had enrolled an additional 780 patients in the European Union, Canada and Korea in a clinical registry to evaluate the safety of the ZILVER PTX device. Those data have been used for submission in Europe for CE Mark approval to market the device there, with additional regulatory submissions pending in additional markets.

Data from Cook’s ZILVER PTX Registry study reported in April 2009 is discussed above under “Significant Recent Developments-New ZILVER PTX Clinical Data.”

TAXUS Element Paclitaxel-Eluting Coronary Stent System. The TAXUS Element stent system is currently being evaluated in BSC’s TAXUS PERSEUS clinical program, which was commenced in July 2007 and is designed for submission to the FDA in an application for approval to market and sell the TAXUS Element stent system in the United States. The PERSEUS clinical program is expected to collectively enroll approximately 1,500 patients at 100 U.S. and international centers. The PERSEUS clinical program will evaluate the safety and efficacy of the TAXUS Element stent in two studies. The first study, TAXUS PERSEUS Workhorse, will evaluate the safety and efficacy of the TAXUS Element stent compared to the TAXUS Express2 stent. This study will evaluate 1,264 patients with “workhorse” lesions from 2.75 to 4.0 mm. The primary endpoint of the workhorse study is target lesion failure at 12 months, and its secondary endpoint is in-segment percent diameter stenosis at nine months. The second study is the TAXUS PERSEUS Small Vessel study, which will compare the TAXUS Element stent to a historic control (TAXUS V de novo bare-metal Express Coronary Stent System). This study will include 224 patients with lesions from 2.25 to 2.75 mm. The primary endpoint of the small vessel study is in-stent late loss at nine months, and its secondary endpoint is target lesion failure at 12 months. Study success is dependent on both endpoints.

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

Angiotech Clinical Programs

Bio-Seal™ Lung Biopsy Tract Plug System. Bio-Seal is a novel technology designed to prevent air leaks in patients having lung biopsies by plugging the biopsy track with an expanding hydrogel plug. On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture. The plug is absorbed into the body after healing of the puncture site has occurred. We are the worldwide manufacturer and distributor of the Bio-Seal Lung Biopsy Tract Plug System, which has already received CE Mark approval and is currently marketed and sold in the European Union.

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

Data from this clinical trial study has been submitted to the FDA. The FDA has asked us various questions about the study and our submission and we have responded to all of the questions from the FDA received to date. Upon further review by the FDA, we may either receive 510(k) clearance to market Bio-Seal in the United States or be required to respond to additional questions or conduct additional clinical studies for this product candidate. Upon receiving such further information from the FDA, we will determine the timing of product launch or any further development work necessary to achieve approval should we choose to continue the development of this product candidate.

MultiStem® Stem Cell Therapy. The MultiStem stem cell therapy is under evaluation in clinical trials being conducted together with our partner Athersys, Inc. (“Athersys”) for the treatment of acute myocardial infarction. MultiStem stem cells are proprietary adult stem cells derived from bone marrow that have demonstrated the ability in laboratory experiments to form a wide range of cell types. MultiStem may work through several mechanisms, but a primary mechanism appears to be the production of multiple therapeutic molecules produced in response to inflammation and tissue damage. We and Athersys believe that MultiStem may represent a unique “off the shelf” stem cell product candidate, based on its potential ability to be used without tissue matching or immunosupression, and its potential capacity for large scale production. We entered into an agreement with Athersys in May 2006 to co-develop and commercialize MultiStem for use in the indications of acute myocardial infarction and peripheral vascular disease. On December 20, 2007, we and Athersys announced we had received authorization from the FDA to commence a phase I human clinical trial to evaluate the safety of MultiStem in the treatment of acute myocardial infarction. Upon completion of a phase I human clinical trial currently being conducted by Athersys, we may assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate. On September 22, 2008, as part of certain cost reduction initiatives, we announced a potential amendment of, and reduction in, cash outlays related to our collaboration with Athersys. The final terms of such amendment to our collaboration with Athersys may have an impact on our expected future expenditures for research and development of MultiStem, and the extent of our future financial and commercial commitments and rights relating to this product candidate.

Completed or Suspended Clinical Programs

5-FU-Eluting Central Venous Catheter. Central venous catheters (“CVC”) are usually inserted into critically ill patients for extended periods of time to administer fluids, drugs, and nutrition, as well as facilitate frequent blood draws. Through our proprietary drug identification strategy, we have elected to evaluate 5-Fluorouracil (“5-FU”), a drug previously approved by the FDA for treatment of various types of cancer, as a compound that may help to prevent certain types of infection in patients receiving a CVC. We recently completed a human clinical trial in the United States designed to assess the safety and efficacy of our 5-FU-eluting CVC in preventing various types of catheter related infections. The study was a randomized, single-blind, 960-patient, 25-center study and was designed to evaluate whether our 5-FU-eluting CVC prevents bacterial colonization at least as well as the market-leading anti-infective CVC. On July 10, 2007, we announced that we had completed enrollment of the study, and on October 9, 2007, we announced this study had met its primary statistical endpoint of non-inferiority as compared to the market leading anti-infective CVC (a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC) and indicated an excellent safety profile. In March 2008, we presented the clinical trial data at the 28th International Symposium on Intensive Care and Emergency Medicine in Brussels, Belgium. Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study; specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS. There were no statistically significant differences in the rate of adverse events related to the study devices, or in the rates of catheter-related bloodstream infections. Additionally, there was no evidence for acquired resistance to 5-FU in clinical isolates exposed to the drug for a second time. Based on the positive results achieved in the study, in December 2007 we filed a request for 510(k) clearance from the FDA to market and sell the CVC in the United States and on April 17, 2008, we announced that we had received 510(k) clearance from the FDA to market our 5-FU CVC in the United States but have not yet commercially launched the product. We are currently developing potential product launch plans as well as evaluating certain product line extensions relating to this clinical program. Should sufficient liquidity and capital resources be available, we anticipate commencing commercialization of this technology during the first half of 2010.

Vascular Wrap™. Our paclitaxel-eluting mesh surgical implant, or Vascular Wrap, is designed to treat complications, including graft stenosis or restenosis that may occur in connection with vascular graft implants in hemodialysis patients or in patients that have peripheral artery disease. Vascular grafts are implanted in patients in order to bypass diseased blood vessels, or to provide access to the vascular system of kidney failure patients in order to facilitate the process of hemodialysis. In many cases, these vascular grafts fail due to proliferation of cells or scar tissue into the graft (graft stenosis or restenosis), which can negatively impact blood flow through the vascular graft.

In April 2008, we elected to suspend enrollment in our U.S. and EU human clinical trials for our Vascular Wrap product candidate in patients undergoing surgery for hemodialysis access, pending a safety review to evaluate an imbalance of infections observed between the two study groups. As a result of these observations, we elected to notify physicians to suspend further enrollment in the trials, pending a full review of the potential cause of the implant site infections. There are currently no plans to resume enrollment in these clinical trials, however, we are continuing to monitor, evaluate and collect data with respect to the patients that were enrolled in the clinical trial. We are continuing to evaluate alternatives for this program, including potential collaborations, partnerships, divestitures or future clinical development initiatives.

Acquisitions

As part of our business development efforts we have completed several significant acquisitions. Terms of certain of these acquisitions may require us to make milestone or contingent payments upon achievement of certain product development and commercialization objectives. During the six months ended June 30, 2009, we did not complete any significant acquisitions.

Collaboration, License and Sales and Distribution Agreements

In connection with our commercial and research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of certain of our product candidates. Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on sales of commercial products, if any, resulting from the collaborations. During six months ended June 30, 2009, we did not enter into any significant collaboration, license or sales and distribution agreements other than the Amended and Restated Distribution and License Agreement with Baxter International, Inc. (“Baxter”) related to our COSEAL® technology described in and attached to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. We also entered into the license, distribution, development and supply agreements with Haemacure in June 2009 for fibrin and thrombin technologies (refer to “Significant Recent Developments— License, Distribution, Development and Supply Agreements with Haemacure Corporation”).

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

License fees are comprised of initial fees and milestone payments derived from collaborative and other licensing arrangements. Non-refundable milestone payments are recognized upon the achievement of specified milestones when the milestone payment is substantive in nature, the achievement of the milestone was not reasonably assured at the inception of the agreement and we have no further significant involvement or obligation to perform under the arrangement. Initial fees and non-refundable milestone payments received, which require our ongoing involvement, are deferred and amortized into income on a straight-line basis over the period of our ongoing involvement if no other objective form of measurable performance exists which indicates another method of recognition is more appropriate.

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

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes. At June 30, 2009, we held one equity security which was classified as available-for-sale, and accordingly, was recorded at fair market value.

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

Intangible assets

Our identifiable intangible assets are primarily comprised of technologies acquired through our business combinations. Intangible assets also include in-licensed proven medical technologies. We amortize intangible assets on a straight-line basis over the estimated life of the technologies, which range from two to twelve years depending on the circumstances and the intended use of the technology. We determine the estimated useful lives for intangible assets based on a number of factors such as legal, regulatory or contractual limitations; known technological advances; anticipated demand for our products; and the existence or absence of competition. We review the carrying value of our intangible assets for impairment indicators at least annually and whenever there has been a significant change in any of these factors listed above. A significant change in these factors may warrant a revision of the expected remaining useful life of the intangible asset, resulting in accelerated amortization or an impairment charge, which would impact earnings. We tested our intangible assets for impairment as at September 30, 2008 and determined that there was no impairment. Given the continued decline in our market value in the fourth quarter of 2008 and the further negative indicators of the economy as a whole, we updated our impairment tests of intangible assets as at December 31, 2008 and determined that there was no impairment. No additional impairment testing was conducted for the three and six months ended June 30, 2009 as there have been no further indicators of impairment since December 31, 2008.

Results of Operations

Overview

(in thousands of U.S.$ except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Pharmaceutical Technologies	$17,394	$25,589	$59,557	$54,571
Medical Products	47,179	50,533	93,316	98,259

Total revenues	64,573	76,122	152,873	152,830

Operating (loss) income	(412)	(7,284)	27,083	(15,920)

Other expenses	(11,682)	(20,775)	(21,009)	(31,716)

(Loss) income before income taxes	(12,094)	(28,059)	6,074	(47,636)

Income tax (recovery) expense	(217)	(1,988)	5,507	(5,802)

Net (loss) income	($11,877)	($26,071)	$567	($41,834)

Basic and diluted net (loss) income per common share	($0.14)	($0.31)	$0.01	($0.49)

For the three months ended June 30, 2009, we recorded a net loss of $11.9 million ($0.14 basic and diluted net loss per common share), compared to a net loss of $26.1 million ($0.31 basic and diluted net loss per common share) for the three months ended June 30, 2008.

The decrease in net loss of $14.2 million is due to several factors, including: (i) a $11.8 million decrease in research and development costs due primarily to the completion or termination of various of our human clinical trial activities and from certain cost reduction initiatives implemented during 2008; (ii) a decrease in selling, general and administrative costs of $4.2 million, primarily resulting from cost reduction initiatives implemented during the second half of 2008; (iii) a decrease in write-down and loss on redemption of investments of $10.7 million; and (iv) lower interest expense incurred on our Senior Floating Rate Notes due in 2013 (the “Floating Rate Notes”). These factors were partially offset by a reduction of $7.5 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems, lower medical products sales of $3.4 million and lower gross profit associated with such sales of $2.2 million and an income tax recovery of $0.2 million in the second quarter of 2009 compared to an income tax recovery of $2.0 million in the same period in 2008.

For the first six months of 2009, we recorded a net income of $0.6 million ($0.01 basic and diluted net income per share), compared to a net loss of $41.8 million ($0.49 basic and diluted net loss per share) for the same period in 2008. The shift of $42.4 million from our prior net loss to net income is primarily due to decreases in research and development and selling, general and administrative expenses in the first six months of 2009 as compared to the same period in 2008 as well as the receipt of the $25.0 million payment from Baxter in the first quarter of 2009. These factors were offset by a $19.8 million reduction in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems as compared to the same period in 2008, and an income tax expense of $5.5 million recorded in the first six months of 2009 as compared to an income tax recovery of $5.8 million recorded in the same period in 2008.

Revenues

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$16,085	$23,579	$30,989	$50,782
Royalty revenue – other	911	1,957	3,118	3,684
License fees	398	53	25,450	105

	$17,394	$25,589	$59,557	$54,571

Medical Products:
Product sales	47,179	50,533	93,316	98,259

Total revenues	$64,573	$76,122	$152,873	$152,830

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies. Currently, our principal revenues in this segment are from royalties derived from sales by BSC of TAXUS coronary stent systems incorporating the drug paclitaxel. Royalty revenue derived from sales of TAXUS stent systems by BSC for the three month period ended June 30, 2009 decreased by 32% as compared to the same period in 2008. The decrease in royalty revenues was a result of lower sales of TAXUS stent systems by BSC, driven primarily by the entry of new competitors into the drug-eluting coronary stent market during the second half of 2008. Royalty revenue for the quarter ended June 30, 2009 was based on BSC’s net sales for the period January 1, 2009 to March 31, 2009 of $252 million, of which $119 million was in the United States, compared to net sales of $353 million for the same quarter in 2008, of which $195 million was in the United States. The average gross royalty rate earned in the three month period ended June 30, 2009 on BSC’s net sales was 6.6% for sales in the United States and 6.2% for sales in other countries, compared to an average rate of 7.3% for sales in the United States and 5.8% for sales in other countries for the same period in 2008.

The average gross royalty rate relating to TAXUS sales in the United States declined during the three months ended June 30, 2009 as compared to the same period of the prior year as a result of our tiered royalty rate structure, whereby we receive higher royalty rates on sales volume above certain contractually established baselines. The average gross royalty rate relating to sales in countries other than the United States increased slightly in the current period due to the impact of relative TAXUS sales by BSC in Japan, where sales are subject to our tiered royalty payment structure, relative to other countries outside of the United States.

Royalty revenue derived from sales of TAXUS stent systems by BSC for the first six months of 2009 decreased by 39% as compared to the same period in 2008. The decrease in royalty revenues was a result of lower sales of TAXUS stent systems by BSC. Royalty revenue for the first six months of 2009 was based on BSC’s net sales for the period October 1, 2008 to March 31, 2009 of $491 million, of which $223 million was in the United States, compared to net sales of $716 million for the same period in 2008, of which $395 million was in the United States. The average gross royalty rate earned in the first six months of 2009 on BSC’s net sales was 6.5% for sales in the United States and 6.1% for sales in other countries, compared to an average rate of 7.4% for sales in the United States and 6.8% for sales in other countries for the same period in 2008.

The average gross royalty rate relating to TAXUS sales in the United States declined during the six months ended June 30, 2009 as compared to the same period in 2008 as a result of our tiered royalty rate structure, whereby we receive higher royalty rates on sales volume above certain contractually established baselines. The average gross royalty rate relating to sales in countries other than the United States increased slightly in the current period due to the impact of increased relative TAXUS sales by BSC in Japan, where sales are subject to our tiered royalty payment structure, relative to other countries outside of the United States. This increase was mitigated slightly by an additional royalty payment we received during the first quarter of 2008 relating to royalties on sales outside of the United States that were owed from prior periods in 2007.

For the six months ended June 30, 2009, license fees increased by $25.3 million as compared to the same period during 2008 due to the $25.0 million payment received from Baxter in the first quarter of 2009.

We expect revenues in our Pharmaceutical Technologies segment may decrease for the remainder of 2009 as compared to revenues recorded in the second half of 2008 and the first half of 2009, primarily as a result of the continued decline in royalty revenues derived from sales by BSC of TAXUS, increased competition from new competitors that entered into the drug-eluting coronary stent market in the United States in the second half of 2008 and the elimination of ongoing royalty payments from Baxter as a result of our entry into the Amended and Restated Distribution and License Agreement. Our royalties derived from sales by BSC of TAXUS declined from $50.8 million in the first half of 2008 to $33.3 million in the second half of 2008 and to $31.0 million in the first half of 2009.

Medical Products

Our Medical Products segment manufactures and markets a range of single-use, specialty medical devices.

Certain of our product lines, which we refer to as our Proprietary Medical Products, are marketed and sold by our two direct sales groups. We believe certain of these product lines contain technology advantages that may provide for more substantial revenue growth potential as compared to our overall product portfolio. Our significant currently marketed Proprietary Medical Products include (i) our Quill™ SRS wound closure product line, which is marketed and sold by our Surgical Products Sales Group, and (ii) our HemoStream dialysis catheter, our SKATER line of drainage catheters, our BioPince full core biopsy device, our EnSnare™ retrieval device and our V+Pad™ hemostatic pad, which are marketed and sold by our Interventional Products Sales Group.

Certain of our product lines, which we refer to as our Base Medical Products, represent more mature finished goods product lines in the ophthalmology, biopsy and general surgery areas, or medical device components manufactured by us and sold to other third party medical device manufacturers who assemble those components into finished medical devices. Sales of our Base Medical Products are supported by a small group of direct sales personnel, as well as a network of independent sales representatives and medical product distributors. Sales of our Base Medical Products tend to exhibit greater volatility or slower relative growth, particularly our sales of components to third-party medical device manufacturers, which may be impacted by customer concentration and the business issues that certain of our large customers may face, as well as to a more limited extent by economic and credit market conditions.

Revenue from our Medical Products segment for the three months ended June 30, 2009 was $47.2 million compared to $50.5 million for the same period in 2008. The decrease was primarily related to lower sales of our Base Medical Products. This decrease was offset by higher sales of our Proprietary Medical Products during the period as compared to the same period of 2008.

Sales of our Base Medical Products were $33.7 million during the second quarter of 2009 representing 71% of our total Medical Products segment sales. Sales of our Base Medical Products declined by approximately 13% in the second quarter of 2009 as compared to the second quarter of 2008. The decline in our Base Medical Products sales in the second quarter of 2009 as compared to the second quarter of 2008 is due primarily to lower sales of medical device components to other third-party medical device manufacturers, generally relating to certain customers that have postponed or cancelled orders, or implemented inventory reduction programs in response to changing economic and credit market conditions, and more particularly relating to cancelled orders for surgical needles by one of our largest customers. Manufacturing of surgical needles, as of November 2008, was fully transferred to our facility in Aguadilla, Puerto Rico from our facility in Syracuse, New York. We believe that the closure of our Syracuse production facility in November and the finalization of our move of surgical needle production to Aguadilla, combined with the difficult economic and credit market environment, may have negatively impacted our Base Medical Product sales during the second quarter of 2009 as compared to the second quarter of 2008. We currently expect that certain of our customers may increase their order levels later in 2009; however, there can be no assurance that we will record sales of surgical needles to these customers at levels observed in prior periods. Sales of our Base Medical Products were also impacted to a lesser extent by foreign currency fluctuations. Excluding the impact of foreign currency changes, revenue would have declined by 10% as compared to the second quarter of 2008.

Sales of our Proprietary Medical Products were $13.5 million during the second quarter of 2009, representing 29% of our total Medical Products segment sales. Sales of Proprietary Medical Products increased by approximately 15% in the second quarter of 2009 as compared to the second quarter of 2008. The increase in sales of our Proprietary Medical Products during the period was primarily the result of higher sales of certain of our product lines, most significantly our Quill SRS product line and our HemoStream dialysis catheter. Sales of our Proprietary Medical Products as compared to the same period of 2008 were also negatively impacted by foreign currency fluctuations. Excluding the impact of foreign currency changes, revenue would have increased by 21% as compared to the second quarter of 2008.

Revenue from our Medical Products segment for the first six months of 2009 was $93.3 million, a decrease of 5% from the $98.3 million of revenue recorded for the same period of 2008, which was due to a 13% decline in sales of our Base Medical Products to $66.8 million from $76.4 million due to factors consistent with the three month period as noted above, offset by increased sales of our Proprietary Medical Products to $26.5 million from $21.8 million due to factors consistent with the three month period as noted above. Excluding the impact of foreign currency changes, revenue would have declined by 1% as compared to the first six months of 2008.

Because we believe certain of our product lines, including our Quill SRS product line, our HemoStream dialysis catheter, and our recently approved Option IVC Filter have a high potential for growth, we expect that revenue in our Medical Products segment will increase during the remainder of 2009 as compared to 2008. This expected growth may be mitigated or offset by lower sales of our Base Medical Products, in particular if our sales of medical devices and device components to third-party customers continue at lower than expected levels.

Expenditures

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
License and royalty fees	$2,568	$3,661	$5,474	$8,032
Cost of products sold	25,682	26,809	49,648	52,658
Research and development	6,833	18,584	12,930	34,889
Selling, general and administrative	21,606	25,813	41,178	53,654
Depreciation and amortization	8,296	8,539	16,560	17,017
In-process research and development	—	—	—	2,500

	$64,985	$83,406	$125,790	$168,750

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in the three and six months ended June 30, 2009 as compared to the same periods in 2008 reflects the decrease in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost in 2009, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $1.1 million to $25.7 million for the three months ended June 30, 2009 compared to $26.8 million for the same period in 2008. Cost of products sold decreased by $3.0 million to $49.7 million for the six months ended June 30, 2009 compared to $52.7 million for the same period in 2008. The decreases in cost of products sold for the three and six months ended June 30, 2009 as compared to the same periods in 2008 were primarily related to the lower levels of aggregate Medical Products segment sales as described above.

Gross margins for our Medical Products segment sales were 45.6% for the three months ended June 30, 2009 compared to 47.0% for the same period in 2008 and were 46.8% for the six months ended June 30, 2009 compared to 46.4% for the same period in 2008. Gross margins in 2009 compared to 2008 were positively impacted by a relative increase in sales of higher margin product lines and the continued launch of certain new, higher margin product lines for which there were no material sales in the comparable prior year period. These positive factors were offset by unfavorable production variances at our Aguadilla, Puerto Rico facility. Specifically, we have incurred costs for labor, inventory, materials and overhead at our Aguadilla facility in anticipation of surgical needle order levels consistent with what was recorded during 2008. With the unexpected cancellation of orders by one of our largest customers at the beginning of 2009, we commenced steps to eliminate excess costs in this facility that were no longer justified by the lower resulting production volumes. These excess costs, the majority of which were capitalized during the past two quarterly periods in anticipation of shipping orders as originally scheduled with our largest customer, are now being written off or expensed over the next two quarterly periods with no concurrent revenue recorded as originally anticipated. These actions have or are expected to negatively impact our Medical Products segment gross margin by approximately three to five percentage points during each of the second quarter and second half of 2009. The actual impact may be higher or lower than anticipated depending on the amount of sales revenue generated.

We expect that cost of products sold will continue to be significant and that gross margins may improve for the remainder of 2009, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins. These improvements may be offset if we continue to experience unfavorable manufacturing variances at our Aguadilla, Puerto Rico facility as described above, and as a result, gross margins may not improve as quickly as expected during the remainder of 2009.

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

Research and development expenditures decreased significantly to $6.8 million and $12.9 million for the three and six months ended June 30, 2009 respectively, as compared to $18.6 million and $34.9 million for the same periods in 2008. The decreases were primarily due to the suspension of enrollment in our Vascular Wrap clinical trial, the reduction or elimination of staffing within our clinical and research departments and reduction in other direct costs in the second half of 2008 relating to the postponement or elimination of other selected research programs and activities.

We expect our research and development expenditures may continue to be lower in 2009 as compared to 2008, reflecting the factors described above. Even after these expected declines, we anticipate we will continue to incur significant research and development expenditures in 2009.

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

Selling, general and administrative expenditures were $21.6 million and $41.2 million, respectively, for the three and six months ended June 30, 2009 as compared to $25.8 million and $53.7 million, respectively for the same periods in 2008. The lower expenditures were primarily due to reduced salaries, benefits and travel costs as well as reduced severance and other restructuring charges related to the closure and consolidation of our Syracuse, NY manufacturing facility.

We expect that selling, general and administrative expenses may continue to be lower in 2009 than in 2008 due to staff and other expense reductions implemented primarily during the second half of 2008. Expenditures could materially increase or fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.3 million and $16.6 million, respectively, for the three and six months ended June 30, 2009, compared to $8.5 million and $17.0 million, respectively for the same periods in 2008. Depreciation and amortization expense is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $14.8 million and $15.2 million, respectively, and depreciation of property, plant and equipment of $1.7 million and $3.5 million, respectively for the six months ended June 30, 2009.

We expect depreciation and amortization expense in the remainder of 2009 to be comparable to the same periods in 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use.

We had no IPR&D expense in either the three or six month periods ended June 30, 2009. In the three month period ended March 31, 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option IVC Filter. We had no IPR&D expense in the three months ended June 30, 2008.

We may incur further IPR&D expenditures in the event we in-license or acquire additional early stage technologies.

Other Income (Expense)

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Foreign exchange (loss) gain	($1,441)	$140	($709)	$563
Investment and other income	(600)	686	(615)	1,442
Interest expense on long term-debt	(9,641)	(10,941)	(19,685)	(23,061)
Write-down or net loss on redemption of available-for-sale securities	—	(10,660)	—	(10,660)

Total other expenses	($11,682)	($20,775)	($21,009)	($31,716)

Net foreign exchange losses during the three and six month periods ended June 30, 2009 were primarily the result of changes in the relationship of the U.S. dollar to other foreign currency exchange rates when translating our foreign currency denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the United States. We do not use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Investment and other income for the three and six months ended June 30, 2009 decreased by $1.3 million and $2.1 million respectively, when compared to the same periods in 2008, primarily as a result of lower interest income received in 2009 due primarily to lower cash balances available to invest. Included in investment and other income for the three and six months ended June 30, 2009 is a charge of $0.6 million relating to the write-off of the portion of the deferred financing charges related to the term loan with Wells Fargo that terminated on May 29, 2009.

During the three and six months ended June 30, 2009, we incurred interest expense of $9.6 million and $19.7 million, respectively, on our outstanding long-term debt obligations, as compared to $10.9 million and $23.1 million, respectively, for the same periods in 2008. The decreases have resulted from a decline in the interest rate applicable on our Floating Rate Notes due to lower LIBOR rates. The interest rate decline resulted in an average interest rate of 4.9% on our Floating Rate Notes for the three months ended June 30, 2009 as compared to 6.4% for the three months ended June 30, 2008. Interest expense also includes $0.6 million for amortization of deferred financing costs for each period presented.

Income Tax

For the three and six months ended June 30, 2009, we recorded an income tax recovery of $0.2 million and an income tax expense of $5.5 million, respectively, compared to an income tax recoveries of $2.0 million and $5.8 million for the three and six months ended June 30, 2008, respectively. The income tax recovery for the three months ended June 30, 2009 was primarily due to the amortization of identifiable intangible assets. The income tax expense for the six months ended June 30, 2009 also includes a $6.1 million write-off of deferred charges relating to taxes paid in prior years in connection with an inter-company transfer of the CoSeal intellectual property underlying the transaction with Baxter.

The effective tax rate for the three and six months ended June 30, 2009 was 1.8% and 90.7% respectively, compared to an effective tax rate of 7.1% and 12.2% respectively, for the comparable periods in 2008. The effective tax rate for the current period was lower than the statutory Canadian tax rate of 30.0% and was primarily due to valuation allowances on net operating losses.

Liquidity and Capital Resources

At June 30, 2009, we had working capital of $68.8 million and cash resources of $50.7 million, consisting of cash and cash equivalents. In aggregate, our working capital increased by $17.2 million as compared to December 31, 2008, primarily relating to the $25.0 million in cash received pursuant to the transaction with Baxter as described above.

In addition, as described above under “Significant Recent Developments—Amendment to Credit Facility,” on May 29, 2009, we entered into an amendment to our senior secured term loan and revolving credit facility with Wells Fargo that we had previously announced in March 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million and a secured revolving credit facility, with a borrowing base derived from the value of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of Permitted Investments and eliminated a $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula based on certain of our and our subsidiaries’ finished goods inventory and accounts receivable). As of June 30, 2009, the amount of financing available under the revolving credit facility was approximately $10.7 million and there were no borrowings outstanding under the revolving credit facility.

Our cash resources and any borrowings available under the revolving credit facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate purposes. We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

At any time, the amount of financing available under the revolving credit facility, which is secured by certain of our inventory and accounts receivable assets, may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of finished goods and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR rate was 0.66% on June 30, 2009, a 0.5% increase or decrease in the LIBOR rate as of June 30, 2009 would have no impact on interest payable under the credit facility. The revolving credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by us. We maintain this facility to provide additional liquidity and capital resources for working capital and general corporate purposes in the near term and more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs.

On July 23, 2009, we announced that we filed the Offering Documents with the securities commissions of British Columbia and Ontario and the United States Securities and Exchange Commission. The Offering Documents, when made final and / or declared effective, will allow us to make offerings of Common shares, Class I Preference shares, debt securities, warrants or units for initial aggregate proceeds of up to $250.0 million during the next 25 months to potential purchasers in British Columbia, Ontario and the United States. We believe that having the ability to issue these securities gives us the flexibility to raise capital quickly and effect other long-term changes to our capital structure that we may deem advisable in the future.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond June 2010.

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

Cash Flow Highlights

(in thousands of U.S.$)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash and cash equivalents, beginning of period	$64,523	$69,792	$38,952	$91,326

Net loss excluding non-cash items	(2,558)	(4,170)	18,200	(12,388)
Working capital requirements	(4,959)	2,183	1,672	(6,041)

Cash (used in) provided by operating activities	(7,517)	(1,987)	19,872	(18,429)
Cash used in investing activities	(4,634)	(3,238)	(5,138)	(8,981)
Cash used in financing activities	(1,386)	(1,536)	(2,976)	(1,500)
Effect of exchange rate changes on cash	(328)	(116)	(52)	499

Net (decrease) increase in cash and cash equivalents	(13,865)	(6,877)	11,706	(28,411)

Cash and cash equivalents, end of period	$50,658	$62,915	$50,658	$62,915

Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended June 30, 2009 was $7.5 million compared to cash used in operating activities of $2.0 million for the same period in 2008. Net income for the current quarter, excluding non-cash items, resulted in cash outflows of $2.6 million compared to cash outflows of $4.2 million for the same period of 2008. Working capital requirements resulted in cash outflows of $5.0 million for the second quarter of 2009 compared to cash inflows of $2.2 million for the same quarter of 2008. The increase in cash outflows related to working capital for the second quarter of 2009 as compared to the same quarter of 2008 resulted primarily from certain payments related to the terminated transaction with Ares Management and New Leaf Ventures announced in the second half of 2008 as well as an interest payment on the 7.75% Senior Subordinated Notes due in 2014 (the “Subordinated Notes”) we made on March 31, 2008 which was not made until April 1 in 2009 and from the impact of non-cash tax expense.

Cash provided by operating activities for the six months ended June 30, 2009 was $19.9 million compared to cash used in operating activities of $18.4 million for the same period in 2008. The increase in cash provided by operating activities was due primarily to the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009, reduced research and development and selling, general and administrative costs in 2009 and the impact of working capital changes during the period. Working capital changes included a reduction in net cash outflows from accounts receivable of $3.0 million due to decreased sales at the end of the second quarter of 2008 as compared to the second quarter of 2009, an increase in net cash inflows from prepaid expenses and other assets of $6.4 million due to non-cash tax expense and an increase in net cash inflows from income taxes payable of $3.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended June 30, 2009 was $4.6 million compared to net cash used of $3.2 million for the same quarter in 2008. For the quarter ended June 30, 2009, the net cash used in investing activities was primarily related to the $2.5 million payment to Rex Medical for the Option IVC Filter as well as the $1.2 million advanced to Haemacure. For the quarter ended June 30, 2008, the net cash used in investing activities was primarily for capital expenditures of $2.4 million, of which $0.3 million was for lab equipment and the expansion of our R&D facilities and $2.1 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility. We also paid a $0.8 million earn-out milestone payment to a third party upon our successful completion of the Bio-Seal clinical trial.

Net cash used in investing activities for the first six months of 2009 was $5.1 million compared to net cash used of $9.0 million for the same period in 2008. For the first six months of 2009, the net cash used in investing activities was primarily for capital expenditures of $1.7 million as well as the payments made to Rex Medical and Haemacure as described above. For the first six months of 2008, the net cash used in investing activities was primarily for capital expenditures of $5.8 million, of which $1.8 million was for lab equipment and the expansion of our R&D facilities, and $3.9 million was for manufacturing equipment, mainly for the expansion of our Puerto Rico manufacturing facility. We also paid a $0.8 million licensing milestone to a third-party upon our successful completion of the Bio-Seal clinical trial and invested $2.5 million in IPR&D for an initial license payment to Rex Medical, as described above.

Depending on the level of our cash portfolio, we invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At June 30, 2009, we were not holding any short-term marketable securities.

At June 30, 2009 and December 31, 2008, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	June 30, 2009	December 31, 2008
Canadian dollars	$1,318	$3,942
Swiss franc	1,355	3,053
Euro	5,280	5,263
Danish krone	1,136	2,022
Other	1,470	2,806

Cash Flows from Financing Activities

Net cash used in financing activities for the three and six months ended June 30, 2009 were $1.4 million and $3.0 million, respectively, and were primarily for expenditures related to our senior secured credit facility (see “Liquidity and Capital Resources” above and note 11(c) to unaudited interim consolidated financial statements for three and six months ended June 30, 2009). Net cash used in financing activities for the three and six months ended June 30, 2008 were $1.5 million and were related to payments made as a result of the terminated transaction with Ares and New Leaf.

Senior Floating Rate Notes

On December 11, 2006, we issued Floating Rate Notes in the aggregate principal amount of $325 million. The Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At June 30, 2009, the interest rate on these notes was 4.41%. We may redeem all or a part of the notes at specified redemption prices.

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

In addition, the terms of our senior secured credit facility, include customary financial covenants, including maintaining certain levels of Adjusted EBITDA and interest coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of their business, make distributions and make advances, loans or investments.

Contractual Obligations

During the three and six months ended June 30, 2009, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of June 30, 2009, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the United States, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-01, Accounting for Collaborative Arrangements or EITF Issue 07-01. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF Issue 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF Issue 07-01 is effective for fiscal years beginning December 15, 2008. Adoption of this standard has not had a material impact on our consolidated balance sheets, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS No. 161. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

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

In June 2008, the EITF issued EITF Issue 08-3, Accounting for Lessees for Maintenance Deposits under Lease Arrangements. EITF Issue 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF Issue 08-3 is effective for fiscal years beginning after December 15, 2008. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

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

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (FIN) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

In November 2008, the EITF issued EITF 08-6, Equity method Investment Accounting Considerations. EITF Issue 08-6 addresses a number of matters associated with the impact of SFAS No. 141(R) and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF Issue 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adopting this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In November 2008, the EITF issued EITF 08-7, Accounting for Defensive Intangible Assets. EITF Issue 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF Issue 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard and the impact on accounting for defensive intangible assets will be dependent upon future acquisitions.

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after December 15, 2008. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends the disclosure requirements of FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107 requires public companies to disclosure the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 is effective for interim periods beginning after June 15, 2009. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS No. 115-2. FSP FAS No. 115-2 amends the impairment guidance for certain debt securities and will require an investor to assess the likelihood of selling the security prior to recovering the cost basis. If the investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP FAS 115-2 is effective for interim periods beginning after June 15, 2009. Adoption of this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for Asset or Liability have significantly Decreased and Identifying Transactions that are Not Orderly, or FSP FAS No. 157-4. FSP FAS No. 157-4 amends FAS No. 157, Fair Value Measurements, to provide additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. FSP FAS No. 157-4 provides additional guidance on how fair value measurements might be determined in an active market. FSP FAS No. 157-4 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. Adoption of this standard did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards for the accounting and disclosure of events which occur after the balance sheet date but before the financial statements are issued or are available for issuance. This standard is effective for interim or annual periods ending after June 15, 2009. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets to amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The new standard features the following changes: elimination of the qualifying special purpose entity concept, introduction of new criteria for the recognition and derecognition of financial asset transfers eligible for sale accounting, and extension of disclosure requirements. SFAS No. 166 is applicable to all financial asset transfers occurring from January 1, 2010. We are assessing the potential impact that the adoption of SFAS 166 may have on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) – Consolidation of Variable Interest Entities (“VIE’s”). The new standard eliminates the QSPE exemption and defines a new approach for assessing whether VIE’s should be consolidated. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009. We are assessing the potential impact that the adoption of SFAS 167 may have on our consolidated financial position, results of operations or cash flows.

Outstanding Share Data

As of June 30, 2009, there were 85,126,725 common shares issued and outstanding for a total of $472.7 million in share capital. At June 30, 2009, we had 5,635,227 CDN dollar stock options outstanding under the Angiotech Pharmaceuticals, Inc. stock option plans (of which 4,099,332 were exercisable and expected to vest) at a weighted average exercise price of CDN$5.91. We also had 2,862,085 U.S. dollar stock options outstanding under the plans at June 30, 2009, (of which 1,877,814 were exercisable and expected to vest) at a weighted average exercise price of US$1.67 per option. Each CDN dollar stock option and U.S. dollar stock option is exercisable for one common share of Angiotech Pharmaceuticals, Inc.

As of June 30, 2009, there were 83 stock options outstanding in the AMI stock option plan (of which 70 were exercisable and expected to vest). Each AMI stock option is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. upon exercise at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2009 we had cash and cash equivalents of $50.7 million.

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 4.4% (December 31, 2008 – 6.0%). Based upon our average floating rate debt levels during the three months ended June 30, 2009, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the three months ended June 30, 2009 and June 30, 2008. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish krone, the Euro and the U.K. pound sterling. We incurred net transaction losses of $1.4 million and $0.7 million for the three and six months ended June 30, 2009, respectively, and net transaction gains of $0.1 million and $0.6 million for the three and six months ended June 30, 2008, respectively, primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish krone, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 13% and 14% of our net revenue for the three months ended June 30, 2009 and June 30, 2008, respectively, were generated in other than the United States dollars, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the three months ended June 30, 2009. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.9 million on an annual basis.

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

Changes in Internal Control over Financial Reporting.

No change was made to our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Angiotech patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. We have filed a response to the Court’s decision, and have additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, use of their CE mark for SMT’s Infinnium™ stent. A date for the court’s decision on infringement has not yet been set. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands.

On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, we as Buyer, and LaSalle Bank (“LaSalle”) as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the U.S. District Court Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing (patent claim interpretation) of December 2005. We have submitted a Motion for Summary Judgment to the court based upon the judges’ Markman decision. No hearing date has yet been set by the court.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:

•	In EP0784490, an oral hearing has been scheduled for October 1, 2009.

•

In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008 and thereafter revoked this patent. An appeal was filed on April 22, 2008. The parties have been summoned to attend an oral hearing on the appeal at the EPO on June 19, 2009. On February 26, 2009, BSC submitted a request to withdraw from the oral hearing. On June 25, 2009 the EPO issued a notice stating that the decision under appeal was set aside and the patent would be remitted to the patent examiner for further prosecution.

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006. An oral hearing has been scheduled for September 9, 2009.

•

In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. Angiotech filed an appeal on January 19, 2009, and then filed a request to withdraw the appeal on March 10, 2009.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision. The opponent withdrew their appeal on June 23, 2009, and requested that the patent be maintained in amended form.

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

•	In EP1429664, an oral hearing had been scheduled for May 27, 2009; however, the oral hearing was canceled by the EPO on May 14, 2009. The proceedings will continue in writing.

•	In EP1159974, briefs are being exchanged.

•	In EP1159975, a Notice of Opposition was filed on June 5, 2009. The EPO has not yet set a date for Angiotech’s response.

•

In EP0991359, Angiotech’s response to the opposition was due prior to the extended deadline of May 15, 2009 but Angiotech did not file a response. A notice of failure to respond to the opposition was issued by the EPO on July 7, 2009. Angiotech’s response to this notice is due September 7, 2009.

•	In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. An appeal may be filed up to August 24, 2009.

Item 1A.	Risk Factors

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

Risks Related to Our Business

We have historically been unprofitable and may not be able to achieve and maintain profitability

We began operations in 1992 and have incurred a loss from operations in a majority of the years in which we have been operating. Our ability to become profitable and maintain profitability will depend on, among other things, the amounts of royalty revenue we receive from our corporate partners; our ability to restructure our existing indebtedness; our ability to maintain and improve sales of our existing product lines; our ability to successfully market and sell certain new products and technologies; our ability to research, develop and successfully launch new products and technologies; our ability to improve our gross profit margins through realization of lower research and development and general and administrative expenditures, lower manufacturing costs and efficiencies or improved product sales mix; our ability to effectively control our various operating costs; and foreign currency fluctuations.

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

The decline in TAXUS royalty payments from BSC, the large amount of our outstanding indebtedness and the related cash interest payments due on such indebtedness, the current economic conditions affecting our and our partners’ financial stability, as well as the capital expenditures required to develop the medical products segment of our business, among other factors, have magnified our working capital needs and funding shortages. Our revolving credit facility and recently filed shelf registration statement (when declared effective by the SEC) provide us with the flexibility and time to explore longer-term options for our overall capital structure and working capital needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q. These longer-term options include one or more financial and strategic alternatives, including a capital influx from one or more new investors and the restructuring of our outstanding indebtedness, but such efforts have not been successful to date due to our significant debt burden. Due to numerous factors that may impact our future cash position, working capital and liquidity, as discussed below, and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurances that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond June 2010. If our cash flows are worse than expected, we may require additional funds in order to meet the funding requirements of our commercial operations for our research and development programs, to satisfy certain contractual obligations, for other operating and capital requirements, for potential acquisitions or in-licensing of technologies, to satisfy milestone or other payment obligations due to licensors or corporate partners, or to repay or refinance our indebtedness. Financing in addition to our credit facility may not be available, and even if available, may not be available on attractive or acceptable terms due to difficult credit markets and other factors.

Our obligation to pay cash interest on our notes has had, and we expect will continue to have, an adverse effect on our liquidity.

We currently have two series of notes outstanding: Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) and 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”). We are obligated to make periodic cash interest payments on both the Floating Rate Notes and the Subordinated Notes.

As a result of these required cash interest payments, we have had significant liquidity issues. If our cash flows are worse than expected, an inability to access additional sources of liquidity to fund our cash needs, or to refinance our outstanding notes, could further adversely affect our financial condition or results of operations and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws.

During 2008, we commenced certain cost reductions with the goal of achieving positive consolidated free cash flow (after the incurrence of net interest expense). These efforts may not be sufficient to achieve our goal. If further cost reductions beyond those that have been implemented become necessary, our future prospects may be adversely impacted.

In September 2008, we announced that we were pursuing various initiatives to reduce operating costs and focus our business efforts on our most promising near term product opportunities. We have implemented operating cost reductions across all functions in the company, including in research and development and general and administrative functions, with more limited reduction initiatives in sales and marketing. The cost reduction efforts were designed to reduce certain expenses while maintaining support for the sales of our existing marketed product lines. Our remaining resources subsequent to these changes are focused primarily on our existing Medical Products business, and on selected new products that have recently launched or are expected to be launched in the near future. Selected actions that have been taken with respect to the reorganization include postponement of the scheduled launch of our 5-fluorouracil-eluting central venous catheter; discontinuation of our research activities in Rochester, New York; postponement of certain pre-clinical-stage research activities, pending the completion of partnering or other funding activities that would offset direct costs and personnel costs associated with such programs; reduction of certain financial and personnel contributions relating to our joint venture with Genzyme Corporation; rationalization or elimination of office and laboratory space in various locations; rationalization of selected pending and issued intellectual property; elimination of certain expenses and reductions in personnel in all general and administrative and in research and development departments; selective reduction in certain sales and marketing investments personnel and in medical affairs; and postponement of selected planned capital expenditures.

However, the cost reductions implemented to date may not be sufficient to achieve our previously stated goal of achieving positive consolidated free cash flow (after the incurrence of net interest expense). If we are required to make further reductions to our expense levels beyond those that have been implemented, our future business prospects may be adversely impacted.

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

Royalty revenue from BSC has declined as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, which BSC has attributed to a decline in the number of angioplasty procedures in the United States and may decline further in the future. If BSC is impaired in its ability to market and distribute TAXUS, whether for this reason or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further significantly reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of additional TAXUS product lines in the United States and could have a significant impact on our royalty revenue from sales of TAXUS.

Additionally, BSC may terminate our 1997 License Agreement under certain circumstances, including, if BSC is unable to acquire a supply of paclitaxel at a commercially reasonable price; if BSC reasonably determines that the paclitaxel-eluting coronary stent is no longer commercially viable; or if our license agreement with the National Institutes of Health (“NIH”), certain rights under which are sublicensed to BSC, terminates.

The amounts payable by BSC to us vary from 1% to 9% of net sales depending on various factors, including volume of sales from time to time and patent protection laws in the country of sale. From these amounts, we must pay certain royalties to our licensors, including the NIH and the University of British Columbia (“UBC”), under license agreements. The royalty rates paid by BSC to us are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. There is no guarantee that royalty payments under our 1997 License Agreement will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as competition, technological change, reimbursement or other factors. Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists as defined by our 1997 License Agreement, in certain jurisdictions.

BSC may be enjoined from the selling, or otherwise become subject to limitations applicable to its ability to sell, TAXUS in the United States.

Our royalty revenue derived from the sale of paclitaxel-eluting coronary stents depends on BSC’s ability to continue to sell its various TAXUS paclitaxel-eluting stent products and to launch next generation paclitaxel-eluting stents in the United States. Historically, stent manufacture and sale is the subject of a substantial amount of U.S. patent litigation, and we anticipate that our licensees, including BSC and others, may be involved in material legal proceedings related to paclitaxel-eluting stents.

Many of the products we are depending on to grow our business are not yet ready for sale or have only recently been introduced for sale.

Many of the products we are depending on to drive future growth are not yet ready for sale or have only recently been introduced for sale. If any of our products are not approved for sale or do not achieve market acceptance, our ability to generate revenues will be adversely affected.

If our products are alleged to be harmful, we may not be able to sell them, we may be subject to product liability claims not covered by insurance and our reputation could be damaged.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products and medical devices. Using our drug candidates or devices in clinical trials may expose us to product liability claims. These risks will expand with respect to drugs or devices, if any, that receive regulatory approval for commercial sale. In addition, some of the products we manufacture and sell are designed to be implanted in the human body for varying periods of time. Even if a drug or device were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may have resulted from our products. Component failures, manufacturing flaws, quality system failures, design defects, inadequate disclosure of product-related risks or product-related information or other safety issues with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. In addition, although many of our products are subject to review and approval by the FDA or other regulatory agencies, under the current state of the law, any approval of our products by such agencies will not prohibit product liability lawsuits from being brought against us in the event that our products are alleged to be defective, even if such products have been used for their approved indications and appropriate labels have been included.

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

Our planned clinical trials may not begin on time, or at all, and our planned and ongoing clinical trials may not be completed on schedule, or at all.

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

The validity of our patent claims depends, in part, on whether prior art references described or rendered obvious our inventions as of the filing date of our patent applications. We may not have identified all prior art, such as U.S. and foreign patents, published applications or published scientific literature that could adversely affect the validity of our issued patents or the patentability of our pending patent applications. For example, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent, or the first to file patent applications related to, our technology. In the event that a third party has also filed a U.S. patent application covering a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent Office to determine priority of invention in the United States. It is possible that we may be unsuccessful in the interference, resulting in a loss of some portion or all of our U.S. patent positions. The laws in some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

As part of our patent strategy, we have filed a variety of patent applications internationally. Oppositions have been filed against various granted patents that we either own or license and which are related to certain of our technologies. See “Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q for a discussion of the proceedings related to certain of such oppositions.

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

We depend on certain single-source suppliers that supply components used in the manufacture of certain of our products. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

We are subject to various laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute, physician self-referral laws, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, the federal False Statements Statute, and state law equivalents to these federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business. In addition, we are subject to the U.S. Foreign Corrupt Practices Act. Any action against us for violation by us or our agents or distributors of this act could have a significant impact on our business.

We may be unsuccessful in marketing, selling and distributing certain of our products.

We distribute a number of our products worldwide. In order to achieve commercial success for our approved products, we have established our sales and marketing force in the United States, Europe and other parts of the world. If our distribution personnel or methods are not sufficient to ensure we have supply to meet demand for our products or if there is a quality control failure with our products, it could harm our prospects, business, financial condition and results of operations.

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

Our operations are in some instances conducted in currencies other than the U.S. dollar and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euros, Swiss francs, Danish kroner, and U.K. pounds sterling. Exchange rate fluctuations may reduce our future operating results and comprehensive income. For a description of the effects of exchange rate fluctuations on our results, see “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Euros, Swiss francs, Danish kroner, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we have a significant amount of debt outstanding, the majority of which is guaranteed by our subsidiaries. The Floating Rate Notes, the Subordinated Notes and our revolving credit facility are guaranteed by certain of our subsidiaries.

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

The Floating Rate Notes bear interest at rates that fluctuate with changes in certain prevailing benchmarks. If interest rates increase, we may be unable to meet our debt service obligations under the Floating Rate Notes, the Subordinated Notes, our revolving credit facility and other indebtedness.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, we are party to a revolving credit facility in order to provide additional liquidity and capital resources for working capital and general corporate purposes in the near term and more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs. Additionally, we have filed with the SEC a shelf registration statement on Form S-3 that, when declared effective, will enable us to issue and sell up to an aggregate of $250 million of our common shares, Class I Preference shares, debt securities, warrants and/or units in one or more public offerings.

If our cash flows are worse than expected, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to repay or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of certain assets to meet our debt service obligations;

•	sales of equity; and

•	negotiations with our lenders under the revolving credit facility and the holders of our Floating Rate Notes and our Subordinated Notes to restructure the applicable debt.

We may not be able to implement one or more of these alternatives on terms acceptable to us or at all. Our revolving credit facility and the indentures governing our Floating Rate Notes and Subordinated Notes may restrict, or market or business conditions may limit, our ability to do some of these things. Moreover, if we are unable to obtain sufficient financing when we need it or on terms satisfactory to us, our development activities could have to be delayed, curtailed or eliminated and our financial results could be adversely affected.

We and our subsidiaries are permitted to incur substantially more debt, which could further exacerbate the risks associated with our leverage.

The terms of the indentures governing the Floating Rate Notes and Subordinated Notes and our revolving credit facility expressly permit the incurrence of additional amounts of debt for specified purposes. Moreover, neither the indentures governing the Floating Rate Notes and Subordinated Notes nor our revolving credit facility imposes any limitation on our incurrence of liabilities that are not defined as “Indebtedness” under such indentures or facility (such as trade payables). If new debt or other liabilities are added to our and our subsidiaries’ current levels of debt, the related risks that we and they now face could be exacerbated.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt, including the Floating Rate Notes, the Subordinated Notes, any borrowings under our revolving credit facility and other financial obligations, and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. Although we have a revolving credit facility in place, if our cash flows are worse than expected, and the amounts we are able to draw on that facility prove inadequate to meet our debt service and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, including the Floating Rate Notes, the Subordinated Notes or our revolving credit facility, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including the Floating Rate Notes, the Subordinated Notes or the revolving credit facility, sell any such assets or obtain such additional financing on commercially reasonable terms or at all. Additionally, because the indentures governing the Floating Rate Notes and Subordinated Notes require that, upon the occurrence of a “change of control,” as defined in the indentures, we must make an offer to repurchase the Floating Rate Notes and Subordinated Notes, respectively, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The occurrence of a “change of control,” as defined in our revolving credit facility, would constitute an event of default and would permit the lenders to terminate their commitments and accelerate any outstanding borrowings under the facility. Thus, in the event that we were required to repurchase the Floating Rate Notes and Subordinated Notes pursuant to our offer, we would not have enough cash available to make such repurchase.

For additional risks related to the refinancing of our existing debt, see “—Our existing and future permitted debt could adversely affect our operations, and we need to restructure our existing debt to ensure that our cash flows are adequate to service our debt.”

The indentures governing the Floating Rate Notes and Subordinated Notes and our revolving credit facility contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us that may arise.

The indentures governing the Floating Rate Notes and Subordinated Notes and our revolving credit facility contain certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

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

Although the indentures for the Floating Rate Notes and Subordinated Notes and our revolving credit facility contain fixed charge coverage test that limit our ability to incur indebtedness, these limitation are subject to a number of significant exceptions and qualifications. Moreover, neither of the indentures nor our revolving credit facility imposes any limitation on our incurrence of liabilities that are not considered “Indebtedness” under the indentures (such as operating leases), nor do the indentures impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as “Unrestricted Subsidiaries” under the indentures. Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage. Also, although the indentures and our revolving credit facility limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

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

The NASDAQ rules provide that the exchange can delist a company’s shares for failing to maintain a share price above a dollar. Our common shares have traded in the past at less than a dollar on the NASDAQ. We cannot assure you that we will continue to meet the listing requirements of the NASDAQ or that our common shares will continue to be traded on the NASDAQ in the future.

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

The threat of delisting and/or a delisting of our common shares could have material adverse effects by, among other things:

•	reducing the liquidity and market price of our common shares;

•	reducing the number of investors willing to hold or acquire our common shares, thereby further restricting our ability to obtain equity financing;

•	reducing the amount of news and analyst coverage of our company; and

•	reducing our ability to retain, attract and motivate our directors, officers and employees.

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

In addition, our shareholders adopted a shareholder rights plan which provides for substantial dilution to an acquirer of 20% or more of our common shares, except in certain circumstances, including a) the acquirer makes a bid to all shareholders, which, among other things, is held open for at least 60 days and is accepted by independent shareholders holding at least 50% of the outstanding common shares, or b) the bid is otherwise approved by our board of directors. The shareholder rights plan must be reconfirmed by the shareholders every three years.

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

Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition of a significant interest in our company so long as our assets are valued above certain thresholds. This legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. A reviewable acquisition may not proceed unless the relevant minister is satisfied or is deemed to be satisfied that there is likely to be a net benefit to Canada from the transaction.

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

(a) On June 4, 2009, we held our 2009 annual general meeting of shareholders.

(b) Proxies were solicited by our management pursuant to Regulation 14A under the Exchange Act. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders.

(c) Those matters voted upon and the results were as follows:

(1) Fixing the size of the Board of Directors at six and the election of directors (Proposal 1); and

(2) Appointment of auditors for the ensuing year and the authorization of the directors to fix the remuneration to be paid to the auditors (Proposal 2).

Proposal	For	Against	Withheld	Spoiled	Broker Non-Votes
Proposal 1	38,497,304	10,563,239	0	—	1
William L. Hunter	48,372,605	—	687,938	—	1
David T. Howard	37,984,105	—	11,076,438	—	1
Edward M. Brown	47,845,486	—	1,215,057	—	1
Arthur H. Willms	37,972,567	—	11,087,976	—	1
Laura Brege	48,361,448	—	699,095	—	1
Henry A. McKinnell Jr.	48,340,053	—	720,490	—	1
Proposal 2	48,504,958	—	555,586	—	—

Item 5.	Other Information

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratios of earnings to fixed charges for the periods indicated. In computing the ratios of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges include interest expense and amortization of capitalized expenses related to indebtedness and the portion of lease rental expense representative of interest. We estimate the interest component of lease rental expense to be one-third of lease rental expense.

	Year Ended December 31, (in Thousands)							Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2006	2007		2008		2009		2009
Ratio of Earnings to Fixed Charges	116.8	82.9	1.6	—	(1)	—	(1)	—	(1)	1.3

Deficiency of Earnings Available to Cover Fixed Charges	—	—	—	$(70,592)		$(754,068)		$(12,094)		—

Ratio of Combined Fixed Charges and Preferred Share Dividends to Earnings	116.8	82.9	1.6	—	(1)	—	(1)	—	(1)	1.3

Deficiency of Earnings Available to Cover Combined Fixed Charges and Preferred Share Dividends	—	—	—	$(70,592)		$(754,068)		$(12,094)		—

(1)	Our earnings during this period were insufficient to cover fixed charges and, accordingly, ratios are not presented.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
3.1	First Amendment to Credit Agreement, dated as of May 29, 2009, by and among Angiotech, as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Angiotech’s Current Report on Form 8-K filed June 3, 2009)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: August 7, 2009	By:	/s/ K. Thomas Bailey
K. Thomas Bailey (Principal Financial Officer and Duly Authorized Officer)