Form 10-K/A
period 2008-12-31
ANGIOTECH PHARMACEUTICALS INC
filed 2009-11-06
CIK 1096481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities Exchange Commission on March 16, 2009 and was amended by Amendment No. 1 filed with the Securities and Exchange Commission on March 23, 2009 (as so amended, the “Original Report”), to restate the 2008 financial statements. The restatement corrects for the classification of the $649.7 million goodwill impairment write-down from other expenses to operating expenses in the consolidated statement of operations.  The restatement had no impact on the amount of the write-down, the net loss or basic and diluted net loss per common share. On October 11, 2009 management determined that the financial statements for the year ended December 31, 2008 and audit report dated March 13, 2009 should no longer be relied upon as a result of the classification error identified above.

The following table presents the impact of the correction (in millions):

For the year ended December 31, 2008	As Previously Reported	Correction	Restated

Operating loss	$(20,211)	$(649,685)	$(669,896)

Total other (expenses) income	$(733,857)	$649,685	$(84,172)

The restatement had no impact on the consolidated balance sheets as at December 31, 2008 and 2007, the consolidated statements of stockholder’s equity or consolidated statements of cash flows for any of the years presented or retained earnings as at January 1, 2006.

Items 6, 7, 8 and 15 of the Original Report have been amended and restated in this Amendment to reflect the restatement. This Amendment includes information contained in the Original Report and, except as identified above, we have not modified or updated any other disclosures presented in the Original Report. The disclosures in this Amendment continue to speak as of the date of the Original Report and have not been updated to reflect subsequent events identified after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings issued subsequent to the Original Report.

Angiotech Pharmaceuticals, Inc.

Table of Contents

Annual Report on Form 10-K/A for the year ended December 31, 2008

In this Annual Report on Form 10-K/A, references to “the Company”, “Angiotech”, “us” or “we” are to Angiotech Pharmaceuticals, Inc. and all of its subsidiaries as a whole, except where it is clear that these terms only refer to Angiotech Pharmaceuticals, Inc.

Accounting Standards

In this Annual Report on Form 10-K/A, all dollar amounts are in U.S. dollars, except where otherwise stated and financial reporting is made in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”). You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, on the day of filing with the SEC and on our website at: www.angiotech.com. Our website and the information on our website is not part of this Annual Report on Form 10-K/A.

PART II

Item 6.

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for each of our five most recently completed financial years. This data should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the audited consolidated financial statements, including the notes to the financial statements, set out in this Annual Report on Form 10-K/A as well as the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 16, 2009.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(in thousands of U.S. $)	2008	2007	2006	2005	2004
	(Restated)
REVENUE
Royalty revenue	$91,546	$116,659	$175,254	$189,203	$100,638
Product sales, net (6)	190,816	170,193	138,590	5,334	8,281
License fees	910	842	1,231	5,111	17,312
	283,272	287,694	315,075	199,648	126,231
EXPENSES
License and royalty fees	14,258	18,652	25,986	28,345	18,072
Cost of products sold	101,052	94,949	69,543	5,653	5,632
Research and development	53,192	53,963	45,393	31,988	26,659
Selling, general and administration	98,483	99,315	78,933	37,837	21,180
Depreciation and amortization	33,998	33,429	36,014	9,540	9,235
In-process research and development	2,500	8,125	1,042	54,957	6,375
Write-down of goodwill (4)	649,685	-	-	-	-
	953,168	308,433	256,911	168,320	87,153
Operating (loss) income	(669,896)	(20,739)	58,164	31,328	39,078
Other (expenses) income:
Foreign exchange (loss) gain	540	(341)	515	1,092	2,050
Investment and other income	1,192	10,393	6,235	10,006	5,668
Interest expense on long-term debt	(44,490)	(51,748)	(35,502)	-	-
Write-down and other deferred financing charges (1)	(16,544)	-	(9,297)	-	-
Write-down / loss on redemption of investments (2)	(23,587)	(8,157)	-	(5,967)	-
Write-down of assets held for sale (3)	(1,283)	-	-	-	-
Total other (expenses) income	(84,172)	(49,853)	(38,049)	5,131	7,718
(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting policy	(754,068)	(70,592)	20,115	36,459	46,796
Income tax (recovery) expense	(12,892)	(14,545)	2,092	28,055	(6,183)
(Loss) income from continuing operations before cumulative effect of change in accounting policy	(741,176)	(56,047)	18,023	8,404	52,979
Loss from discontinued operations, net of income taxes (5)	-	(9,893)	(7,708)	(9,591)	(527)
Cumulative effect of change in accounting policy	-	-	399	-	-
Net (loss) income	$(741,176)	$(65,940)	$10,714	$(1,187)	$52,452
Basic net income (loss) per common share:
Continuing operations	$(8.71)	$(0.66)	$0.21	$0.10	$0.63
Discontinued operations	-	(0.12)	(0.09)	(0.11)	-
Total	$(8.71)	$(0.78)	$0.12	$(0.01)	$0.63
Diluted net income (loss) per common share:
Continuing operations	$(8.71)	$(0.66)	$0.21	$0.10	$0.62
Discontinued operations	-	(0.12)	(0.09)	(0.11)	(0.01)
Total	$(8.71)	$(0.78)	$0.12	$(0.01)	$0.61
Basic weighted average number of common shares outstanding (in thousands)	85,118	85,015	84,752	84,121	83,678
Diluted weighted average number of common shares outstanding (in thousands)	85,118	85,015	85,437	85,724	85,697

BALANCE SHEET INFORMATION

As at			December 31,
(in thousands of U.S.$)	2008	2007	2006	2005	2004
Cash, cash equivalents and short-term investments	$39,800	$91,326	$108,617	$195,442	$271,484
Working capital	47,737	97,745	115,892	181,317	268,300
Total assets	385,197	1,150,108	1,224,624	494,694	479,077
Total long-term obligations	633,655	645,096	658,366	4,459	12,882
Deficit	(843,673)	(102,497)	(34,893)	(45,607)	(44,420)
Total shareholders’ (deficit) equity	(299,873)	442,072	498,692	462,680	441,826

QUARTERLY RESULTS

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters:

		Quarter ended
(in thousands of U.S.$, except per share data)	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	(Restated)	(Restated)
Revenue
Royalty and license revenue	$16,027	$21,858	$25,589	$28,982
Product sales	46,054	46,502	50,533	47,727
Total revenues	62,081	68,360	76,122	76,709
Gross Margin:
Pharmaceutical Technologies	13,254	18,406	21,928	24,611
Medical Products	22,431	21,730	23,724	21,878
Total Gross Margin	35,685	40,136	45,652	46,489
Operating loss	(52,124)	(601,852)	(7,284)	(8,636)
Net loss	$(76,964)	$(622,378)	$(26,071)	$(15,763)

Basic loss per share	$(0.90)	$(7.31)	$(0.31)	$(0.19)

Diluted loss per share	$(0.90)	$(7.31)	$(0.31)	$(0.19)

		Quarter ended
(in thousands of U.S.$, except per share data)	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Revenue
Royalty and license revenue	$27,423	$26,674	$29,932	$33,472
Product sales	43,935	41,352	42,420	42,486
Total revenues	71,358	68,026	72,352	75,958
Gross Margin:
Pharmaceutical Technologies	23,007	22,148	25,663	28,031
Medical Products	20,247	17,967	17,336	19,694
Total Gross Margin	43,254	40,115	42,999	47,725
Operating (loss) income	(6,034)	(5,907)	(11,150)	2,352
Net (loss) income from continuing operations	(23,498)	(10,832)	(15,045)	(6,672)
Net (loss) income	(26,444)	(11,988)	(15,215)	(12,293)

Basic loss per share:
Continuing operations	$(0.28)	$(0.13)	$(0.18)	$(0.08)
Discontinued operations	(0.03)	(0.01)	-	(0.07)
Total	$(0.31)	$(0.14)	$(0.18)	$(0.15)

Diluted loss per share:
Continuing operations	$(0.28)	$(0.13)	$(0.18)	$(0.08)
Discontinued operations	(0.03)	(0.01)	-	(0.07)
Total	$(0.31)	$(0.14)	$(0.18)	$(0.15)

1) We expensed deferred financing charges of $13.5 million related to the suspension of the note purchase agreement in the third quarter of 2008 and a further $3.0 million in the fourth quarter of 2008. In 2006, we repaid a credit facility of $425 million and as a result, expensed the unamortized balance of the deferred financing charges related to this facility.

2) In 2008, we wrote-down and realized a loss on investments of $10.7 million, $1.9 million and $11.0 million in the second, third and fourth quarters respectively. In 2007, we wrote-down and realized a loss on investments of $8.2 million in the first quarter.

3) We recorded an impairment charge of $1.3 million in the fourth quarter of 2008 on the two properties we intend to sell and reclassified these properties and one other as available for sale.

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

5) We recorded an impairment charge of $7.7 million in the fourth quarter of 2006 related to our decision to discontinue the following subsidiaries: American Medical Instruments Inc. (Dartmouth), Point Technologies, Inc and Point Technologies SA. In the first quarter of 2007, we recorded a further impairment of $8.9 million related to the discontinuance of these operations.

6) We recorded $2.6 million against our product sales revenue in the second quarter of 2007 related to our decision to accept returns of Contour Threads brand name as part of our consolidation and discontinuation of the Contour Threads brand name, coincident with our launch of our Quill SRS brand name.

On March 23, 2006, the Company completed the acquisition of 100% of the outstanding share of privately held AMI, a leading independent manufacturer of specialty, single use medical devices.

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

Statements contained in this Annual Report on Form 10-K/A that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for 2009 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

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

In addition, our business is subject to certain operating risks that may cause any results expressed or implied by the forward-looking statements in this Annual Report on Form 10-K/A to differ materially from our actual results. These operating risks include: our ability to attract and retain qualified personnel; our ability to successfully complete pre-clinical and clinical development of our products; changes in our business strategy or development plans; our failure to obtain patent protection for discoveries; loss of patent protection resulting from third-party challenges to our patents; commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; our ability to obtain and enforce timely patent and other intellectual property protection for our technology and products; the ability to enter into, and to maintain, corporate alliances relating to the development and commercialization of our technology and products; market acceptance of our technology and products; our ability to successfully manufacture, market and sell our products; the availability of capital to finance our activities; our ability to restructure and to service our debt obligations; and any other factors referenced in our other filings with the applicable Canadian securities regulatory authorities or the SEC.

For a more thorough discussion of the risks associated with our business, see the section entitled “Risk Factors” in this Annual Report on Form 10-K/A.

Given these uncertainties, assumptions and risk factors, investors are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K/A to reflect future results, events or developments.

This Annual Report on Form 10-K/A contains forward-looking information that constitutes "financial outlooks" within the meaning of applicable Canadian securities laws.  We have provided this information to give shareholders general guidance on management's current expectations of certain factors affecting our business, including our financial results.  Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.

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

Option™ Vena Cava Filter. The Option™ Vena Cava Filter, which we licensed in March 2008 from our partner Rex Medical L.P., is under evaluation in a pivotal human clinical trial.  We believe this vena cava filter may have a number of potential benefits, which include unique filter apex and retention anchors, insertion through either the femoral or jugular route, and non-thrombogenic material.  The purpose of the U.S. multi-center prospective clinical trial is to evaluate the device’s safety and efficacy in preventing pulmonary emboli, and to assess the ability to retrieve the device from the body up to 175 days following implantation.  Interim results of the pivotal trial were presented at the AIM/Veith Meeting in New York in November 2008. The complete results, representing a total of 100 patients, were presented at the 2009 Society of Interventional Radiology in San Diego, CA on March 9, 2009.  The clinical data from this trial has been submitted to the FDA. The FDA has responded to our submission with additional questions about the studay and we are preparing a response.

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

Our most significant collaborations, licences, sales and distribution agreements are listed in the exhibits index to this Annual Report on Form 10-K/A and may be found at the locations specified therein.

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

Given the continued decline in our market value in the fourth quarter of 2008 and the further negative indicators of the economy as a whole, we updated our impairment tests of goodwill and acquired intangible assets and concluded a further impairment had occurred in the carrying amounts of goodwill associated with our Medical Products segment as well as an impairment in the carrying amounts of goodwill associated with our Pharmaceuticals Technologies segment. Accordingly, we recorded a further impairment charge of $50.3 million in the fourth quarter of 2008 leaving no goodwill on the Company’s books as of December 31, 2008.

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

(in thousands of U.S.$, except per share data)	Years ended December 31,
	2008	2007	2006
	(Restated)
Revenues
Pharmaceutical Technologies	$92,456	$117,501	$176,485
Medical Products	190,816	170,193	138,590
Total revenues	283,272	287,694	315,075
Operating (loss) income	(669,896)	(20,739)	58,164

Other (expense) income	(84,172)	(49,853)	(38,049)

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting policy	(754,068)	(70,592)	20,115
Income tax (recovery) expense	(12,892)	(14,545)	2,092
Net (loss) income from continuing operations	$(741,176)	$(56,047)	$18,023

Basic and diluted net (loss) income per common share, continuing operations	$(8.71)	$(0.66)	$0.21

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

Expenditures

(in thousands of U.S.$)	Years ended December 31,
	2008	2007	2006
	(Restated)
License and royalty fees	$14,258	$18,652	$25,986
Cost of products sold	101,052	94,949	69,543
Research and development	53,192	53,963	45,393
Selling, general and administrative	98,483	99,315	78,933
Depreciation and amortization	33,998	33,429	36,014
In-process research and development	2,500	8,125	1,042
Write-down of goodwill	649,685	-	-
	$953,168	$308,433	$256,911

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

Research and development expenses, organized by stage of development, for the periods indicated were as follows:

(in thousands of U.S.$)	Years ended December 31,
	2008	2007	2006
Discovery and pre-clinical research	$25,808	$22,744	$23,066
Ongoing clinical programs	3,367	-	-
Completed or Suspended Clinical Programs:
Vascular WrapTM Paclitaxel-Eluting Mesh	13,552	11,743	9,399
Other clinical programs	3,337	7,249	7,835
	46,064	41,736	40,300
Medical Products	7,809	12,362	5,169
Stock-based compensation	795	2,056	2,340
Less: Depreciation, amortization and inter-company charges allocated to projects above	(1,476)	(2,191)	(1,997)
Total research and development	53,192	53,963	45,812
Less: Research and development relating to discontinued operations	-	-	(419)
Total research and development relating to continuing operations	$53,192	$53,963	$45,393

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

Write-down of goodwill

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

Other Income (Expense)

(in thousands of U.S.$)	Years ended December 31,
	2008	2007	2006
	(Restated)
Foreign exchange (loss) gain	$540	$(341)	$515
Investment and other income	1,192	10,393	6,235
Interest expense on long term-debt	(44,490)	(51,748)	(35,502)
Write-down and other deferred financing charges	(16,544)	-	(9,297)
Write-down of assets held for sale	(1,283)	-	-
Write-down or net loss on redemption of investments	(23,587)	(8,157)	-
	$(84,172)	$(49,853)	$(38,049)

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

In connection with the Company’s plans for capacity rationalization and consolidation in the Medical Products segment, the Company reclassified two of its long-lived assets as current assets held for sale in accordance with guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These properties have a carrying value of approximately $3.1 million, which represents the lower of cost and fair value less cost to sell. An impairment charge of $1.3 million has been recorded against income from continuing operations.

In addition, and also in connection with the Company’s capacity rationalization in the Pharmaceutical Technology segment, the Company reclassified a property that is no longer used and has a carrying value of approximately $5.3 million as held for sale.

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

The operating results of discontinued operations are summarized as follows:

(in thousands of U.S.$)
	Years ended December 31,
	2007	2006
Revenue	$7,580	$10,092
Operating loss	(632)	(4,045)
Other income and expense	(1,991)	4
Impairment charge	(8,879)	(7,700)
Loss before income taxes	(11,502)	(11,741)
Income tax recovery	(1,609)	(4,033)
Net loss from discontinued operations	$(9,893)	$(7,708)

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

As a result of uncertainty and volatility relating to the market and competitive environment for drug-eluting stents and to address our liquidity needs, we commenced the exploration of a broad range strategic and financial alternatives in the second half of 2007 See “Business Overview –Financial and Strategic Alternatives Process”.

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

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2008 was $38.0 million, compared to cash used of $5.6 million for 2007.  Net loss for the current year, excluding non-cash items, resulted in cash outflows of $16.9 million compared to cash outflows of $14.7 million for 2007.  The increase in cash used in operating activities was due to factors consistent with those that impacted net loss, as described above under “Results of Operations – Overview”.  Working capital requirements resulted in net cash outflows of $21.1 million during 2008 compared to net cash inflows of $9.1 for 2007. The net cash outflows in 2008 primarily resulted from a $5.5 million increase during the year in trade accounts receivable, consistent with the increase in medical product sales as compared to 2007, an increase of $5.1 million during the year of inventory balances built in order to meet production requirements for certain of our medical products in the United States and Europe and a decrease of $12.5 million in accounts payable and accrued liabilities due to lower spending.

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

Contractual Obligations

Our significant contractual obligations for the next five years and thereafter include:

(in thousands of U.S.$)	Payments due by period
					More than 5
	Total	Less than 1 year	1 to 3 years	3 to 5 years	years

Long-term debt repayments	575,000	-	-	325,000	250,000
Long-term debt interest obligations	185,955	36,851	72,854	71,406	4,844
Operating leases	24,708	3,271	5,605	4,996	10,836
License, research and technology development agreements	1,563	1,563	-	-	-
Total obligations	787,226	41,685	78,459	401,402	265,680

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheets, results of operations or cash flows.

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

In June 2008, the Emerging Issues Task Force issued EITF 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF 8-03, but does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force issued EITF 08-6, Equity method Investment Accounting Considerations, or EITF 08-6. EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet completed its evaluation of EITF 8-03, but does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force issued EITF 08-07, Accounting for Defensive Intangible Assets. EITF 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141(R) and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect EITF 08-7 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The unconsolidated financial statements and accompanying notes, together with the report of an independent registered public accounting firm, are incorporated herein by reference to Exhibit 13 hereto.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are included as part of this Annual Report on Form 10-K/A.

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

† Page numbers refer to Exhibit 13 of this Annual Report on Form 10-K/A.

(2)

Financial Statement Schedule:

Page†
Report of Independent Registerd Public Accounting Firm	13-44
Schedule II – Valuation of Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	13-45

† Page numbers refer to Exhibit 13 of this Annual Report on Form 10-K/A.

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)

Exhibits:

The exhibits listed below are filed as part of this Annual Report on Form 10-K/A. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit or other filing referred to are the same and that the exhibit or other filing referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Annual Report on Form 10-K/A are identified by an asterisk. The Commission file number for our Exchange Act filings referenced below is 000-30334.

Exhibit	Description	Location
3.1	Notice of Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3.1, Form 10-K, filed March 16, 2009

3.2	Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3, Form 6-K filed March 31, 2005

4.1	Indenture dated March 23, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for 7.75% Senior Subordinated Notes due 2014	Exhibit 99.2, Form 6-K filed April 3, 2006

4.2	Indenture dated December 11, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for Senior Floating Rate Notes due 2013	Exhibit 2, Form 6-K filed December 15, 2006

4.3	Shareholder Rights Plan Agreement between Angiotech Pharmaceuticals, Inc. and Computershare Trust Company of Canada as Rights Agent, Amended and Restated as of October 30, 2008	Exhibit 4.3, Form 10-K filed March 16, 2009

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

Exhibit 10.9, Form 10-K filed March 16, 2009

10.10	Agreement and Plan of Merger among Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc., Quaich Acquisition, Inc. and Quill Medical, Inc. dated May 25, 2006**	Exhibit 10.10, Form 10-K filed March 16, 2009

10.11	License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.11, Form 10-K filed March 16, 2009

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

Exhibit 10.15, Form 10-K filed March 16, 2009

10.16*	Form of Indemnification Agreement for Officers – US	Exhibit 10.16, Form 10-K filed March 16, 2009

10.17*	Form of Indemnification Agreement for Officers – Canada	Exhibit 10.17, Form 10-K filed March 16, 2009

10.18*	Form of Indemnification Agreement for Directors	Exhibit 10.18, Form 10-K filed March 16, 2009

10.19*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and William L. Hunter, dated April 23, 2004	Exhibit 10.19, Form 10-K filed March 16, 2009

10.20*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and K. Thomas Bailey, dated August 8, 2007**	Exhibit 10.20, Form 10-K filed March 16, 2009

10.21*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and David D. McMasters, dated October 30, 2007**	Exhibit 10.21, Form 10-K filed March 16, 2009

10.22*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Rui Avelar, dated October 15, 2007	Exhibit 10.22, Form 10-K filed March 16, 2009

10.23*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Jeffrey Walker, dated October 15, 2007**	Exhibit 10.23, Form 10-K filed March 16, 2009

10.24*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Chris J.W. Dennis, dated December 17, 2007 (as amended) **	Exhibit 10.24, Form 10-K filed March 16, 2009

10.25*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Gary Ingenito, dated November 26, 2007 **	Exhibit 10.25, Form 10-K filed March 16, 2009

10.26*	Angiotech Pharmaceuticals, Inc. 2001 Stock Option Plan	Exhibit to Form S-8, filed September 27, 2001

10.27*	Angiotech Pharmaceuticals, Inc. 2004 Stock Option Plan	Exhibit 10.27, Form 10-K filed March 16, 2009

10.28*	Angiotech Pharmaceuticals, Inc. 2006 Stock Option Plan	Exhibit 10.28, Form 10-K filed March 16, 2009

10.29*	American Medical Instruments Holdings, Inc. 2003 Stock Option Plan	Exhibit 10.29, Form 10-K filed March 16, 2009

13	Disclosure incorporated by reference into Part II of this Annual Report on Form 10-K/A.	Filed herewith

14.1	Code of Ethics for Chief Executive Officer	Exhibit 14.1, Form 10-K filed March 16, 2009

14.2	Code of Ethics for Chief Financial Officer	Exhibit 14.2, Form 10-K filed March 16, 2009

14.3	Code of Ethics for Directors and Officers	Exhibit 14.3, Form 10-K filed March 16, 2009

14.4	Guide of Standards and Business Conduct	Exhibit 1, Form 6-K filed April 18, 2007

21	List of Worldwide Subsidiaries	Exhibit 21, Form 10-K filed March 16, 2009

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

** portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.
Date: November 5, 2009	By:	/s/ K. Thomas Bailey
K. Thomas Bailey Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 5, 2009.

ANGIOTECH PHARMACEUTICALS, INC.

By:	/S/ K. THOMAS BAILEY
Name:	K. Thomas Bailey
Title:	Chief Financial Officer

Signature	Title

/S/ WILLIAM L. HUNTER William Hunter	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ K. THOMAS BAILEY K. Thomas Bailey	Chief Financial Officer (Principal Financial Officer)

* Jay Dent	Senior Vice President, Finance (Principal Accounting Officer)

* David T. Howard	Chairman of the Board of Directors

* Laura Brege	Director

* Edward Brown	Director

* Arthur H. Willms	Director

* Henry A. McKinnell Jr.	Director

*By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey Attorney-in-Fact

Exhibit 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of shareholders’ (deficit) equity, and statements of cash flows present fairly, in all material respects, the financial position of Angiotech Pharmaceuticals, Inc and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounted for uncertain tax positions in 2007.

As discussed under Liquidity risk in Note 1 to the consolidated financial statements, the Company faces a number of material risks and uncertainties that affect the Company’s liquidity.

As discussed in Note 1(b) to the consolidated financial statements, the Company has restated its 2008 statement of operations for a correction of a misstatement in classification related to goodwill impairment.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Vancouver, Canada

March 13, 2009

Except for note 1(b), as to which the date is November 5, 2009

- 13-1 -

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents [note 6]	$38,952	$91,326
Short-term investments [note 7]	848	17,899
Accounts receivable	25,524	22,678
Inventories [note 8]	38,594	33,647
Deferred income taxes, current portion [note 14]	3,820	5,964
Prepaid expenses and other current assets	5,234	7,070
Total current assets	112,972	178,584
Long-term investments [note 7]	1,561	6,557
Assets held for sale [note 9]	8,422	-
Property, plant and equipment [note 10]	49,108	59,187
Intangible assets [note 11]	195,477	225,889
Goodwill [note 11]	-	659,511
Deferred financing costs [note 16]	11,363	13,600
Other assets	6,294	6,780
Total assets	$385,197	$1,150,108
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities [note 12]	$46,620	$47,489
Income taxes payable	8,071	7,914
Interest payable on long-term debt	6,514	7,327
Deferred revenue, current portion	210	210
Total current liabilities	61,415	62,940
Deferred revenue	999	1,211
Deferred leasehold inducement [note 13]	2,780	2,794
Deferred income taxes [note 14]	40,577	59,368
Other tax liability [note 15]	3,145	4,693
Long-term debt [note 16]	575,000	575,000
Other liabilities	1,154	2,030
Total non-current liabilities	$623,655	$645,096
Commitments and contingencies [note 19]
Shareholders’ (deficit) equity
Share capital [note 17]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
December 31, 2008 – 85,121,983
December 31, 2007 – 85,073,983	472,739	472,618
Additional paid-in capital	32,107	29,669
Accumulated deficit	(843,673)	(102,497)
Accumulated other comprehensive income	38,954	42,282
Total shareholders’ (deficit) equity	(299,873)	442,072
	$385,197	$1,150,108

See accompanying notes to the consolidated financial statements

- 13-2 -

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	Restated
REVENUE
Royalty revenue	$91,546	$116,659	$175,254
Product sales, net	190,816	170,193	138,590
License fees	910	842	1,231
	283,272	287,694	315,075
EXPENSES
License and royalty fees	14,258	18,652	25,986
Cost of products sold	101,052	94,949	69,543
Research and development	53,192	53,963	45,393
Selling, general and administration	98,483	99,315	78,933
Depreciation and amortization	33,998	33,429	36,014
In-process research and development [note 18]	2,500	8,125	1,042
Write-down of goodwill [note 11]	649,685	-	-
	953,168	308,433	256,911
Operating (loss) income	(669,896)	(20,739)	58,164
Other (expenses) income:
Foreign exchange gain (loss)	540	(341)	515
Investment and other income	1,192	10,393	6,235
Interest expense on long-term debt	(44,490)	(51,748)	(35,502)
Write-down and other deferred financing charges [note 16]	(16,544)	-	(9,297)
Write-down / loss on redemption of investments [note 7]	(23,587)	(8,157)	-
Write-down of assets held for sale [note 9]	(1,283)	-	-
Total other (expenses) income	(84,172)	(49,853)	(38,049)
(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting policy	(754,068)	(70,592)	20,115
Income tax (recovery) expense [note 14]	(12,892)	(14,545)	2,092
(Loss) income from continuing operations before cumulative effect of change in accounting policy	(741,176)	(56,047)	18,023
Loss from discontinued operations, net of income taxes [note 3]	-	(9,893)	(7,708)
Cumulative effect of change in accounting policy [note 17]	-	-	399
Net (loss) income	$(741,176)	$(65,940)	$10,714
Basic net (loss) income per common share [note 23]:
Continuing operations	$(8.71)	$(0.66)	$0.21
Discontinued operations	-	(0.12)	(0.09)
Total	$(8.71)	$(0.78)	$0.12
Diluted net (loss) income per common share [note 23]:
Continuing operations	$(8.71)	$(0.66)	$0.21
Discontinued operations	-	(0.12)	(0.09)
Total	$(8.71)	$(0.78)	$0.12
Basic weighted average number of common shares outstanding (in thousands)	85,118	85,015	84,752
Diluted weighted average number of common shares outstanding (in thousands)	85,118	85,015	85,437

See accompanying notes to the consolidated financial statements

- 13-3 -

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(All amounts expressed in thousands of U.S. dollars, except share data)

	Common	Shares			Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive		Comprehensive	Total
	Shares	Amount	capital	deficit	income		income	shareholders’
							(loss)	equity(deficit)
Balance at December 31, 2005	84,291,517	$463,639	$21,929	$(45,607)	$22,719	$		$462,680

Exercise of stock options for cash	692,218	8,751	(2,266)					6,485
Stock-based compensation			5,818					5,818
Cumulative effect of change in accounting principle			(399)					(399)
Net unrealized gain on available-for-sale securities, net of taxes (nil)					1,543		$1,543	1,543
Reclassification of net unrealized gain on available-for-sale securities, net of taxes (nil)					(66)		(66)	(66)
Cumulative translation adjustment					11,917		11,917	11,917
Net loss				10,714			10,714	10,714
Comprehensive income							$24,108

Balance at December 31, 2006	84,983,735	$472,390	$25,082	$(34,893)	$36,113			$498,692

Adjustment for the adoption of FASB interpretation No. (FIN) 48				(1,664)				(1,664)
Exercise of stock options for cash	90,248	228						228
Stock-based compensation			4,587					4,587
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(9,567)		$(9,567)	(9,567)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes (nil)					3,097		3,097	3,097
Cumulative translation adjustment					12,639		12,639	12,639
Net loss				(65,940)			(65,940)	(65,940)
Comprehensive loss							$(59,771)

Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282			$442,072
Exercise of stock options for cash	48,000	121						121
Stock-based compensation			2,438					2,438
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(9,572)		$(9,572)	(9,572)
Reclassification of realized loss on available-for-sale securities, net of taxes (nil)					13,860		13,860	13,860
Cumulative translation adjustment					(7,616)		(7,616)	(7,616)
Net loss				(741,176)			(741,176)	(741,176)
Comprehensive loss							$(744,504)

Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954			$(299,873)

See accompanying notes to the consolidated financial statements

- 13-4 -

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net (loss) income	$(741,176)	$(65,940)	$10,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,171	37,892	40,399
Unrealized foreign exchange gain (loss)	126	(742)	-
Gain on disposition of subsidiary	-	-	(47)
Loss on disposition of intangible assets	113	32	-
Write-down / loss (gain) on disposition of assets held for sale	1,837	1,156	(681)
Write-down / loss on redemption of investments	23,584	647	287
Write-down and other deferred financing charges	16,544	-	9,297
Write-down of goodwill	649,685	-	-
Impairment of assets from discontinued operations	-	8,879	7,700
Deferred income taxes	(12,464)	(10,386)	(17,989)
Stock-based compensation expense	2,438	4,587	5,818
Deferred revenue	(211)	(630)	(1,211)
Non-cash interest expense	2,237	2,245	2,019
In-process research and development	2,500	8,125	1,042
Other	(250)	(562)	1,713
Cumulative effect of change in accounting principle	-	-	(399)
Net change in non-cash working capital items relating to operating activities [note 24]	(21,141)	9,135	(2,791)
Cash (used in) provided by operating activities	(38,007)	(5,562)	55,871

INVESTING ACTIVITIES
Purchase of short-term investments	-	-	(132,763)
Proceeds from short-term investments	2,756	9,285	264,927
Purchase of long-term investments	-	(15,000)	(10,147)
Proceeds from long-term investments	-	22,965	129,670
Purchase of property, plant and equipment	(7,669)	(7,131)	(10,851)
Acquisition of businesses, net of cash acquired	-	-	(820,953)
Purchase of intangible assets	(1,000)	(6,466)	(285)
Proceeds from sale of intangible asset	-	-	3,400
Proceeds from sale of assets held for sale	-	4,832	6,442
In-process research and development	(2,500)	(8,125)	(1,042)
Other assets	174	(101)	(3,606)
Cash (used in) provided by investing activities	(8,239)	259	(575,208)

FINANCING ACTIVITIES
Principal repayment of long-term obligations	-	-	(350,000)
Proceeds from long-term obligations	-	-	925,000
Deferred financing charges and costs	(4,499)	(1,865)	(24,559)
Proceeds from stock options exercised	121	228	6,485
Cash (used in) provided by financing activities	(4,378)	(1,637)	556,926

Effect of exchange rate changes on cash	(1,750)	(1,066)	(420)

Net (decrease) increase in cash and cash equivalents	(52,374)	(8,006)	37,169
Cash and cash equivalents, beginning of year	91,326	99,332	62,163
Cash and cash equivalents, end of year	$38,952	$91,326	$99,332

Supplemental note disclosure [note 24]

See accompanying notes to the consolidated financial statements

- 13-5 -

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Angiotech Pharmaceuticals, Inc. (the “Company”), is incorporated under the Business Corporations Act (British Columbia). The Company is a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications.

1.

BASIS OF PRESENTATION

(a)

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  All amounts herein are expressed in U.S. dollars unless otherwise noted. All tabular amounts are expressed in thousands of U.S. dollars, except share and per share data, unless otherwise noted.

(b)

The Company has restated its consolidated statement of operations for the year ended December 31, 2008 to correct for the classification of the $649.7 million write-down of goodwill from other expenses to operating expenses. The restatement had no impact on the amount of the write-down, the net loss or basic and diluted net loss per common share. There correction did not affect the consolidated statement of operations for the years ended December 31, 2007 and 2006.

The following table presents the impact of the correction:

For the year ended December 31, 2008	As Previously Reported	Correction	Restated

Operating loss	$(20,211)	$(649,685)	$(669,896)

Total other (expenses) income	$(733,857)	$649,685	$(84,172)

The restatement had no impact on the consolidated balance sheets as at December 31, 2008 and 2007, the consolidated statements of stockholder’s equity or consolidated statements of cash flows for any of the years presented or retained earnings as at January 1, 2006.

(c )

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities and other contractual obligations. The Company monitors and manages liquidity risk by preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to monitor and maintain compliance with terms of financing agreements. A key component of managing liquidity risk is also ensuring that operating cash flows are optimized. The Company’s principal objective in managing liquidity risk is to maintain cash and access to cash at levels sufficient to meet its day-to-day operating requirements.

For the year ended December 31, 2008, the Company reported a balance of cash and cash equivalents (“cash resources”) of $39.0 million, which represented a net decrease in cash resources of $52.4 million as compared to December 31, 2007. During 2008, the Company used $38.0 million to fund its operating activities and $11.2 million to fund capital expenditures (property, plant and equipment, intangible assets and in-process research and development).  The Company’s cash resources are used to support clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate costs. The Company’s cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to the Company’s business.

During 2008 and continuing in 2009, the Company undertook various initiatives and developed a plan to manage its operating and liquidity risks including:

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

•

Obtained a financing commitment from Wells Fargo Foothill, LLC (“Wells Fargo”) as described below and in Note 27.

The Company faces a number of risks and uncertainties that may significantly impact its ability to generate cash flows from its operations and to fund its capital expenditures and future opportunities that might be available to the Company.  These risks and uncertainties may materially impact the Company’s liquidity position in 2009 and future years. The more significant risks and uncertainties that have and may continue to impact the Company’s future operating results, cash flows and liquidity position are as follows:

- 13-6 -

o

Revenue in the Company’s Pharmaceutical Technologies segment declined $25.0 million for the year ended December 31, 2008 compared to 2007, primarily as a result of lower than expected royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market at various times during 2008. Under the royalty agreements with BSC, management does not control the direct or indirect sales of the TAXUS products. Management expects the impact of new competitive conditions to be reflected through the full year 2009 and in subsequent years, which, accordingly, is expected to result in lower revenues and cash flows derived from sales of TAXUS in 2009 and subsequent years as compared to 2008.

o

Revenue from the Medical Products segment for the year ended December 31, 2008 was $190.8 million compared to $170.2 million in 2007. The current economic environment and increasingly difficult credit markets and liquidity environment may have an impact on the Company’s customers and therefore on the Company’s product sales in 2009 and future years. In light of these conditions, management is continuously monitoring and managing the Company’s sales activities; however, several factors that may affect the Company’s revenues are not within its control. In addition, the Company continues to implement its marketing plans for its newer promoted brand products such as the Quill SRS product line with the expectation of strong growth during 2009.  It is possible that the expected growth in revenue in 2009 for these newer product lines may not be achieved and revenues for other products may decline.

o

Gross margins for the Company’s product sales were 47.1% for the year ended December 31, 2008 compared to 44.2% for the year ended December 31, 2007. These improvements are due primarily to improved product mix and sales of higher margin products, the impact of higher sales volumes on the absorption of fixed overhead and labour costs and the transfer of manufacturing to lower cost regions. During 2009, it is possible the Company will have further changes in the mix or volume of products to be purchased by its customers.  In addition, the new manufacturing facilities will be completing their initial full cycles of production.  There can be no assurance that these gross margin improvements will continue into 2009 or thereafter.

o

The Company has implemented initiatives to reduce its research and development costs, selling, general and administrative costs and capital expenditures for 2009.  Management continues to closely monitor costs in relation to sales activity and forecasted revenues.  Management expects that some limited future costs reductions could be achieved if forecasted revenues are not achieved.  However, such cost reductions may affect future opportunities for the Company.  In addition, as reported in note 19, the Company has entered into certain commitments and is exposed to certain contingencies for which the outcome is not necessarily within the control of the Company.  Acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes in respect of contingencies may require payments earlier than they are currently expected to be required by the Company’s management.

o

On March 2, 2009 the Company announced it had obtained financing from Wells Fargo. The financing includes a delayed draw secured term loan facility of up to $10 million and a secured revolving credit facility, with a borrowing base comprised of certain of the Company’s finished goods inventory and accounts receivable, providing up to an additional $22.5 million, subject to certain terms and conditions. At any time, the amount of financing available under the revolving credit facility may be significantly less than $22.5 million and is expected to fluctuate from month to month with changes in levels of finished goods and accounts receivable.  As of February 23, 2009, the amount of financing available under the revolving credit facility was approximately (unaudited) $9.5 million. Any borrowings outstanding under the term loan and revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR + 3.75%, with a minimum Base LIBOR Rate of 2.25%. At December 31, 2008, interest rates on the term loan facility and revolving credit facility would have been between 5.5% and 6.0%, based on LIBOR rates at that time. The term loan and the secured credit facility include certain covenants and restrictions with respect to the Company’s operations and require us to maintain certain levels of EBITDA and interest coverage ratios, among other terms and conditions. As described in note 27, the Company has available credit relating to these the term loan and the revolving credit facility that is expected to be drawn in future months. However, the term loan and revolving credit facility have restrictions on availability and significant covenants which may limit the amount, if any, that may be borrowed by the Company during the year or may require repayments. While management expects to be able to maintain these covenants during 2009, it is possible that events and circumstances may occur that may affect the ability of the Company to operate its business within the restrictions proposed by the financial covenants and other restrictions relating to the term loan and the revolving credit facility.

o

The Company’s future interest payments related to its existing long-term debt continues to be significant (See Note 16). During the year ended December 31, 2008, the Company incurred interest expense of $44.5 million on the outstanding long-term debt obligations, as compared to $51.7 million for 2007. Additional interest expense is expected to be incurred when the term loan and the revolving credit facility described above are utilized. The Senior Floating Rate Notes due 2013 reset quarterly to an interest rate of 3-month LIBOR plus 3.75% and bear an interest rate of 5.18% at December 31, 2008 compared to 8.45% at December 31, 2007. Volatility in the LIBOR rates has been high in fiscal 2008 and interest rates are outside of the control of the Company. The Company does not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR rate will continue into fiscal 2009. Changes in the LIBOR rate will affect interest costs (See Notes 16 and 27).

o

The Company is significantly leveraged and has significant future interest payments.  Management is continuing to evaluate a range of financial and strategic alternatives with its financial and legal advisors with respect to its capital structure. There can be no assurance that the Company will be able to consummate any new financing or other transaction that would be favourable to the Company. During 2008, the Company incurred significant costs related to proposed transactions that were not able to be completed. Actions to pursue alternative financing structures may require the Company to incur additional costs, which may impact the Company’s cash and liquidity position.

While management believes it has developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there can be no assurance that management will be able to achieve any or all of the opportunities it has identified or obtain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Company’s liquidity position that have not yet been identified by the Company.

- 13-7 -

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated on consolidation.

(b) Use of estimates

The Company’s preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from these estimates.

(c) Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar.  The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars based on current exchange rates and any resulting translation adjustment is included in accumulated other comprehensive income/(loss). Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.

The functional currency of the Company’s other foreign operations is the U.S. dollar.  For these foreign operations, assets and liabilities denominated in other than U.S. dollars are translated at the period-end rates for monetary assets and liabilities and historical rates for non-monetary assets and liabilities.  Revenues and expenses denominated in other than U.S. dollars are translated at average monthly rates.  Gains and losses from this translation are recognized in the current consolidated statement of operations.

(d) Cash equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents are recorded at cost plus accrued interest.  The carrying value of these cash equivalents approximates its fair value.

(e) Short and long-term investments

The Company considers all highly liquid financial instruments with an original maturity greater than three months and less than one year to be short-term investments.  Short-term and long-term investments that are classified as available-for-sale are carried at fair value with unrealized gains or losses, net of tax, reflected in accumulated other comprehensive income (loss). When the Company believes that the unrealized losses are other than temporary, these losses are included in the determination of income for the period and reclassified out of accumulated other comprehensive income (loss). The Company bases the cost of available-for-sale securities on the specific identification method.

Long-term investments where the Company exercises significant influence are accounted for using the equity method and long-term investments for which fair value is not readily determinable are recorded at cost. The Company reviews its long-term investments for indications of impairment by reference to quoted market prices, the results of operations, financial position of the investee and other evidence supporting the net realizable value of the investment.  Whenever events or changes in circumstances indicate the carrying amount may not be recoverable and the impact of these events is determined to be other than temporary, the investment is written down to its estimated fair value and the resulting losses are included in the determination of income for the period.

(f) Allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts.  In determining the allowance for doubtful accounts, which includes specific reserves, the Company reviews accounts receivable agings, customer financial strength, credit standing and payment history to assess the probability of collection.  The Company continually monitors the collectibility of the receivables. Receivables are written off when management determines they are uncollectible.

(g) Inventories

Raw materials are recorded at the lower of cost, determined on a specific item basis, and net realizable value.  Work-in-process, which includes inventory stored at a stage preceding final assembly and packaging, and finished goods are recorded at the lower of cost, determined on a standard cost basis which approximates average cost, and net realizable value.

- 13-8 -

(h) Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the following terms:

Buildings	40 years
Leasehold improvements	Term of the lease
Manufacturing equipment	3 – 10 years
Research equipment	5 years
Office furniture and equipment	3 – 10 years
Computer equipment	3 – 5 years

(i) Goodwill and intangible assets

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting. In accordance with FAS 142, Goodwill and Intangible Assets, goodwill is not amortized and is pushed-down to the reporting entities. The Company tests goodwill for impairment annually in all of the Company’s reporting units. The latest impairment test was conducted on December 31, 2008 and an impairment charge has been recorded. See note 11.

Intangible assets with finite lives are amortized based on their estimated useful lives. Amortization of intangible assets with finite lives is provided using the straight-line method over the following terms:

Acquired technologies	2 - 10 years
Customer relationships	10 years
In-licensed technologies	5 - 10 years
Trade name and other	2 - 12 years

(j) Impairment of long-lived assets

Goodwill and indefinite life intangible assets acquired in a business combination are tested for impairment on an annual basis and at any other time if an event occurs or circumstances change that would indicate that an impairment may exist.  When the carrying value of a reporting unit’s goodwill or indefinite life intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

The Company reviews the carrying value of intangible assets with finite lives, property, plant and equipment and other long-lived assets and asset groups for the existence or changes in facts or in circumstances that might indicate a condition of impairment.  If estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount, then the carrying amount of the asset is written down to its fair value.

(k) Revenue recognition

(i) Royalty revenue

Royalty revenue is recognized when the Company has fulfilled the terms in accordance with the contractual agreement, has no future obligations, the amount of the royalty fee is determinable and collection is reasonably assured.  The Company records royalty revenue from Boston Scientific Corporation (“BSC”) on a cash basis due to the inability to accurately estimate the BSC royalty before the reports and payments are received by the Company.

(ii) Product sales

Revenue from product sales, including shipments to distributors, is recognized when the product is shipped from the Company’s facilities to the customer provided that the Company has not retained any significant risks of ownership or future obligations with respect to products shipped.  Revenue from product sales is recognized net of provisions for future returns.  These provisions are established in the same period as the related product sales are recorded and are based on estimates derived from historical experience and adjusted to actual returns when determinable.

Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor.

Amounts billed to customers for shipping and handling are included in revenue. Where applicable, revenue is recorded net of sales taxes. The corresponding costs for shipping and handling are included in cost of products sold.

(iii) License fees

License fees are comprised of initial fees and milestone payments derived from collaborative and other licensing arrangements. Non-refundable milestone payments are recognized upon the achievement of specified milestones when the milestone payment is substantive in nature, the achievement of the milestone was not reasonably assured at the inception of the agreement and the Company has no further significant involvement or obligation to perform under the arrangement. Initial fees and non-refundable milestone payments received which require the ongoing involvement of the Company are deferred and amortized into income on a straight-line basis over the period of the ongoing involvement of the Company if no other objectively measurable performance exist that indicates another method of recognition is more appropriate.

- 13-9 -

(l) Income taxes

Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards.  Investment tax credits for qualified research and development expenditures are recognized as a reduction of income tax expense in the period in which the Company becomes entitled to the tax credits. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized.  Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

(m) Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 requires the recognition of the effect of uncertain tax positions where it is more likely than not based on technical merits that the position would be sustained. The Company recognizes the amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. FIN 48 further requires that a change in judgment related to the expected resolution of uncertain tax positions be recognized in the year of such change. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.

(n) Research and development costs

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing costs, contract research costs, patent procurement costs, materials and supplies, and other operating and occupancy costs. Amounts paid for medical technologies used solely in research and development activities and with no alternative future use are expensed in the year incurred.

Payments made in advance for non-refundable portion of research and development activities are deferred and capitalized until the related goods are delivered or related services are performed.

(o) In-process research and development costs

In-process research and development costs, including upfront fees, and milestones paid to collaborators are expensed in the year incurred if the technology has not demonstrated technological feasibility and does not have any alternative future use.

(p) Net (loss) income per common share

Net (loss) income per common share is calculated using the weighted average number of common shares outstanding during the period, excluding contingently issuable shares, if any. Diluted net income per common share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding stock options.

(q) Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards Board (“SFAS”) No. 123(R) “Stock-Based Payment”, a revision to SFAS 123 “Accounting for Stock-Based Compensation”.  SFAS 123(R) requires the Company to recognize the grant date fair value of stock-based compensation awards granted to employees over the requisite service period.  The compensation expense recognized reflects estimates of award forfeitures at the time of grant and revised in subsequent periods, if necessary when forfeitures rates are expected to change. The Company uses yield rates on U.S. Treasury or Canadian Government securities for a period approximating the expected term of the award to estimate the risk-free interest rate in the grant-date fair value assessment. The Company used its historical volatility as a basis to estimate the expected volatility assumption used in the Black-Scholes model. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Generally, the stock options granted have a maximum term of five years and vest over a four-year period from the date of the grant. When an employee ceases employment at the Company, any unexercised vested options granted will expire either immediately, within 365 days from the last date of service or on the original expiration date at the time the option was granted, as defined in the Company’s Stock Incentive Plan. The expected life of employee stock options is based on a number of factors, including historic exercise patterns, cancellations and forfeiture rates, and the vesting period and contractual term of the options.

(r) Deferred leasehold inducement

Leasehold inducements are deferred and amortized to reduce rent expense on a straight line basis over the term of the lease.

- 13-10 -

(s) Deferred financing costs

Financing costs for long-term debt are capitalized and amortized on a straight-line basis, which approximates the effective-interest rate method to interest expense over the life of the debt instruments.

(t) Costs for patent litigation and legal proceedings

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administration expenses.

(u) Recently adopted accounting policies

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, and on January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, SFAS 141, or SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R).

SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, had no impact on the consolidated financial statements. The Company has determined that the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, is not expected to have an impact on the consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in U.S. GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Notes 5 and 7 describe the valuation methodologies used by the Company to measure financial instruments at fair value, including the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, and any significant assumptions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. At December 31, 2008, the Company has not elected the fair value option for any items and as such, adoption of SFAS 159 effective January 1, 2008 has not impacted the Company’s consolidated balance sheets and results of operations.

Effective January 1, 2008, the Company adopted FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FIN 48 and FSP FIN 48-1 did not have an impact on the Company’s consolidated balance sheets and results of operations.

- 13-11 -

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement was effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The standard was effective as of November 13, 2008 and adoption of this standard did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF No. 07-03. EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. Adoption of this standard did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

(v) Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in has been recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated balance sheets, results of operations or cash flows.

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

In June 2008, the Emerging Issues Task Force issued EITF 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF 8-03, but does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force issued EITF 08-6, Equity method Investment Accounting Considerations, or EITF 08-6. EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141(R) and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet completed its evaluation of EITF 8-03, but does not believe that it will have a material impact on its consolidated financial position, results of operations or cash flows.

- 13-12 -

In November 2008, the Emerging Issues Task Force issued EITF 08-07, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect EITF 08-7 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

3.

DISCONTINUED OPERATIONS

In the third quarter of 2006, the Company determined that certain operating subsidiaries in the Medical Products segment acquired through the American Medical Instruments Holdings, Inc. (“AMI”), acquisition were not aligned with the Company’s current business strategy and, consequently, began actively looking to dispose of these operations. These operations were categorized as discontinued and included the following AMI subsidiaries: American Medical Instruments, Inc. located in Dartmouth, Massachusetts; Point Technologies, Inc. located in Boulder, Colorado; and Point Technologies S.A. located in Costa Rica. On July 31, 2007, the Company completed the sale of 100% of the issued and outstanding shares of Point Technologies, Inc. for proceeds of $2.6 million and on August 30, 2007, the Company sold all of the assets and liabilities of the Dartmouth operations for proceeds of $2.2 million. Prior to the disposal of these operations, the assets and liabilities of these operations were shown separately on the balance sheet as current and long-term assets and current and long-term liabilities from discontinued operations and the net losses for these operations were shown separately on the statements of operations.

Management reviewed the carrying value of the discontinued operations and recorded impairment charges of $8.9 million and $7.7 million for the years ended December 31, 2007 and 2006, respectively. The impairment charges were determined based on management’s best estimates of net proceeds on ultimate disposition and has been allocated proportionately to the assets from discontinued operations.

The operating results of discontinued operations are included in the Consolidated Statements of Operations as “Loss from discontinued operations, net of income taxes.”  The amounts for the years ended December 31, 2007 and 2006 are summarized as follows:

	Year ended	Year ended
	December 31,	December 31,
	2007	2006

Revenues	$7,580	$10,092
Operating loss	(632)	(4,045)
Other income (expense)	2	4
Loss on disposal of subsidiary	(1,993)	-
Impairment charge	(8,879)	(7,700)
Loss before income taxes	(11,502)	(11,741)
Income tax recovery	(1,609)	(4,033)
Loss from discontinued operations	$(9,893)	$(7,708)
Loss per common share:
Basic	$(0.12)	$(0.09)
Diluted	$(0.12)	$(0.09)
Shares used in computing loss per share:
Basic	85,015	84,752
Diluted	85,015	85,437

4.

BUSINESS ACQUISITIONS

(a) American Medical Instruments Holdings, Inc.

On March 23, 2006, the Company completed the acquisition of 100% of the outstanding shares of privately held AMI, a leading independent manufacturer of specialty, single-use medical devices, for $796.1 million. The primary purposes of this acquisition were to provide a commercial pipeline for the Company’s current platform, to significantly diversify the Company’s revenue base and to add global manufacturing, marketing and sales capabilities. The cost of the acquisition includes cash consideration of $787.9 million and direct and incremental third-party acquisition costs of $8.2 million.  Included in cash consideration is the cash cost of $35.9 million and $34.0 million to settle outstanding vested options and warrants, respectively, of AMI at the closing date of the acquisition. The AMI acquisition was financed utilizing funds from a Credit Facility and Senior Subordinated Notes offering (note 16) and cash on hand.

- 13-13 -

The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets, liabilities, revenues and expenses of AMI are consolidated with those of the Company from March 23, 2006. Total fair value of the consideration given, determined at that date of acquisition and updated based on subsequent valuation procedures, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, as follows:

March 23, 2006

Cash	$14,686
Accounts receivable, net	25,151
Income tax receivable	2,664
Inventory	29,243
Other receivables and current assets	18,227
Property, plant and equipment	48,500
Identifiable intangible assets	191,600
Goodwill	586,246
Deferred income tax asset	5,711
Current liabilities	(39,090)
Deferred income tax liability	(86,810)
$796,128
Consideration:
Cash consideration	$787,925
Direct acquisition costs	8,203
$796,128

Excluded from the consideration allocated to the net assets acquired is the fair value of AMI stock options issued in March 2006 which were contingent upon the completion of the acquisition.  These AMI stock options are exercisable into Angiotech common shares and vest in future periods. The fair value of the AMI stock options was determined to be $6.9 million at the time of acquisition and will be recognized as compensation expense over the post acquisition requisite service period (note 17 (b)).

The Company used the income approach to determine the fair value of AMI’s property, plant and equipment, identifiable intangible assets and amortizable intangible assets. The excess price of $586.2 million over the fair value of the net identifiable assets acquired was allocated to goodwill.

Various factors contributed to the establishment of goodwill, including: access to established manufacturing facilities and distribution centers for pipeline products; the value of AMI’s trained assembled work force as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value from drug coating existing medical devices; and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization. Goodwill deductible for tax purposes approximates $14.0 million.

The identifiable intangible assets acquired primarily include customer relationships, licenses, intellectual property and trade names. These intangibles are amortized over their estimated lives, which are between five and twelve years.

Pursuant to the Purchase Agreement, $20.0 million of the original purchase price related to the seller’s representations and warranties was placed in escrow at the time of the acquisition. In 2007, the Company filed a claim to recover the escrow amount and the seller filed a notice of objection. As of December 31, 2008, the litigation is ongoing. Any recovery of this escrow will be recorded as other income when realized.

(b) Quill Medical, Inc.

On June 26, 2006, the Company completed the acquisition of 100% of the outstanding share of privately held Quill Medical, Inc. (“Quill”), a provider of specialized, minimally invasive aesthetic surgery and wound closure technology for $40.3 million.  The purpose of this acquisition was to acquire all of Quill's technology and intellectual property, including the self-anchoring suture technology product line, which under its current license agreement is marketed and sold for use in wound closure, aesthetic and cosmetic surgery.  The cost of the acquisition included initial cash consideration of $40.0 million plus direct and incremental third-party acquisition costs of $0.3 million.  The Company is required to make additional contingent payments of up to $150 million payable in cash or common shares of the Company upon the achievement of certain revenue growth and development milestones.  These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five year period, subject to certain conditions.  During 2007, the Company recorded an additional $10.0 million in goodwill relating to the achievement of certain of these milestones (Note 11 (b)).

The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets, liabilities, revenues and expenses of Quill are consolidated with those of the Company from June 26, 2006. Total fair value of the consideration given, determined at that date of acquisition and updated based on subsequent valuation procedures, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

A valuation of Quill’s intangible assets was completed and the purchase price allocation was considered final as of March 31, 2007. The Company used the income approach to determine the fair value of the amortizable intangible assets. The excess price of $66.9 million was allocated to identifiable intangible assets and goodwill.

- 13-14 -

June 26, 2006

Accounts receivable	$92
Other current assets	43
Equipment	323
Identifiable intangible assets	50,000
Goodwill	16,973
Deferred income tax asset	2,557
Current liabilities	(104)
Deferred income tax liability	(19,584)
$50,300
Consideration:
Cash consideration	$50,000
Direct acquisition costs	300
$50,300

The primary factors that contributed to the establishment of goodwill included: the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization. The goodwill acquired in the Quill acquisition is not deductible for tax purposes.

The identifiable intangible assets are comprised of the technology and intellectual property acquired. These intangibles will be amortized over their estimated lives of eight to nine years.

The Company had a pre-existing relationship with Quill at the time of the acquisition through an Exclusive Development, License and Distribution Agreement between Quill and a subsidiary of AMI.  This relationship was settled at fair value of $nil when compared to pricing for other current market transactions for similar arrangements and consequently did not result in any gain or loss.

(c) Pro forma information (unaudited)

The following unaudited pro forma information is provided for the acquisitions assuming they occurred at the beginning of January 1, 2006. The historical results for 2006 combine the results of the Company with the historical results of AMI from March 23, 2006 and of Quill from June 26, 2006.

Year ended
December 31,
2006

Revenue	$350,026
Net income (loss) from continuing operations, net of income taxes	8,007
Net income (loss) before change in accounting policy	324
Net income (loss)	$723
Net income (loss) per share:
Basic	$0.01
Diluted	$0.01

The information presented above is for illustrative purposes only and is not indicative of the results that would have been achieved had the acquisition taken place as of the beginning of January 1, 2006.

The unaudited pro forma information reflects interest on the purchase price calculated at the Company’s borrowing rate under its Credit Facility and Senior Subordinated Notes for the respective period. The pro forma net earnings for the years ended December 31, 2006 include $24.4 million of depreciation and amortization for purchased property and equipment and identifiable intangible assets.

5.

FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENT RISK

For certain of the Company’s financial assets, and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, income taxes payable, and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates $0.8 million as at December 31, 2008 (December 31, 2007 - $17.9 million). The total fair value of the long-term debt approximates $224.2 million (December 31, 2007 - $516.9 million) and has a carrying value of $575.0 million as at December 31, 2008 and 2007.

The fair values of the short-term investments and long-term debt is based primarily on quoted market prices at December 31, 2008 and 2007.

Financial risk includes interest rate risk, exchange rate risk and credit risk.  Interest rate risk arises due to the Company’s long-term debt bearing fixed and variable interest rates. The interest rate on the Senior Floating Rate Notes due 2013 is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of 5.97%. The Company does not use derivatives to hedge against interest rate risks.

Foreign exchange rate risk arises as a portion of the Company’s investments, revenues and expenses are denominated in other than U.S. dollars. The Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the US dollar, and is primarily limited to the Canadian dollar, the Swiss franc, the Euro, the Danish kroner and the UK pound sterling. Foreign exchange risk is primarily managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

- 13-15 -

Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Although the Company does not currently foresee a credit risk associated with these receivables, payment is dependent upon the financial stability of those countries’ national economies. At December 31, 2008, accounts receivable is net of an allowance for uncollectible accounts of $270,000 (2007 - $214,000).

6.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes the following:

	December 31,	December 31,
	2008	2007
U.S. dollars	$21,866	$68,817
Canadian dollars	3,942	15,488
Swiss francs	3,053	3,870
Euros	5,263	1,395
Danish kroners	2,022	1,756
Other	2,806	-
	$38,952	$91,326

7.

SHORT AND LONG-TERM INVESTMENTS

		Gross Unrealized
December 31, 2008	Cost	Losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$-	$848

Long-term investments:
Investments recorded at cost	$1,561	$-	$1,561

		Gross Unrealized
December 31, 2007	Cost	Losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$22,188	$(4,289)	$17,899

Long-term investments:
Investments recorded at cost	$6,557	$-	$6,557

Short and long-term investments as at December 31, 2008 and December 31, 2007 include investments in biotechnology companies.

During year ended December 31, 2008, the Company disposed of a short-term available for sale investment for $2.8 million in proceeds and realized a loss of $8.8 million.

The Company regularly reviews its investments for impairment indicators. During the year ended December 31, 2008, the Company recorded an other than temporary impairment of $9.7 million associated with a publicly traded investment classified as short-term available for sale.

For investments carried at cost, when an impairment indicator is identified that is other than temporary, the fair value of these investments is determined primarily using level 3 inputs. A valuation model is developed for each investment using key assumptions for future cash flows, and discount rates. These assumptions are based on historical experience, market trends and anticipated return for each investment. Accordingly, the Company updated its return of investment outlook on a long-term investment and determined that the expected return on this investment had been impaired. Accordingly, the Company wrote-down the carrying value of this investment from $5.0 million to nil and recorded the impairment charge against income from continuing operations.

- 13-16 -

8.

INVENTORIES

	December 31,	December 31,
	2008	2007
Raw materials	$10,357	$8,357
Work in process	12,232	12,772
Finished goods	16,005	12,518
	$38,594	$33,647

9.

ASSETS HELD FOR SALE

During the year ended December 31, 2008 and in connection with the Company’s plans for capacity rationalization and consolidation in the Medical Products segment, the Company reclassified two of its long-lived assets as held for sale in accordance with guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of these properties, after a write-down of $1.3 million, is approximately $3.1 million which represents the lower of cost and fair value less cost to sell.

In addition, and also in connection with the Company capacity rationalization in the Pharmaceutical Technologies segment, the Company reclassified a property that is no longer used and has a carrying value of approximately $5.3 million as held for sale.

10.

PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
December 31, 2008	Cost	depreciation	Value
Land	$4,755	$-	$4,755
Buildings	14,200	1,257	12,943
Leasehold improvements	17,944	5,108	13,836
Manufacturing equipment	18,815	6,302	12,513
Research equipment	7,316	4,363	2,953
Office furniture and equipment	3,698	2,486	1,212
Computer equipment	9,000	7,104	1,896
	$75,728	$26,620	$49,108

		Accumulated	Net book
December 31, 2007	Cost	depreciation	Value
Land	$10,692	$-	$10,692
Buildings	19,783	1,441	18,342
Leasehold improvements	10,647	3,722	6,925
Manufacturing equipment	21,041	5,246	15,795
Research equipment	6,804	3,511	3,293
Office furniture and equipment	3,703	1,995	1,708
Computer equipment	8,342	5,910	2,432
	$81,012	$21,825	$59,187

Depreciation expense, including depreciation expense allocated to cost of goods sold was $7.9 million for the year ended December 31, 2008 (December 31, 2007 - $7.9 million, December 31, 2006 - $6.4 million).

11.

INTANGIBLE ASSETS AND GOODWILL

(a) Intangible Assets

		Accumulated
December 31, 2008	Cost	Amortization	Net book value
Acquired technologies	$128,061	$52,303	$75,758
Customer relationships	110,509	32,426	78,083
In-licensed technologies	55,829	24,104	31,725
Trade names and other	14,410	4,499	9,911
	$308,809	$113,332	$195,477

- 13-17 -

		Accumulated
December 31, 2007	Cost	Amortization	Net book value
Acquired technologies	$127,316	$39,952	$87,364
Customer relationships	110,953	23,052	87,901
In-licensed technologies	56,042	17,341	38,701
Trade names and other	15,257	3,334	11,923
	$309,568	$83,679	$225,889

Amortization expense for the year ended December 31, 2008 was $30.2 million (year ended December 31, 2007 - $29.4 million; year ended December 31, 2006 - $32.7 million).

The following table summarizes the estimated amortization expense for each of the five succeeding fiscal years for intangible assets held as of December 31, 2008:

2009	$29,845
2010	29,143
2011	29,005
2012	29,005
2013	29,005

In December 2006, the Company entered into a definitive agreement with Orthovita, Inc. (“Orthovita”) where Orthovita purchased the profit-sharing royalty rights for its VITAGEL surgical hemostat and CELLPAKER® Collection Device products under the Company’s license agreement for $9.0 million in cash. Consequently, the Company fully amortized the unamortized balance of the underlying intangible assets relating to these products.

(b) Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the two years ended December 31, 2008, in total and by reportable segment:

	Pharmaceutical	Medical
	Technologies	Products	Total
Balance, December 31, 2006	$46,071	$592,284	$638,355
Goodwill acquired upon milestone payment (note 4(b))	-	10,000	10,000
Goodwill related to FIN 48 accrual (note 15)	-	1,173	1,173
Goodwill transferred to Medical Products segment (i)	(22,578)	22,578	-
Foreign currency revaluation adjustments for goodwill
denominated in foreign currencies	-	9,983	9,983
Balance, December 31, 2007	$23,493	$636,018	$659,511
Adjustment related to tax positions and basis	-	(5,674)	(5,674)
Foreign currency revaluation adjustments for goodwill
denominated in foreign currencies	-	(4,152)	(4,152)
Impairment	(23,493)	(626,192)	(649,685)
Balance, December 31, 2008	$-	$-	$-

i)

During 2007, the Company reclassified goodwill related to certain technology programs, previously allocated in the Pharmaceutical Technologies segment, to the Medical Products segment.

ii)

Goodwill is tested for possible impairment at least annually and whenever changes in circumstances occur that would indicate an impairment in the value of goodwill. When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Circumstances that could trigger an impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand, unanticipated competition, and significant declines in the Company’s share price. The Company estimates fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates.

In the third quarter ended September 30, 2008, the Company tested goodwill for impairment and determined that due to a significant and sustained decline in the Company’s public share price and market capitalization, reorganization activities, suspension of certain products, uncertainties about future cash flows and implied risk premiums used by market participants, the Company recorded an impairment charge of $599.4 million.

Given the continued decline in the Company’s market value in the fourth quarter of 2008 and the further negative indicators of the economy as a whole, the Company updated its impairment tests of goodwill and acquired intangible assets and concluded a further impairment had occurred in the carrying amounts of goodwill associated with the Medical Products segment as well as an impairment in the carrying amounts of goodwill associated with the Pharmaceutical Technologies segment. Accordingly, the Company recorded a further impairment charge of $50.3 million in the fourth quarter of 2008 leaving no goodwill on the Company’s books as of December 31, 2008.

- 13-18 -

12.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	December 31,
	2008	2007
Trade accounts payable	$4,700	$7,130
Accrued license and royalty fees	4,196	5,697
Employee-related accruals	17,382	14,897
Accrued professional fees	9,888	8,530
Accrued contract research	2,121	834
Other accrued liabilities	8,333	10,401
	$46,620	$47,489

13.

DEFERRED LEASEHOLD INDUCEMENT

The deferred leasehold inducement is comprised of a tenant improvement allowance and is being amortized to reduce rental expense on a straight line basis over the term of the lease from October 2002 to July 2019.

14.

INCOME TAXES

(a)  The components of the provision for (recovery of) income taxes from continuing operations are as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Current income tax expense (recovery):
Canada	$(4,281)	$(7,062)	$13,818
Foreign	5,138	5,061	12,513
	857	(2,001)	26,331
Deferred income tax expense (recovery):
Canada	(1,897)	2,951	(1,259)
Foreign	(11,852)	(15,495)	(22,980)
	(13,749)	(12,544)	(24,239)

Income tax expense (recovery)	$(12,892)	$(14,545)	$2,092

(b)  The provision for income taxes is based on net income (loss) from continuing operations before income taxes as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Canada	$(20,510)	$(48,018)	$27,445
Foreign	(733,558)	(22,574)	(7,330)
	$(754,068)	$(70,592)	$20,115

- 13-19 -

(c)  The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense (recovery), using a combined Canadian federal and provincial tax rate, is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net income (loss) before income taxes	$(754,068)	$(70,592)	$20,115
Statutory tax rate	31.0%	34.1%	34.1%

Expected income tax expense (recovery)	(233,761)	(24,072)	6,859

Tax rate changes on deferred tax assets and liabilities	2,143	1,686	3,505
Foreign tax rate differences	4,200	(12,984)	(7,650)
Foreign exchange losses	(14,049)	(4,937)	135
Change in valuation allowance	64,001	18,555	(203)
Reassessment of prior years’ taxes [see paragraph (g)]	(3,845)	1,126	9,125
Non-deductible portion of the capital (gains) losses	(5,484)	(1,011)	(4,645)
Net capital losses	(45,045)	-	-
Non-deductible stock based compensation	583	1,370	1,742
Goodwill impairment	198,369	-	-
Uncertain tax positions	6,082	1,039	-
Taxable dividends from subsidiaries	4,208	10,146	-
Permanent differences and other	9,706	(5,463)	(6,776)
Income tax expense (recovery)	$(12,892)	$(14,545)	$2,092

(d)  The tax effect of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

		December 31,	December 31,
		2008	2007

Deferred income tax assets
Property, plant and equipment		$1,797	$2,803
Operating loss carry forwards		28,154	29,331
Capital loss carry forwards		59,344	16,443
Tax credits		16,118	9,200
Accrued liabilities		4,941	5,964
Intangible assets		16,676	11,006
Unrealized foreign exchange losses		3,431	10,959
Other assets		5,889	3,696
Total gross deferred income tax assets		136,350	89,402
Less: valuation allowance		(96,940)	(42,005)
Total deferred income tax assets		$39,410	$47,397

Deferred income tax liabilities
Identifiable intangible assets		$72,410	$85,783
Property, plant and equipment		1,725	2,811
Unrealized foreign exchange gains		-	9,951
Undistributed earnings of foreign subsidiaries [see paragraph (f)]		1,506	1,702
Other liabilities		526	554
Total deferred tax liabilities		76,167	100,801

Net deferred income tax assets (liabilities)	$	(36,757)	$(53,404)

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.  The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly.  The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria.  During 2008, the Company increased the valuation allowance by $54.9 million related primarily to the Company’s Canadian operations.

(e) The Company has unclaimed U.S. federal and state research and development investment tax credits of approximately $4.4 million (December 31, 2007 - $4.4 million) available to reduce future U.S. income taxes otherwise payable.  The Company also has Canadian federal and provincial investment tax credits of approximately $12.2 million (December 31, 2007 - $5.6 million) available.

The Company has a net operating loss carry forward balance of approximately $144.2 million (December 31, 2007 - $120.6 million) available to offset future taxable income in Canada ($15.0 million), the U.S. ($69.5 million) and Switzerland ($58.6 million) and other European countries ($1.1 million).  A portion of the losses in the U.S. are subjected to limitation but the Company does not expect the limitation will impair the use of any of the losses.

- 13-20 -

The Company has foreign tax credits in the U.S. of approximately $2.1 million available to use against foreign-source income.

The Company has a capital loss carry forward balance of approximately $448.2 million (December 31, 2007 - $203.1 million) available to offset future capital gains in the U.S. ($4.4 million) and Canada ($443.8 million).  The capital losses can be carried forward indefinitely for Canada and five years for the U.S.

(f) The Company has not recognized a deferred income tax liability for the undistributed earnings of foreign subsidiaries which are essentially investments in the foreign subsidiaries and are permanent in duration.  It is not practical to determine the amount of these liabilities.

The investment tax credits and loss carry forwards expire as follows:

	Federal	Provincial/state	Loss
	tax	tax	Carry forwards
	credits	credits
2009	-	-	46
2010	-	-	5,049
2011	-	-	15,411
2012	1,197	-	16,143
2013	2,093	72	6,912
2014	1,412	-	-
2015	1,478	-	256
2016	-	-	-
2017	-	-	-
2018	436	27	-
2019	573	-	-
2020	464	19	414
2021	278	-	3,104
2022	189	-	2,299
2023	232	-	11,011
2024	457	-	6,675
2025	276	-	13,525
2026	2,405	-	7,964
2027 (or later)	3,597	1,415	55,439
	$15,087	$1,533	$144,248

(g) In September 2006, the Quebec National Assembly enacted legislation (Bill 15) that retroactively changed certain tax laws that subject the Company to additional taxes for the 2004 and 2005 taxation years.  As a result of the Quebec income tax assessment, a total of $14.4 million had been accrued as of December 31, 2007.  Of that amount, $1.8 million and $10.2 million relate to the 2004 and 2005 taxation years respectively and $2.4 million relates to interest.  During 2008, the Company settled with the Canada Revenue Agency and Revenu Quebec and recognized a recovery of $3.8 million.

15.

OTHER TAX LIABILITY

Effective January 1, 2007, the Company adopted FIN 48.  As a result, the Company increased its reserves for uncertain tax positions by $2.9 million.  Approximately $1.7 million of this increase was recorded as a cumulative effect adjustment to the Company’s opening deficit balance and $1.2 million to goodwill.

During the year, the Company increased its reserves for uncertain tax positions by $5.7 million (December 31, 2007 - $1.0 million).  If recognized in future periods, the unrecognized tax benefits of $9.7 million (December 31, 2007 - $4.7 million) will have a favourable effect on the effective income tax rate in those periods.  The reserve for uncertain tax positions includes accrued interest and penalties of $0.7 million (December 31, 2007 - $0.7 million).  In accordance with the Company’s accounting policies, accrued interest and penalties, if incurred, relating to unrecognized tax benefits are recognized as a component of income tax expense.

The taxation years 2002 - 2008 remain open to examination by the Canada Revenue Agency and by the Swiss Federal Tax Administration and taxation years 2005 - 2008 remain open to examination by the Internal Revenue Service.  The Company files income tax returns in Canada, the U.S. and various foreign jurisdictions.

- 13-21 -

A reconciliation of the change in the reserves for an uncertain tax position from January 1, 2007 – December 31, 2008 is as follows:

Balance, January 1, 2007	$3,653
Tax positions related to current year:
Additions	1,867
Reductions	(1,394)
Tax positions related to prior years
Additions	567
Reductions	-
Settlements	-
Lapses in statutes of limitations	-
Balance, December 31, 2007	$4,693

Tax positions related to current year:
Additions	6,744
Reductions	-
Tax positions related to prior years
Additions	356
Reductions	(360)
Settlements	(667)
Lapses in statutes of limitations	(350)
Balance, December 31, 2008	$10,416

16.

LONG-TERM DEBT

	December 31, 2008	December 31, 2007
Senior Floating Rate Notes (a)	$325,000	$325,000
7.75% Senior Subordinated Notes (b)	250,000	250,000
	$575,000	$575,000

(a)

Senior Floating Rate Notes

On December 11, 2006, the Company issued Senior Floating Rate Notes due December 1, 2013 (the “Senior Floating Rate Notes”), in the aggregate principal amount of $325 million.  The Senior Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of the Company’s subsidiaries and rank equally in right of payment to all of the Company’s existing and future senior unsubordinated indebtedness.  The guarantees of its guarantor subsidiaries are unconditional, joint and several.  The Company has provided condensed consolidating guarantor financial information as at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (note 26).

The Company may redeem all or a part of the Senior Floating Rate Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the period beginning on the dates indicated below:

Year	Percentage (%)
December 1, 2009	102
December 1, 2010	101
December 1, 2011	100

In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding Senior Floating Rate Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date, if any.

(b)

Senior Subordinated Notes

On March 23, 2006, the Company issued 7.75% Senior Subordinated Notes due April 1, 2014 (the “Senior Subordinated Notes”), in the aggregate principal amount of $250 million.  The Senior Subordinated Notes were used to fund the Company's acquisition of AMI.  The Senior Subordinated Notes and related Note guarantees provided by the Company and certain of its subsidiaries are subordinated to senior indebtedness.  The Company has provided condensed consolidating guarantor financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (note 26).

- 13-22 -

At any time prior to April 1, 2009, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at 107.75% of the principal amount plus accrued and unpaid interest with the net cash proceeds of one or more offerings of the Company’s equity securities or convertible debt. The Company may also choose to redeem the Notes at any time prior to April 1, 2009, in whole or in part by paying a redemption price equal to the sum of:

(1)

100% of the principal amount of the notes to be redeemed; plus

(2)

the Applicable Premium, being the greater of:

a.

1.0% of the principal amount of a note at such time; or

b.

the excess of the present value at such time of the redemption price of such note at April 1, 2009 plus any required interest payments due on such note through April 1, 2009 over the principal amount of the Note.

On or after April 1, 2009, the Company may redeem all or a part of the Senior Subordinated Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 1 of the years indicated below:

Year	Percentage (%)
2009	105.813
2010	103.875
2011	101.938
2012 and thereafter	100.000

In certain change of control situations, the Company is required to make an offer to purchase the then-outstanding Senior Subordinated Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date, if any.

(c)

Covenants

Material covenants in the indentures governing the Senior Subordinated Notes and Senior Floating Rate Notes (the “Indentures”) specify maximum or permitted amounts for certain types of capital transactions and restrict, and under specified circumstances prohibit, the payment of dividends by the Company.  If the Senior Subordinated Notes or Senior Floating Rate Notes are rated investment grade and no event of default exists, certain covenants will no longer apply. At December 31, 2008, the Senior Subordinated Notes and Senior Floating Rate Notes are not rated investment grade. Outstanding principal amounts and interest accrued and unpaid may become immediately due and payable upon the occurrence of events of default specified in the Indentures.  There are also certain limitations on asset sales and subsequent use of proceeds pursuant to the Indentures.  As of December 31, 2008, the Company was in compliance with all covenants and was not in breach of any provision of the Indentures governing the Senior Subordinated Notes and Senior Floating Rate Notes that would cause an event of default to occur.

(d)

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

		Accumulated	Net Book
December 31, 2008	Cost	Amortization	Value
Debt issuance costs relating to:
Senior floating rate notes	$8,000	$2,358	$5,642
Senior subordinated notes	8,718	2,997	5,721
	$16,718	$5,355	$11,363

		Accumulated	Net Book
December 31, 2007	Cost	amortization	Value
Debt issuance costs relating to:
Senior floating rate notes	$8,000	$1,211	$6,789
Senior subordinated notes	8,718	1,907	6,811
	$16,718	$3,118	$13,600

(e)

Interest

The Senior Floating Rate Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate), which is reset quarterly, plus 3.75%.  The effective interest rate on these notes for the year ended December 31, 2008 was 6.92% (December 31, 2007 – 9.14%). Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity.

The Senior Subordinated Notes bear interest at 7.75% annually payable in arrears on April 1, and October 1, of each year through to maturity.

- 13-23 -

The following table (unaudited) shows the estimated interest payable for both the Senior Floating Rate Notes and the Senior Subordinated Notes over the next five years, assuming a December 31, 2008 base LIBOR rate of 1.425% as well as the impact on the estimated interest payable of a 0.5% increase or decrease in the base LIBOR rate:

		(unaudited)
		0.5% Increase in	0.5% Decrease in
Year	Base LIBOR	base LIBOR	base LIBOR
2009	$36,851	$38,232	$35,470
2010	36,427	38,075	34,780
2011	36,427	38,075	34,780
2012	36,427	38,075	34,780
2013	34,979	36,487	33,471
Thereafter	4,844	4,844	4,844

(f)

Write-down and other deferred financing charges

On July 7, 2008, the Company entered into a note purchase agreement with Ares Management (“Ares”) and New Leaf Venture Partners (“New Leaf”) under which Ares and New Leaf agreed to purchase between $200 and $300 million, at the Company’s option, of convertible notes to be issued by the newly formed subsidiary of the Company. The transaction was subject to the approval of the Company’s shareholders and other closing conditions. In addition, during the year ended December 31, 2008, the Company made a tender offer for its Senior Floating Rate Notes and Senior Subordinated Notes for an aggregate purchase price of $165 million including accrued and unpaid interest and certain premiums.

On September 23, 2008, the Company announced that the termination of the tender offer for its outstanding Senior Floating Rate Notes and its outstanding Senior Subordinated Notes, and the transaction was abandoned. For the year ended December 31, 2008, the Company had accrued approximately $16.5 million for potential expenses relating to its various activities relating to its exploration of financial and strategic alternatives.

17.

SHARE CAPITAL

(a)

Authorized

200,000,000 Common shares without par value

50,000,000 Class I Preference shares without par value

The Class I Preference shares are issuable in Series. The directors may, by resolution, fix the number of shares in a series of Class I Preference shares and create, define and attach special rights and restrictions as required.  None of these shares are currently issued and outstanding.

During the year ended December 31, 2008, the Company issued 48,000 common shares upon exercises of stock options (year ended December 31, 2007 – 90,248, year ended December 31, 2006 – 692,218).  The Company issues new shares to satisfy stock option exercises.

(b)

Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded the Company’s previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plans and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, directors of the Company, and persons providing ongoing management or consulting services to the Company.  The Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option.  The exercise price of the options is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the Company’s 2004 Stock Incentive Plan (“2004 Plan), the term may not exceed five years.  For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years.  Options granted are also subject to certain vesting provisions.  Options generally vest monthly after being granted over varying terms from 2 to 4 years.

In October 2006, pursuant to the 2006 Plan, the Company issued to all optionees under the 2006 Plan, one tandem stock appreciation right for each option granted on or after October 1, 2002 that remains outstanding.  The modification of the stock options did not result in a change in fair value.

A summary of CDN$ stock option transactions is as follows:

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	Optioned	exercise price	contractual	value
	Shares	(in CDN$)	term (years)	(in CDN$)
Outstanding at December 31, 2006	7,307,576	$16.98
Granted	1,290,000	8.56
Exercised	(90,248)	2.69
Forfeited	(831,384)	18.61
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Granted	1,355,300	0.22
Exercised	(48,000)	2.50
Forfeited	(1,338,612)	16.12
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Exercisable and expected to vest at December 31, 2008	1,440,645	$12.82	2.12	$3

- 13-24 -

These options expire at various dates from March 15, 2009 to December 7, 2013.

On March 10, 2009, the Company granted 1,434,000 CDN$ stock options to certain executive officers and other employees at an exercise price of CDN$0.38, expiring on March 9, 2014.

A summary of U.S.$ stock option transactions is as follows:

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	Optioned	exercise price	contractual	value
	Shares	(in U.S.$)	term (years)	(in U.S.$)
Outstanding at December 31, 2006	211,968	$17.18		$-
Granted	890,000	7.46
Forfeited	(50,750)	7.90
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$-
Granted	1,160,500	0.21
Forfeited	(420,750)	10.42
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Exercisable and expected to vest at December 31, 2008	1,365,878	$3.19	2.98	$3

These options expire at various dates from January 26, 2010 to December 7, 2013.

On March 10, 2009, the Company granted 1,228,500 U.S.$ stock options to certain executive officers, employees and consultants at an exercise price of $0.27, expiring March 9, 2014.

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which is exercisable for approximately 3,852 common shares of the Company upon exercise. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares of the Company can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of the Company’s common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

			Weighted average	Aggregate
	No. of	Weighted average	remaining	intrinsic
	Optioned	exercise price	contractual	value
	Shares	(in U.S.$)	term (years)	(in U.S.$)
Outstanding at December 31, 2006	874,468	$15.44
Forfeited	(431,456)	15.44
Outstanding at December 31, 2007	443,012	$15.44	8.20	$-
Forfeited	(79,935)	15.44
Outstanding at December 31, 2008	363,077	$15.44	7.19	$-
Exercisable and expected to vest at December 31, 2008	261,594	$15.44	7.19	$-

These options expire on March 8, 2016.

(c)

Stock-based compensation expense

When the Company adopted SFAS No 123(R), a revision to SFAS 123, Accounting for Stock-Based Compensation, the Company applied the modified-prospective transition method.  Under this method, the fair value provisions of SFAS 123(R) are applied to new employee stock-based payment awards granted or awards modified, repurchased, or cancelled after January 1, 2006.  Measurement and attribution of compensation costs for unvested awards at January 1, 2006, granted prior to the adoption of SFAS 123(R) were recognized based upon the provisions of SFAS 123(R), after adjustment for estimated forfeitures. Accordingly, SFAS 123(R) no longer permits pro-forma disclosure for income statement periods after January 1, 2006 and compensation expense will be recognized for all stock-based payments on grant-date fair value, including those granted, modified or settled prior to October 1, 2002, the date that the Company adopted SFAS 123.

- 13-25 -

Since the Company did not previously estimate forfeitures in the calculation of employee compensation expense under SFAS 123, upon adoption of SFAS 123(R), the Company recognized the cumulative effect of a change in accounting principle to reflect forfeitures for prior periods which resulted in an increase in net income of $399,000 in fiscal 2006. This cumulative effect had no impact on basic and diluted earnings per share.

For the year ended December 31, 2008, the Company recorded stock-based compensation expense of $2.4 million ($4.6 million for the year ended December 31, 2007, $5.8 million for the year ended December 31, 2006) relating to awards granted under its stock option plan, modified or settled subsequent to October 1, 2002.  The Company expenses the compensation cost of stock-based payments over the service period using the straight-line method over the vesting period and is estimated using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the respective periods:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Dividend Yield	Nil	Nil	Nil
Expected Volatility	81.8% - 95.9%	36.3% - 50.7%	40.4% - 43.3%
Weighted Average Volatility	90.6%	41.9%	42.9%
Risk-free Interest Rate	1.11% - 2.25%	2.93% - 5.05%	4.01% - 4.50%
Expected Term (Years)	3	3	3 - 5

The weighted average fair value of stock options granted in the years ended December 31, 2008, 2007 and 2006 are presented below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
CDN$ options	CDN$0.14	CDN$2.95	CDN$5.29
U.S.$ options	$0.11	$2.31	$6.48

A summary of the status of the Company’s nonvested options as of December 31, 2008 (excluding the AMI stock options) and changes during the year ended December 31, 2008, is presented below:

		Weighted average
	No. of	grant-date
	Optioned	fair value
Nonvested CDN$ options	Shares	(in CDN$)
Nonvested at December 31, 2007	1,429,134	$4.53
Granted	1,355,300	0.15
Vested	(503,861)	4.07
Forfeited	(312,570)	3.73
Nonvested at December 31, 2008	1,968,003	$1.24

		Weighted average
	No. of	grant-date
	Optioned	fair value
Nonvested U.S.$ options	Shares	(in U.S.$)
Nonvested at December 31, 2007	732,285	$2.68
Granted	1,160,500	0.14
Vested	(236,723)	2.36
Forfeited	(235,572)	2.54
Nonvested at December 31, 2008	1,420,490	$0.60

		Weighted average
	No. of	grant-date
	Optioned	fair value
Nonvested AMI options	Shares	(in U.S.$)
Nonvested at December 31, 2007	443,012	$6.51
Vested	(94,859)	6.51
Forfeited	(34,675)	6.51
Nonvested at December 31, 2008	313,478	$6.51

As of December 31, 2008, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the 2006 Plan.  These costs are expected to be recognized over a weighted average period of 3.36 years.

- 13-26 -

As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to the nonvested AMI stock options.  These costs are expected to be recognized over a period of 3.25 years on a straight-line basis as a charge to income.  The total fair value of options vested during the year ended December 31, 2008 was $360,000 (December 31, 2007 - $nil).

During the years ended December 31, 2008, 2007 and 2006 the following activity occurred:

		Year Ended		Year Ended	Year Ended
		December 31,		December 31,	December 31,
(in thousands)		2008		2007	2006
Total intrinsic value of stock options exercised:
CDN dollar options		$33		$257	$2,282
U.S. dollar options	$	n/a	$	n/a	$361

Total fair value of stock awards vested		$2,367		$4,401	$5,386

Cash received and income tax benefit from stock option exercises for the year ended December 31, 2008 were $121,000 and $ nil, respectively ($228,000 and $ nil, respectively for the year ended December 31, 2007 and $6.4 million and $0.6 million, respectively for the year ended December 31, 2006).

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

(d)

Shareholder rights plan

The Company adopted a shareholder’s rights plan (“the Plan”) on February 10, 1999, amended and restated March 5, 2002, June 9, 2005 and October 30, 2008. According to the Plan, each shareholder is issued one right. Each right will entitle the holder to acquire common shares of the Company at a 50% discount to the market upon certain specified events, including upon a person or group of persons acquiring 20% or more of the total common shares of the Company.  The rights are not exercisable in the event of a Permitted Bid as defined in the Plan.  The Plan must be reconfirmed by the Company’s shareholders every three years.

18.

IN-PROCESS RESEARCH AND DEVELOPMENT

The Company made in-process research and development payments as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

CombinatoRx Incorporated	$-	$7,000	$-
Rex Medical LP	2,500	1,000	-
Lipose Corporation	-	125	-
Poly-Med, Inc.	-	-	1,000
Other	-	-	42
Total	$2,500	$8,125	$1,042

19.

COMMITMENTS AND CONTINGENCIES

(a) Commitments

i) Lease commitments

The Company has entered into operating lease agreements for office, laboratory and manufacturing space which expire through July 2019. Future minimum annual lease payments under these leases are as follows:

2009	$3,271
2010	3,003
2011	2,602
2012	2,443
2013	2,553
Thereafter	10,836
$24,708

- 13-27 -

Rent expense for the year ended December 31, 2008 amounted to $3.5 million (year ended December 31, 2007 - $2.4 million, year ended December 31, 2006 - $2.1 million).

ii) Contractual commitments

The Company has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. The Company may also be required to make milestone, royalty, and other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. The Company accrues for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company does not accrue for these payments if the outcome of achieving these milestones is not determinable. The Company’s significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, the Company may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and development milestones. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five-year period from July 1, 2006, subject to certain conditions. The Company is also committed to minimum commercialization expenditures, including sales and marketing, research and development and corporate support on the technology acquired of $10.0 million between July 1, 2008 and June 30, 2009, of which $1.6 million remains between January 1, 2009 and June 30, 2009.

National Institutes of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH, whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net Taxus sales by BSC. At December 31, 2008 the Company has accrued royalties of $2.7 million payable to NIH under this agreement.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of December 31, 2008, the Company has paid $0.7 million towards the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy track plug.

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

(b) Contingencies

i)

The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required. However, management is not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which the Company may become subject in the normal course of business or estimate the amount or range of any possible loss the Company might incur if it does not prevail in the final, non-appealable determinations of such matters. The Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on the Company’s financial condition or results of operations.

ii)

BSC, a licensee, is often involved in legal proceedings (to which the Company is not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time.

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

- 13-28 -

iv)

On March 23, 2006, RoundTable Healthcare Partners, LP as Seller Representative, Angiotech as Buyer, and LaSalle Bank as Escrow Agent, executed an Escrow Agreement for certain representations and warranties under which Angiotech deposited $20 million with LaSalle.  On April 4, 2007, LaSalle Bank received an Escrow Claim Notice issued by Angiotech, which directed LaSalle to remit the $20 million to Angiotech as Buyer. On or about Apri1 16, 2007, LaSalle received from RoundTable a Notice of Objection to Angiotech's Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, Angiotech executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the US District Court Southern District of New York. The Company is now in the discovery phase of this litigation. The escrow amounts have been included in the acquisition cost related to the AMI acquisition and amounts held in escrow are not reflected as financial assets in the consolidated financial statements.

v)

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company has submitted a Motion for Summary Judgment to the court based upon the judges’ Markman decision.  No hearing date has yet been set by the court.

vi)

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

o

In EP0774964 (which is licensed from the Massachusetts Institute of Technology) the patent was revoked after a hearing held July 17, 2007. An appeal was filed on October 2, 2007. The parties have been summoned to attend Oral Proceedings at the EPO on March 19, 2009.

o

In EP0784490, the proceedings are ongoing and the parties are awaiting communication from the EPO.

o

In EP0809515 (which is licensed from (and to) BSC), the EPO held an oral hearing on January 30, 2008 and thereafter revoked this patent. An appeal was filed on April 22, 2008. The parties have been summoned to attend Oral Proceedings at the EPO on June 19, 2009.

o

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006 and briefs are being exchanged.

o

In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. The deadline to file an appeal is March 23, 2009 and the Company has determined that it will not file an appeal.

o

In EP0975340 (which is licensed from (and to) BSC), Oral Proceedings were held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The decision may be appealed, but no appeal has yet been filed.

o

In EP1118325 (which is licensed from the NIH), the EPO has set a hearing date of April 7, 2009.

o

In EP1155689, briefs are being exchanged.

o

In EP1407786 (which is licensed from (and to) BSC), the patent was revoked in a decision from the EPO on December 9, 2008. An appeal was filed on January 30, 2009.

o

In EP1429664, briefs are being exchanged.

o

In EP1159974, briefs are being exchanged.

o

In EP1075843, a response to the Notice of Appeal was filed. The Company is awaiting further action from the EPO.

o

In EP0991359, the Company’s response to the opposition is to be filed prior to the deadline.

o

In EP1322235, briefs have been filed and the Company is awaiting further action from the EPO.

o

In EP1216042, an oral hearing has been scheduled for April 23, 2009.

o

In EP00876165, the parties have been summoned to attend an Oral Proceeding at the EPO on June 24, 2009.

vii)

The Company may incur fees and expenses in connection with transactions referred to in note 16(f) that are not dependent on completion of such transactions. If the Company agrees to an Alternate Transaction, as defined in the note purchase agreement with Ares and New Leaf, within 12 months of termination of the note purchase agreement, the Company may be required to pay Ares and New Leaf $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million upon the Company’s agreement to such alternative transaction. In connection with certain types of alternative transactions, the Company may also be required under the terms of agreements with certain advisors to pay fees to such advisors, whether or not such advisors participate in such alternative transaction.

20.

SEGMENTED INFORMATION

The Company operates in two reportable segments: (i) Pharmaceutical Technologies and (ii) Medical Products.  Prior to the acquisition of AMI, the Company reported its operations under one segment, drug-eluting medical devices and biomaterials.

The Pharmaceutical Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Medical Products segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies.

- 13-29 -

The Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the years ended December 31, 2008, 2007 and 2006:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Restated)
Revenue
Pharmaceutical Technologies	$92,457	$117,501	$176,485
Medical Products	190,816	170,193	138,590

Total revenue	$283,272	$287,694	$315,075

Licence and royalty fees – Pharmaceutical Technologies	14,258	18,652	25,986
Cost of products sold – Medical Products	101,052	94,949	69,543

Gross margin
Pharmaceutical Technologies	78,199	98,849	150,499
Medical Products	89,764	75,244	69,047

Total gross margin	$167,963	$174,093	$219,546

Research and development	53,192	53,963	45,393
Selling, general and administration	98,483	99,315	78,933
Depreciation and amortization	33,998	33,429	36,014
In-process research and development	2,500	8,125	1,042
Write-down of goodwill	649,685	-	-

Operating (loss) income	$(669,896)	$(20,739)	$58,164

Other (expense) income	(84,172)	(49,853)	(38,049)

(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting policy	$(754,068)	$(70,592)	$20,115

The Company allocates its assets to the two reportable segments; however, as noted above, depreciation, income taxes and other expense and income are not allocated to segment operating units. The following tables represent total assets and capital expenditures for each reportable segment at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Total assets
Pharmaceutical Technologies	$67,506	$214,030
Medical Products	317,691	936,078
Total assets	$385,197	$1,150,108

Capital expenditures
Pharmaceutical Technologies	$902	$3,743
Medical Products	7,855	4,245
Total capital expenditures	$8,757	$7,988

- 13-30 -

Geographic information

Revenues are attributable to countries based on the location of the Company’s customers or, for revenue from collaborators, the location of the collaborator’s customers. Except for revenues derived from United States, it is impracticable to disclose revenues derived from each individual country.

	For the year ended December 31,
	2008	2007	2006
United States	$169,181	$166,748	$211,529
Europe	65,166	71,021	62,728
Others	48,925	49,925	40,818
Total	$283,272	$287,694	$315,075

During the year, the Company reclassified $8.4 million of property, plant and equipment as held for sale (note 9). These assets are included in the table below for net long lived assets by country:

	For the year ended December 31,
	2008	2007
United States	$36,627	$31,400
Canada	14,588	15,767
Other	6,315	12,020
Total	$57,530	$59,187

During the year ended December 31, 2008, revenue from one licensee represented approximately 30% of total revenue (38% and 51%, respectively, for the years ended December 31, 2007 and December 31, 2006).

21.

RESTRUCTURING CHARGES

During the year ended December 31, 2008, the Company recorded charges of $4.9 million ($5.2 million for the year ended December 31, 2007) for plant closure and relocation activities associated with capacity rationalization and consolidation in the Medical Products segment. The restructuring charges during the year ended December 31, 2008 included $1.8 million ($3.2 million for the year ended December 31, 2007) related to employee severance benefits at the Company’s Syracuse location and $3.1 million ($2.0 million for the year ended December 31, 2007) related to various relocation activities at both the Company’s Syracuse and Puerto Rico locations. Only expenses related to the Syracuse and Puerto Rico locations are recorded as restructuring charges.

The severance charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. In connection with the restructuring plan, as at December 31, 2008, the Company has terminated substantially all of the employees from the Syracuse location (representing approximately 10% of the Company’s workforce). The estimated total severance obligation is $5.0 million. The estimated total severance obligation was calculated using forecasted cash flows, discounted as prescribed by SFAS 146, using a credit-adjusted risk-free rate of 9%. The terms of the severance require that employees continue to provide services throughout the transition period in order to be eligible to receive the severance benefits. As the employees are required to continue to provide services in order to receive the severance, in June 2007, the Company accrued severance costs of $1.3 million representing the minimum severance benefits the employees are legally entitled to receive at that time. The remaining estimated total severance obligation of $3.7 million was recorded monthly over the estimated retention period being the 15-month period ending September 2008. The total monthly severance charge for the year ended December 31, 2008 was $1.8 million, including accretion expense of $0.2 million ($1.9 million for the year ended December 31, 2007, including accretion expense of $0.1 million).

The charges related to relocation activities are being expensed as incurred.

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

Changes in the Company’s accrual for restructuring charges for the years ended December 31, 2008 and 2007 were as follows:

Severance Benefits

Balance, December 31, 2006	$-
Severances charged	3,075
Accretion expense	152

Balance, December 31, 2007	3,227
Severances charged	1,664
Accretion expense	156
Severances paid	(973)
Balance, December 31, 2008	$4,074

22.

CONTOUR THREADS PRODUCT RETURNS

During the year ended December 31, 2007, the Company elected to discontinue its Contour Threads branded product line for selected aesthetic surgical applications and to focus marketing and branding efforts on the launch of its Quill SRS barbed suture product in a broader range of general surgery and aesthetic surgery applications. As part of this decision, the Company communicated an offer to its customers to refund, at the customer’s sole election, any unused inventory of Contour Threads product returned to the Company by June 1, 2007. The returned product was written off. The deadline was later extended indefinitely to meet customer demands and maintain strong customer relations. In connection with this decision, the Company recorded a pre-tax charge of approximately $3.0 million, which was recorded as an adjustment to revenue in the Medical Products segment in the second quarter of 2007. Actual returns during the year ended December 31, 2007 were $2.4 million and the Company determined that an accrual of $0.2 million for estimated future returns was appropriate at December 31, 2007. As such, a recovery of $0.4 million was recorded as an adjustment to revenue in the Medical Products segment in the fourth quarter of 2007.

- 13-31 -

23.

(LOSS) INCOME PER SHARE

Loss (income) per share was calculated as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Numerator:
Net (loss) income from continuing operations	$(741,176)	$(56,047)	$18,023
Net loss from discontinued operations, net of income
taxes	-	(9,893)	(7,708)
Cumulative effect of change in accounting policy	-	-	399
Net (loss) income	$(741,176)	$(65,940)	$10,714

Denominator:
Basic weighted average common shares outstanding	85,118	85,015	84,752
Dilutive effect of stock options	-	-	685
Diluted weighted average common shares outstanding	85,118	85,015	85,437
Basic net income (loss) per common share:
Continuing operations	$(8.71)	$(0.66)	$0.21
Discontinued operations	-	$(0.12)	$(0.09)
Total	$(8.71)	$(0.78)	$0.12
Diluted net income (loss) per common share:
Continuing operations	$(8.71)	$(0.66)	$0.21
Discontinued operations	-	$(0.12)	$(0.09)
Total	$(8.71)	$(0.78)	$0.12

For the year ended December 31, 2008, 9,798,677 stock options were excluded from the calculation of diluted net income (loss) per common share, as the effect of including them would have been anti-dilutive (8,171,921 for the year ended December 31, 2007; 6,301,054 for the year ended December 31, 2006).

24.

CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATING ACTIVITIES AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Accrued interest on short-term and long-term investments	$-	$-	$3,235
Accounts receivable	(5,524)	2,297	3,019
Inventories	(5,156)	(344)	(4,274)
Prepaid expenses and other assets	2,038	536	(8,337)
Accounts payable and accrued liabilities	(11,843)	2,912	(4,592)
Income taxes payable	156	3,021	1,544
Interest payable	(812)	713	6,614
	$(21,141)	$9,135	$(2,791)

Supplemental disclosure:
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Short-term investments received as consideration	$-	$-	$8,000
Interest paid	43,066	48,790	26,865
Income taxes paid	3,720	5,512	15,207
Income tax refund	7,373	8,691	-
Investments not yet paid	-	-	5,000
Financing activities not yet paid	7,745	-	-

25.

COMPARATIVE FIGURES

Certain prior period figures have been reclassified to conform to current period presentation.

- 13-32 -

26.

CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 for the direct and indirect subsidiaries of the Company that serve as guarantors of the Senior Subordinated Notes and the Senior Floating Rate Notes, and for the Company’s subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Company.  All of the Company’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

- 13-33 -

Condensed Consolidating Balance Sheet
As at December 31, 2008
USD (in '000s)

	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors		Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries		Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$10,180	$6,572	$22,200		$-	$38,952
Short term investments	848	-	-		-	848
Accounts receivable	397,846	73,663	258,349		(704,334)	25,524
Inventories	-	31,939	7,824		(1,169)	38,594
Deferred income taxes, current portion	-	3,820	-		-	3,820
Prepaid expenses and other current assets	1,674	3,074	486		-	5,234

Total Current Assets	410,548	119,068	288,859		(705,503)	112,972

Long terminvestments	825	-	736		-	1,561
Investment in subsidiaries	60,204	292,438	0		(352,642)	0
Assets held for sale	5,322	3,100	-			8,422
Property, plant and equipment	9,194	30,326	9,588		-	49,108
Intangible assets	15,112	158,097	22,268		-	195,477
Goodwill	-	-	-		-	-
Deferred financing costs	11,363	-	-		-	11,363
Deferred income taxes	-	-	-		-	-
Other assets	271	5,911	112		-	6,294

Total Assets	$512,839	$608,940	$321,563	-$	1,058,145	$385,197

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued
liabilities	$232,391	$418,529	$100,057	-$	704,357	$46,620
Income taxes payable	(1,260)	6,974	2,357		-	8,071
Interest payable on long-term debt	6,514	-	-		-	6,514
Deferred revenue, current portion	-	-	210		-	210

Total Current Liabilities	237,645	425,503	102,624		(704,357)	61,415

Deferred revenue	-	-	999		-	999
Deferred leasehold inducement	2,768	12	-		-	2,780
Deferred income taxes	(1,959)	42,010	526		-	40,577
Other taxliabilities	2,292	585	268		-	3,145
Long-term debt	575,000	-	-		-	575,000
Other liabilities	-	272	882		-	1,154

Total Non-current Liabilities	578,101	42,879	2,675		-	623,655

Shareholders' (Deficit) Equity

Share capital	472,739	917,189	262,209		(1,179,398)	472,739
Additional paid in capital	32,108	91,405	18,059		(109,465)	32,107
Accumulated deficit	(827,794)	(866,180)	(83,019)		933,319	(843,674)
Accumulated other comprehensive income	20,040	(1,856)	19,014		1,756	38,954
Total Shareholders' (Deficit) Equity	(302,907)	140,558	216,264		(353,788)	(299,874)

Total Liabilities andShareholders' (Deficit) Equity	$512,839	$608,940	$321,563		$(1,058,145)	$385,197

- 13-34 -

Condensed Consolidating Balance Sheet
As at December 31, 2007
USD (in '000s)

	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$23,790	$20,334	$47,202	$-	$91,326
Short term investments	17,899				17,899
Accounts receivable	391,066	69,059	302,607	(740,054)	22,678
Inventories	-	26,563	7,821	(737)	33,647
Deferred income taxes, current
portion	-	5,964	-	-	5,964
Prepaid expenses and other current assets	2,331	4,041	698	-	7,070

Total Current Assets	435,086	125,961	358,328	(740,791)	178,584

Long term investments	5,825	-	732	-	6,557
Investment in subsidiaries	518,304	438,673	-	(956,977)	-
Property, plant and equipment	15,464	35,168	8,555	-	59,187
Intangible assets	17,931	185,199	22,759	-	225,889
Goodwill	-	561,883	97,628	-	659,511
Deferred financing costs	13,600	-	-	-	13,600
Other assets	81	6,699	-	-	6,780

Total Assets	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued
liabilities	$15,939	$675,801	$95,795	$(740,046)	$47,489
Income taxes payable	(15,242)	7,232	15,924	-	7,914
Interest payable on long-term debt	7,327	-	-	-	7,327
Deferred revenue, current portion	-	-	210	-	210

Total Current Liabilities	8,024	683,033	111,929	(740,046)	62,940

Deferred revenue	-	-	1,211	-	1,211
Deferred leasehold inducement	2,782	12	-	-	2,794
Deferred income taxes	2,472	55,810	6,031	(4,945)	59,368
Other tax liabilities	2,472	2,221	-	-	4,693
Long-term debt	575,000	-	-	-	575,000
Other liabilities	-	609	1,421	-	2,030

Total Non-current Liabilities	582,726	58,652	8,663	(4,945)	645,096

Shareholders' Equity

Share capital	472,618	651,995	262,208	(914,203)	472,618
Additional paid in capital	29,669	139,234	110,670	(249,904)	29,669
Accumulated deficit	(102,497)	(200,391)	(9,183)	209,574	(102,497)
Accumulated other comprehensive income	15,751	21,060	3,715	1,756	42,282

Total Shareholders' Equity	415,541	611,898	367,410	(952,777)	442,072

Total Liabilities and Shareholders' Equity	$1,006,291	$1,353,583	$488,002	$(1,697,768)	$1,150,108

- 13-35 -

Condensed Consolidating Statement of Operations
Year ended December 31, 2008
USD (in '000s)

	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total
			(Restated)

REVENUE
Royalty revenue	$84,079	$2,426	$5,041	$-	$91,546
Product sales, net	-	143,578	79,012	(31,774)	190,816
License fees	-	389	1,000	(479)	910
	84,079	146,393	85,053	(32,253)	283,272

EXPENSES
License and royalty fees	14,250	8	-	-	14,258
Cost of products sold	-	75,631	56,505	(31,084)	101,052
Research & development	32,442	19,621	1,129	-	53,192
Intercompany R&D charges	5,329	(6,405)	753	323	-

Selling, general and administration	22,969	57,764	17,750	-	98,483
Depreciation and amortization	4,806	25,445	3,747	-	33,998

In-process research and development	-	2,500	-	-	2,500
Write-down of goodwill	-	537,531	112,154	-	649,685
	79,796	712,095	192,038	(30,761)	953,168

Operating loss	4,283	(565,701)	(106,985)	(1,492)	(669,896)

Other income (expense)
Foreign exchange gain (loss)	49,985	2,284	(51,729)	-	540
Investment and other income	(9,419)	(438)	11,049	-	1,192

Interest expense on long-term debt	(32,251)	(20,302)	8,063	-	(44,490)
Write-down and other deferred financing charges	(16,531)	-	(13)	-	(16,544)
Write-down/loss on redemption of investments	(23,583)	-	(4)	-	(23,587)

Write-down of assets held for sale	-	(1,283)	-	-	(1,283)
Management fees	(2,597)	2,384	(109)	322	-
Dividend income	20,000	12,344	-	(32,344)	-

Total other expenses	(14,396)	(5,011)	(32,743)	(32,022)	(84,172)

Loss from continuing operations before income taxes	(10,113)	(570,713)	(139,728)	(33,514)	(754,068)

Income tax expense (recovery)	(3,176)	(11,088)	1,498	(126)	(12,892)

Loss from continuing operations	(6,937)	(559,624)	(141,226)	(33,388)	(741,176)
Equity in subsidiaries	(630,144)	(52,869)	-	683,013	-
Net income (loss)	$(637,081)	$(612,493)	$(141,226)	$649,625	$(741,176)

- 13-36 -

Condensed Consolidating Income Statement

Year Ended December 31, 2007

	Parent Company		Non-
	Angiotech	Guarantor	Guarantor	Consolidating	Consolidated
	Pharmaceuticals, Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$110,477	$1,827	$4,355	$-	$116,659
Product sales, net	-	150,801	50,540	(31,148)	170,193
License fees	-	(181)	1,023	-	842
Intercompany R&D charges	(4,091)	7,481	(2,910)	(480)	-
	106,386	159,928	53,008	(31,628)	287,694
EXPENSES
License and royalty fees	18,821	8	3	(180)	18,652
Cost of products sold	-	94,236	31,068	(30,355)	94,949
Research and development	32,637	20,153	1,173	-	53,963
Selling, general and administration	31,311	55,990	12,014	-	99,315
Depreciation and amortization	4,680	25,518	3,231	-	33,429
In-process research and development	7,125	1,000	-	-	8,125
	94,574	196,905	47,489	(30,535)	308,433
Operating income	11,812	(36,977)	5,519	(1,093)	(20,739)
Other income (expenses) :
Foreign exchange gain (loss)	4,879	2,371	(7,588)	(3)	(341)
Investment and other income	3,696	4,145	2,552	-	10,393
Interest income (expense)	(10,129)	(66,296)	24,677	-	(51,748)
Management fees	(2,568)	2,455	(367)	480	-
Loss on redemption of available for sale securities	-	(8,157)	-	-	(8,157)
Total other income (expenses)	(4,122)	(65,482)	19,274	477	(49,853)
Income (loss) from continuing operations before income taxes	7,690	(102,459)	24,793	(616)	(70,592)
Income tax expense (recovery)	(5,242)	(14,212)	4,909	-	(14,545)
Income (loss) from continuing operations	12,932	(88,247)	19,884	(616)	(56,047)
Subsidiaries income (loss)	(78,872)	34,096	-	44,776	-
Income (loss) from discontinued operations, net of income taxes	-	(9,893)	537	(537)	(9,893)
Net (loss) income	$(65,940)	$(64,044)	$20,421	$43,623	$(65,940)

- 13-37 -

Condensed Consolidating Income Statement

Year Ended December 31, 2006

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

REVENUE
Royalty revenue	$159,487	$11,725	$4,042	$-	$175,254
Product sales, net	-	113,778	36,046	(11,234)	138,590
License fees	-	1,403	489	(661)	1,231
Intercompany R&D charges	1,685	6,248	-	(7,933)	-
	161,172	133,154	40,577	(19,828)	315,075
EXPENSES
License and royalty fees	25,977	668	2	(661)	25,986
Cost of products sold	-	58,528	22,123	(11,108)	69,543
Research and development	28,327	16,490	576	-	45,393
Intercompany R&D charges	-	-	7,713	(7,713)	-
Selling, general and administration	35,341	36,672	6,849	71	78,933
Depreciation and amortization	4,608	27,944	3,461	-	36,014
In-process research and development	1,025	17	-	-	1,042
	95,278	140,319	40,725	(19,411)	256,911
Operating income (loss)	65,894	(7,165)	(148)	(417)	58,164
Other income (expenses) :
Foreign exchange gain (loss)	1,350	2,081	(2,916)	-	515
Investment and other income	3,218	1,586	1,431	-	6,235
Gain (loss) on wind-up of subsidiary	(2,354)	(2,815)	5,169	-	-
Interest income (expense)	(25,429)	(45,887)	35,814	-	(35,502)
Write-down of deferred financing costs	(7,714)	(1,583)	-	-	(9,297)
Management fees	(1,877)	1,952	(295)	220	-
Dividend income	-	13,382	-	(13,382)	-
Total other income (expenses)	(32,806)	(31,284)	39,203	(13,162)	(38,049)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting policy	33,088	(38,449)	39,055	(13,579)	20,115
Income tax expense (recovery)	(2,827)	(5,665)	10,584	-	2,092
Income (loss) from continuing operations before cumulative effect of change in accounting policy	35,915	(32,784)	28,471	(13,579)	18,023
Subsidiaries income (loss)	(25,600)	34,742	-	(9,142)	-
Income (loss) from discontinued operations, net of income taxes	-	(7,848)	140	-	(7,708)
Cumulative effect of change in accounting policy	399	-	-	-	399
Net income (loss)	$10,714	$(5,890)	$28,611	$(22,721)	$10,714

- 13-38 -

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2008
USD (in '000s)

	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(55,123)	$(15,046)	$32,162	$-	$(38,007)

INVESTING ACTIVITIES:
Proceeds from short-term investments	2,756	-	-	-	2,756
Purchase of property, plant and equipment	(1,005)	(4,942)	(1,722)	-	(7,669)
Purchase of intangible assets	-	(1,000)	-	-	(1,000)
In-process research and development	-	(2,500)	-	-	(2,500)
Other	236	28	(90)	-	174
Cash provided by (used in) investing activities	1,987	(8,414)	(1,812)	-	(8,239)

FINANCING ACTIVITIES:
Deferred financing costs on long-term obligations	(4,485)	-	(14)	-	(4,499)
Proceeds from stock options exercised	121	-	-	-	121
Dividends received / (paid)	20,000	12,344	(32,344)	-	-
Intercompany notes payable/receivable	23,891	(2,596)	(21,295)	-	-
Cash provided by (used in) financing activities	39,527	9,748	(53,653)	-	(4,378)

Effect of exchange rate changes on cash and cash equivalents	-	(51)	(1,699)	-	(1,750)
Net increase (decrease) in cash and cash equivalents	(13,609)	(13,763)	(25,002)	-	(52,374)
Cash and cash equivalents, beginning of year	23,790	20,334	47,202	-	91,326
Cash andcash equivalents, end of year	$10,181	$6,571	$22,200	$-	$38,952

- 13-39 -

Condensed Consolidating Statement of Cash
Flows Year Ended December 31, 2007

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(8,352)	$26,570	$40,185	$(63,965)	$(5,562)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,145)	(3,300)	(686)	-	(7,131)
Proceeds from short-term investments	-	9,285	-	-	9,285
Purchase of long-term investments	(15,000)	10,000	-	(10,000)	(15,000)
Proceeds from long-term investments	-	22,965	-	-	22,965
Investment in subs	-	(28,735)	(2,511)	31,246	-
Purchase of intangibles assets	-	(6,466)	-	-	(6,466)
Proceeds from sale of assets held for sale	-	4,832	-	-	4,832
Other assets	399	(500)	-	-	(101)
In-process research and development	(7,125)	(1,000)	-	-	(8,125)
Cash (used in) provided by investing activities	(24,871)	7,081	(3,197)	21,246	259

FINANCING ACTIVITIES:
Share capital issued	-	-	332	(332)	-
Deferred financing costs on long-term obligations	(1,865)	-	-	-	(1,865)
Dividends paid	-	(28,434)	(14,617)	43,051	-
Notes receivable / payable	(845)	2,808	(1,963)	-	-
Proceeds from stock options exercised and share capital issued	228	-	-	-	228
Cash (used in) provided by financing activities	(2,482)	(25,626)	(16,248)	42,719	(1,637)

Effect of exchange rate changes on cash	-	-	(1,066)	-	(1,066)
Net increase (decrease) in cash and cash equivalents	(35,705)	8,025	19,674	-	(8,006)
Cash and cash equivalents, beginning of year	59,495	12,309	27,528	-	99,332
Cash and cash equivalents, end of year	$23,790	$20,334	$47,202	$-	$91,326

- 13-40 -

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2006

	Parent Company
	Angiotech		Non-
	Pharmaceuticals,	Guarantor	Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Totals

OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$61,192	$(6,476)	$20,263	$(19,108)	$55,871

INVESTING ACTIVITIES:
Purchase of short-term investments	(92,509)	(40,254)	-	-	(132,763)
Proceeds from short-term investments	154,062	110,865	-	-	264,927
Purchase of long-term investments	(10,134)	-	(13)	-	(10,147)
Proceeds from long-term investments	3,581	124,161	1,928	-	129,670
Purchase of property, plant and equipment	(7,027)	(2,765)	(1,059)	-	(10,851)
Proceeds from sale of subsidiary	-	47	-	-	47
Acquisition of businesses, net of cash acquired	-	(820,953)	-	-	(820,953)
Purchase of intangible assets	-	(285)	-	-	(285)
Proceeds from sale of intangible assets	-	-	3,400	-	3,400
Proceeds from sale of assets held for sale	-	6,395	-	-	6,395
Investment in subsidiaries	(631,447)	(258,715)	-	890,162	-
In-process research and development	(1,025)	(17)	-	-	(1,042)
Other assets	(1,559)	(10,647)	8,600	-	(3,606)
Cash provided by (used in) investing activities	(586,058)	(892,168)	12,856	890,162	(575,208)

FINANCING ACTIVITIES:
Principal repayment of long-term obligations	(350,000)	-	-	-	(350,000)
Proceeds from long-term obligations	925,000	-	-	-	925,000
Deferred financing costs on long-term obligations	(22,717)	(1,842)	-	-	(24,559)
Proceeds from stock options exercised and share capital issued	6,485	631,400	258,691	(890,091)	6,485
Dividends paid	-	(9,551)	(9,486)	19,037	-
Notes receivable / payable	(3,810)	266,118	(262,308)	-	-
Cash provided by (used in) financing activities	554,958	886,125	(13,103)	(871,054)	556,926

Effect of exchange rate changes on cash	-	-	(420)	-	(420)
Net increase (decrease) in cash and cash equivalents	30,092	(12,519)	19,596	-	37,169
Cash and cash equivalents, beginning of year	29,403	24,828	7,932	-	62,163
Cash and cash equivalents, end of year	$59,495	$12,309	$27,528	$-	$99,332

- 13-41 -

27.

SUBSEQUENT EVENTS

On March 2, 2009, the Company announced it had completed a financing transaction with Wells Fargo.  The financing includes a delayed draw secured term loan facility of up to $10 million and a secured credit facility, with a borrowing base comprised of certain of the Company’s finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions.  At any time, the amount of financing available under the revolving credit facility may be significantly less than $22.5 million and is expected to fluctuate from month to month with changes in levels of finished goods and accounts receivable.  As of February 23, 2009, the amount of financing available under the revolving credit facility was approximately (unaudited) $9.5 million. Any borrowings outstanding under the term loan and revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%.  The term loan and revolving credit facility include certain covenants and restrictions with respect to the Company’s operations and require the Company to maintain certain levels of EBITDA and interest coverage ratios, among other terms and conditions.  Repayment of any amounts drawn under the term loan and revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Amounts repaid under the secured term loan , and prepayments made under the revolving credit facility in certain circumstances, cannot be re-borrowed by the Company.  The purpose of this financing is to provide additional liquidity and capital resources for working capital and general corporate purposes.

As the minimum Base LIBOR Rate under the term loan and revolving credit facility is 2.25% and the LIBOR rate was 1.425% on December 31, 2008, a .5% increase or decrease in the LIBOR rate as of December 31, 2008 would have no impact on interest payable under the Credit Facilities.

- 13-42 -

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule

To the Board of Directors and Shareholders

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2009, except for note 1(b) which is dated November 5, 2009, appearing in the 2008 Annual Report to Shareholders of Angiotech Pharmaceuticals, Inc (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Vancouver, Canada
March 13, 2009

- 13-43 -

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of U.S. dollars)

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Balance at
	of Year	Expenses	accounts	Deductions	End of Year
Deferred Income Tax Valuation Allowance:
Year ended December 31, 2008	$42,005	$55,514	$(579)	$-	$96,940
Year ended December 31, 2007	19,293	22,133	579	-	42,005
Year ended December 31, 2006	26,483	-	-	7,190	19,293

	Balance at	Balance
	Beginning	at End of
	of Year	Year
Accounts Receivable Allowance:
Year ended December 31, 2008	$214	$270
Year ended December 31, 2007	546	214
Year ended December 31, 2006	nil	546

- 13-44 -

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-160759) and in the Registration Statement on Form S-8 (No. 333-159222) of our reports dated March 13, 2009, except for note 1(b) which is as of November 4, 2009, relating to the consolidated financial statements, financial statement schedule and the effectiveness of internal control over financial reporting which appear in Exhibit 13 to Item 15 of Angiotech Pharmaceuticals Inc's Annual Report on Form 10-K/A, which is incorporated by reference in such Form 10-K/A for the year ended December 31, 2008

/s/ PricewaterhouseCoopers LLP

Vancouver, British Columbia

November 5, 2009

Exhibit 31.1

Certification of CEO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, William L. Hunter, M.D., certify that:

1.

I have reviewed this annual report on Form 10-K/A of Angiotech Pharmaceuticals, Inc.;

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

Date: November 5, 2009	/s/ William L. Hunter
William L. Hunter, M.D.
Chief Executive Officer

Exhibit 31.2

Certification of CFO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, K. Thomas Bailey, certify that:

1.

I have reviewed this annual report on Form 10-K/A of Angiotech Pharmaceuticals, Inc.;

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

Date: November 5, 2009	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Financial Officer

Exhibit 32.1

Certification of CEO and CFO Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Angiotech Pharmaceuticals, Inc. (the “Company”), each hereby certifies that to his knowledge on the date hereof:

(a)

The Form 10-K/A of the Company for the year-ended December 31, 2008, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)

Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2009	/s/ William L. Hunter .
William L. Hunter, M.D.
Chief Executive Officer

Date: November 5, 2009	/s/ K. Thomas Bailey.
K. Thomas Bailey
Chief Financial Officer