Form 10-Q
period 2009-09-30
ANGIOTECH PHARMACEUTICALS INC
filed 2009-11-09
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

85,136,700 Common Shares, no par value, as of November 9, 2009

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents [note 5]	$51,458	$38,952
Short-term investments [note 6]	2,298	848
Accounts receivable	28,874	25,524
Inventories [note 7]	37,954	38,594
Deferred income taxes, current portion	3,090	3,820
Prepaid expenses and other current assets	4,072	5,234

Total current assets	127,746	112,972

Long-term investments	1,561	1,561
Assets held for sale	8,391	8,422
Property, plant and equipment [note 8]	46,903	49,108
Intangible assets [note 9(a)]	176,447	195,477
Deferred financing costs [note 11]	11,993	11,363
Deferred income taxes	1,835	—
Other assets	2,257	6,294

Total assets	$377,133	$385,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	$38,932	$46,620
Income taxes payable	7,261	8,071
Interest payable on long-term debt	10,797	6,514
Deferred revenue, current portion	210	210

Total current liabilities	57,200	61,415

Deferred revenue	842	999
Deferred leasehold inducement	2,968	2,780
Deferred income taxes	40,587	40,577
Other tax liabilities	3,145	3,145
Long-term debt [note 11]	575,000	575,000
Other liabilities	686	1,154

Total non-current liabilities	623,228	623,655

Commitments and contingencies [note 14]

Stockholders’ deficit
Share capital [note 13]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
September 30, 2009 – 85,136,725
December 31, 2008 – 85,121,983	472,742	472,739
Additional paid-in capital	33,278	32,107
Accumulated deficit	(850,908)	(843,673)
Accumulated other comprehensive income	41,593	38,954

Total stockholders’ deficit	(303,295)	(299,873)

Total liabilities and stockholders’ deficit	$377,133	$385,197

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 Restated [note 1]	2009	2008 Restated [note 1]
REVENUE
Royalty revenue	$14,531	$21,405	$48,638	$75,871
Product sales, net	48,660	46,502	141,976	144,761
License fees	53	453	25,503	558

	63,244	68,360	216,117	221,190

EXPENSES
License and royalty fees	2,463	3,452	7,937	11,484
Cost of products sold	25,958	24,772	75,606	77,430
Research and development	4,596	10,658	17,526	45,468
Selling, general and administration	17,924	23,370	59,102	77,100
Depreciation and amortization	8,285	8,560	24,845	25,577
In-process research and development	—	—	—	2,500
Write-down of goodwill [note 9(b)]	—	599,400	—	599,400

	59,226	670,212	185,016	838,959

Operating income (loss)	4,018	(601,852)	31,101	(617,769)

Other income (expenses):
Foreign exchange (loss) gain	(518)	1,009	(1,227)	1,569
Investment and other income (expense)	46	187	74	1,630
Interest expense on long-term debt	(9,286)	(10,790)	(28,971)	(33,851)
Write-down / loss on investments	—	(1,901)	—	(12,561)
Write-down and other deferred financing charges	—	(13,544)	(643)	(13,544)

Total other expenses	(9,758)	(25,039)	(30,767)	(56,757)

(Loss) / income before income taxes	(5,740)	(626,891)	334	(674,526)
Income tax (recovery) / expense	2,062	(4,513)	7,569	(10,314)

Net loss	$(7,802)	$(622,378)	$(7,235)	$(664,212)

Basic and diluted net loss per common share:	$(0.09)	$(7.31)	$(0.08)	$(7.80)

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,136	85,122	85,125	85,117

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	equity
Balance at December 31, 2007	85,073,983	$472,618	$29,669	$(102,497)	$42,282		$442,072

Exercise of stock options for cash	48,000	121					121
Stock-based compensation			817				817
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(4,133)	$(4,133)	(4,133)
Cumulative translation adjustment					10,583	10,583	10,583
Net loss				(15,763)		(15,763)	(15,763)

Comprehensive loss						$(9,313)

Balance at March 31, 2008	85,121,983	$472,739	$30,486	$(118,260)	$48,732		$433,697

Stock-based compensation			608				608
Net unrealized loss on available-for-sale securities, net of taxes					(2,235)	$(2,235)	(2,235)
Reclassification of net unrealized loss on available-for-sale securities, net of taxes (nil)					10,656	10,656	10,656
Cumulative translation adjustment					9	9	9
Net loss				(26,071)		(26,071)	(26,071)

Comprehensive loss						$(17,641)

Balance at June 30, 2008	85,121,983	$472,739	$31,094	$(144,331)	$57,162		$416,664

Stock-based compensation			556				556
Cumulative translation adjustment					(17,613)	$(17,613)	(17,613)
Net loss				(622,378)		(622,378)	(622,378)

Comprehensive loss						$(639,991)

Balance at September 30, 2008	85,121,983	$472,739	$31,650	$(766,709)	$39,549		$(222,771)

See accompanying notes to the consolidated financial statements

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	income	(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

Exercise of stock options	4,742	1	(1)				—
Stock-based compensation			423				423
Net unrealized gain on available-for-sale securities, net of taxes (nil)					(38)	$(38)	(38)
Cumulative translation adjustment					1,796	1,796	1,796
Net loss				(11,877)		(11,877)	(11,877)

Comprehensive loss						$(10,119)

Balance at June 30, 2009	85,126,725	$472,740	$32,915	$(843,106)	$40,407		$(297,044)

Exercise of stock options	10,000	2					2
Stock-based compensation			363				363
Net unrealized gain on available-for-sale securities, net of taxes (nil)					641	$641	641
Cumulative translation adjustment					545	545	545
Net loss				(7,802)		(7,802)	(7,802)

Comprehensive loss						$(6,616)

Balance at September 30, 2009	85,136,725	$472,742	$33,278	$(850,908)	$41,593		$(303,295)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net loss	$(7,802)	$(622,378)	$(7,235)	$(664,212)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,198	9,680	27,423	28,808
Loss on disposition of property and equipment	342	—	410	12
Write-down / loss on redemption of investments	—	1,962	—	12,622
Write-down and other deferred financing charges	—	13,544	643	13,544
Write-down of goodwill	—	599,400	—	599,400
Loss on disposal of intangible assets	—	113	—	113
Unrealized foreign exchange (loss) gain	(986)	821	(1,630)	865
Deferred leasehold inducements	(84)	—	(219)	—
Deferred income taxes	1,514	(7,134)	(1,082)	(12,499)
Stock-based compensation expense	363	556	1,172	1,980
Deferred revenue	(53)	(202)	(158)	(158)
Non-cash interest expense	624	559	1,991	1,676
In-process research and development	—	—	—	2,500
Other	—	(65)	—	(183)
Net change in non-cash working capital items relating to operations [note 18]	(163)	1,545	1,509	(4,496)

Cash provided by (used in) operating activities	2,953	(1,599)	22,824	(20,028)

INVESTING ACTIVITIES
Proceeds from short-term investments	—	605	—	605
Purchase of property, plant and equipment	(1,901)	(1,398)	(3,590)	(7,183)
Purchase of intangible assets	—	—	(2,500)	(1,000)
Loans advanced	—	—	(1,200)	—
In-process research and development	—	—	—	(2,500)
Other	—	143	252	447

Cash used in investing activities	(1,901)	(650)	(7,038)	(9,631)

FINANCING ACTIVITIES
Deferred financing charges and costs	(218)	(2,170)	(3,194)	(3,791)
Proceeds from stock options exercised	2	—	2	121

Cash used in financing activities	(216)	(2,170)	(3,192)	(3,670)

Effect of exchange rate changes on cash and cash equivalents	(36)	(1,545)	(88)	(1,046)
Net increase (decrease) in cash and cash equivalents	800	(5,964)	12,506	(34,375)
Cash and cash equivalents, beginning of period	50,658	62,915	38,952	91,326

Cash and cash equivalents, end of period	$51,458	$56,951	$51,458	$56,951

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report amended by Form 10-K/A, for the year ended December 31, 2008.

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at September 30, 2009 and for all periods presented, have been made.

The consolidated statement of operations for the three and nine months ended September 30, 2008 have been restated to correct the classification of the $599.4 million goodwill impairment write-down from other expenses to operating expenses in accordance with the Company’s Form 10-K/A for the year ended December 31, 2008.

The following table presents the impact of the correction:

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As previously reported	Correction	Restated	As previously reported	Correction	Restated
Operating loss	$(2,452)	$(599,400)	$(601,852)	$(18,369)	$(599,400)	$(617,769)
Total other expenses	(624,439)	599,400	(25,039)	(656,157)	599,400	(56,757)

The restatement had no impact on the consolidated balance sheet as at December 31, 2008, the consolidated statements of stockholders’ equity or consolidated statements of cash flows for any of the periods presented. See note 9(b) for a detailed description of the goodwill impairment write-down.

In connection with the preparation of the interim financial statements and in accordance with Accounting Standards Codification (“ASC”) No. 855, Subsequent Events, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, which is the date the financial statements were issued. The results of operations for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results for the full year ending December 31, 2009.

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

For the nine months ended September 30, 2009, we reported a balance of cash and cash equivalents (“cash resources”) of $51.5 million, which represented a net increase in cash resources of $12.5 million as compared to December 31, 2008. During the three months ended September 30, 2009, operating activities provided $3.0 million, and we used $1.9 million to fund investing activities and $0.2 million for financing activities. For the nine months ended September 30, 2009, operating activities provided $22.8 million, and we used $7.0 million to fund investing activities and $3.2 million for financing activities. Our cash resources are used to support clinical studies, research and development initiatives, sales and marketing initiatives, working capital requirements, debt servicing requirements and for general corporate costs. Our cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business.

During 2008 and continuing in 2009, we undertook various initiatives and developed a plan to manage our operating and liquidity risks including:

•	Reduction of research and development activities and reduction in staffing within the clinical and research and development departments.

•	Gross margin improvement initiatives including the transfer of certain manufacturing operations to lower cost regions and the closure of the Syracuse, NY operations.

•	Cost containment initiatives including staffing reductions in general and administrative departments, a supplier concession program and other cost reduction initiatives.

•	Selective reduction in certain sales and marketing investments and investments in medical affairs.

•	Postponement of selected planned capital expenditures.

•	Obtaining a financing commitment from Wells Fargo Foothill, LLC (“Wells Fargo”) as described below and in note 11(c).

•

Completing an Amended and Restated Distribution and License Agreement with our partner Baxter International Inc. (“Baxter”) for which we received an up-front payment of $25.0 million in lieu of future royalty and milestone obligations related to the existing formulations of CoSeal or any future products under the terms of the Amended and Restated Distribution and License Agreement.

We face a number of risks and uncertainties that may significantly impact our ability to generate cash flows from our operations and to fund our capital expenditures and future opportunities that might be available to us. These risks and uncertainties may materially impact our liquidity position throughout the remainder of 2009 and future years. The more significant risks and uncertainties that have and may continue to impact our future operating results, cash flows and liquidity position are as follows:

•

Revenue in our Pharmaceutical Technologies segment declined $7.3 million for the three months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of decrease in royalty revenue derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market beginning in 2008. The decrease in royalty revenue derived from sales by BSC of TAXUS® coronary stent systems was $25.6 million for the nine months ended September 30, 2009, as compared to the same period in 2008. However, our Pharmaceutical Technologies segment revenues in total decreased by $2.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of a one-time license fee received in the first quarter of 2009 from Baxter of $25.0 million for an Amended and Restated Distribution and License Agreement. Under our license agreement with BSC, we do not control the direct or indirect sales of the TAXUS products. We expect the impact of new competitive conditions to be reflected through the full year 2009 and in subsequent years, which, accordingly, is expected to result in lower revenues and cash flows derived from sales of TAXUS in the fourth quarter of 2009 and subsequent years.

•

Revenue from the Medical Products segment for the three and nine months ended September 30, 2009 was $48.7 million and $142.0 million, respectively, compared to $46.5 million and $144.8 million, respectively in the same periods in 2008. The current economic environment and difficult credit markets and liquidity environment may have an impact on our customers and therefore on our product sales in the fourth quarter of 2009 and future years. In light of these conditions, we are continuously monitoring and managing our sales activities; however, several factors that may affect our revenues are not within our control. In addition, we continue to implement our marketing plans for our newer promoted brand products such as the Quill SRS product line and the Option™ Inferior Vena Cava (“IVC”) Filter, with the expectation of continued growth in the fourth quarter of 2009. It is possible that the expected growth in revenue in the fourth quarter of 2009 for these newer product lines may not be achieved and revenues for other products may decline.

•

For the three and nine months ended September 30, 2009, our product sales gross margin of 47% remained consistent with same respective periods in 2008. Gross margins in 2009 compared to 2008 were positively impacted by a relative increase in sales of higher margin product lines and the continued launch of certain new higher margin product lines for which there were no material sales in the comparable prior year period. These positive factors were offset by unforeseen production inefficiencies at our Aguadilla, Puerto Rico facility. Specifically, we have incurred costs for labor, inventory, materials and overhead at our Aguadilla facility in anticipation of surgical needle order levels consistent with what was recorded during 2008. With the unexpected cancellation of orders by one of our largest customers at the beginning of 2009, we took steps to eliminate excess costs in this facility that were no longer justified by the lower resulting production volumes. These excess costs have been expensed over the second and third quarters of 2009 with no concurrent revenue recorded as originally anticipated.

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

•

As noted in note 11, on May 29, 2009, we entered into an amendment to our senior secured term loan and revolving credit facility with Wells Fargo that we originally entered into in February 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million and a secured revolving credit facility, with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of Permitted Investments and eliminated a $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula derived from the value of certain of our finished goods inventory and accounts receivable). As of September 30, 2009, the amount of financing available under the revolving credit facility was approximately $13.0 million and there were no borrowings outstanding under the revolving credit facility. The secured credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage ratios, among other terms and conditions. These covenants may limit our ability to borrow under the revolving credit facility or may require repayment. While we expect to be able to maintain the Adjusted EBITDA and interest coverage covenants during the fourth quarter of 2009, it is possible that events and circumstances may occur that may affect our ability to operate our business within the restrictions proposed by the financial covenants and other restrictions relating to the revolving credit facility.

•

Our future interest payments related to our existing long-term debt continue to be significant. During the three and nine months ended September 30, 2009, we incurred interest expense of $9.3 million and $29.0 million respectively on the outstanding long-term debt obligations, as compared to $10.8 million and $33.9 million respectively for the same periods in 2008. Additional interest expense will be incurred if the revolving credit facility described above is utilized. The Senior Floating Rate Notes due 2013 (“Floating Rate Notes”) reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and bore an interest rate of 4.1% at September 30, 2009 compared to 6.6% at September 30, 2008. Volatility in the LIBOR and interest rates in general are outside of our control. We do not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR will continue throughout the remainder of 2009 and into 2010. Changes in the LIBOR will affect interest costs.

•

We are significantly leveraged and have significant future interest payments. We are continuing to evaluate a range of financial and strategic alternatives with our financial and legal advisors with respect to our capital structure. There can be no assurance that we will be able to consummate any new financing or other transaction that would be favorable to us. Actions to pursue alternative financing structures may require us to incur additional costs, which may impact our cash and liquidity position.

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

Other than the changes in accounting policies described below in these interim consolidated financial statements, all accounting policies are the same as described in note 2 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008, as amended by our Form 10-K/A, filed with the SEC on November 6, 2009.

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

Recently adopted accounting policies

In June 2009 the Financial Accounting Standards Board (“FASB”) issued ASC No. 105-10 – Generally Accepted Accounting Principles. ASC No. 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of US GAAP financial statements for non-governmental entities. The new ASC framework supersedes all existing literature by restructuring the hierarchy into two levels of U.S. GAAP from authoritative and non-authoritative sources. ASC No. 105-10 is effective for interim and annual periods ending after September 15, 2009. Adoption of this standard had no impact on the Company’s financial results, presentation or disclosure given that the substance of the literature remained unchanged. References to US authoritative GAAP recognized by the FASB in these interim unaudited consolidated financial statements reflect the FASB codification.

The Company currently accounts for business combinations in accordance with ASC No. 805 – Business Combinations based on Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. ASC No. 805 changes accounting for business combinations by requiring acquiring entities to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes a change in the accounting treatment and disclosure of specific items in a business combination. ASC No. 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on accounting for business combinations will depend on the occurrence of future acquisitions.

The Company accounts for assets and liabilities, which are assumed in a business combination and arise from contingencies, in accordance with the guidance specified under ASC No. 805 – Business Combinations based on FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 141 (R)-1 – Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. Consistent with the prior standard, ASC No. 805 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The impact on accounting for business combinations will depend on the occurrence of future acquisitions.

Effective July 1, 2009 ASC No. 808-10, Collaborative Arrangements, replaced Emerging Issues Task Force (“EITF”) Issue 07-01, Accounting for Collaborative Arrangements. The standard requires collaborators to present the results of activities for which they act as the principal on a gross basis. Any payments received from (made to) other collaborators should be recorded in accordance with other applicable GAAP or, in the absence of other applicable GAAP, guidance provided by authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy. Furthermore, the standard clarifies whether transactions under a collaborative arrangement are part of a vendor-customer (or analogous) relationship and addresses appropriate income statement classification and disclosures related to these arrangements. ASC 808-10 is effective for fiscal years beginning December 15, 2008. This standard had no impact on the Company’s financial results given that it relates to disclosure and presentation only.

Effective July 1, 2009 ASC 275-10-50, Risks and Uncertainties Disclosure and ASC 350, Intangibles – Goodwill and Other, replaced FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. Consistent with the prior standards, ASC 275-10-50 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC No. 350. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under ASC No. 350 and the period of expected cash flows used to measure the fair value of the intangible asset. ASC No. 275-10-50 and ASC No. 350 are effective for fiscal years beginning after December 15, 2008. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

The Company has adopted ASC No. 350-30, Intangibles – Goodwill and Other and ASC No. 805-20-20, Business Combinations – Identifiable Assets and Liabilities and Any Noncontrolling interest. This standard considers how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. ASC No. 350-30 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on accounting for defensive intangible assets will depend on future acquisitions.

The Company has adopted ASC No. 825-10-65-1, Financial Instruments. This standard amends the disclosure requirements of the former FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC No. 825-10-65-1 is effective for interim periods beginning after June 15, 2009. This standard had no impact on our financial results given that it relates to disclosure and presentation only.

The Company has adopted ASC No. 320-10-65-1, Investments – Debt and Equity Securities. This standard amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering the cost base. If the investor is able to sufficiently demonstrate that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. The standard also expands and increases disclosure requirements related to debt and equity securities. ASC No. 320-10-65-1 is effective for interim periods beginning after June 15, 2009. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

The Company has adopted ASC No. 820-10-65, Fair Value Measurements and Disclosures. This section provides additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. It also provides additional guidance on how fair value measurements might be determined in an active market. ASC No. 820-10-65 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. The update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates certain disclosures required for nonpublic entities. The guidance is effective for periods ending after September 15, 2009 for all entities currently applying the recognition, measurement, and disclosure provisions for uncertain tax positions under ASC No. 740. Adoption of ASU No. 2009-06 did not have a material impact on our consolidated financial statements or disclosures.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009 the FASB issued an accounting standard update on measuring liabilities at fair value under ASC No. 820, Fair Value Measurements and Disclosures. The update provides clarification on how to measure the fair value of a liability when a quoted price for an identical liability is not available in an active market. This includes a discussion of appropriate valuation techniques. ASC No. 820 is effective for periods beginning after August 26, 2009. We are assessing the potential impact of ASC No. 820 on the valuation of the Company’s liabilities.

In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This update represents a correction to ASC No. 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We are still assessing the impact of the correction.

In October 2009 the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 also eliminates the residual method of allocation arrangement consideration and requires expanded qualitative and quantitative disclosures. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. We are assessing the potential impact that the adoption of ASU No. 2009-13 may have on our consolidated balance sheets, results of operations and cash flows.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates their carrying value of $2.3 million as of September 30, 2009 (December 31, 2008 - $0.8 million) as these investments are marked-to-market each period. The total fair value of the long-term debt approximates $453.4 million (December 31, 2008 - $224.2 million) and has a carrying value of $575.0 million as of September 30, 2009 and December 31, 2008. The fair values of the short-term investments and long-term debt are based on quoted market prices at September 30, 2009 and at December 31, 2008.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to our long-term debt bearing fixed and variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. These Floating Rate Notes currently bear interest at a rate of 4.1%. We do not use derivatives to hedge against interest rate risks.

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

•

Credit risk arises as we provide credit to our customers in the normal course of business. We perform credit evaluations of our customers on a continuing basis and the majority of our trade receivables are unsecured. The maximum credit risk loss that we could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact our credit risk. Although we do not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At September 30, 2009, accounts receivable is net of an allowance for uncollectible accounts of $0.3 million (December 31, 2008 – $0.3 million).

5.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	September 30, 2009	December 31, 2008
U.S. dollars	$39,985	$21,866
Canadian dollars	1,701	3,942
Swiss franc	1,085	3,053
Euro	6,379	5,263
Danish krone	1,065	2,022
Other	1,243	2,806

	$51,458	$38,952

6.	SHORT-TERM INVESTMENTS

September 30, 2009	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$1,450	$2,298

December 31, 2008	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$—	$848

7.	INVENTORIES:

Inventories are comprised of the following:

	September 30, 2009	December 31, 2008
Raw materials	$10,090	$10,357
Work in process	13,772	12,232
Finished goods	14,092	16,005

	$37,954	$38,594

8.	PROPERTY, PLANT AND EQUIPMENT

September 30, 2009	Cost	Accumulated depreciation	Net book value
Land	$4,799	$—	$4,799
Buildings	14,600	1,894	12,706
Leasehold improvements	18,968	5,918	13,050
Manufacturing equipment	20,322	8,551	11,771
Research equipment	7,634	5,028	2,606
Office furniture and equipment	4,347	3,517	830
Computer equipment	8,385	7,244	1,141

	$79,055	$32,152	$46,903

December 31, 2008	Cost	Accumulated depreciation	Net book Value
Land	$4,755	$—	$4,755
Buildings	14,200	1,257	12,943
Leasehold improvements	17,944	5,108	12,836
Manufacturing equipment	18,815	6,302	12,513
Research equipment	7,316	4,363	2,953
Office furniture and equipment	3,698	2,486	1,212
Computer equipment	9,000	7,104	1,896

	$75,728	$26,620	$49,108

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and nine months ended September 30, 2009 amounted to $1.7 million and $5.2 million, respectively ($2.1 million and $6.1 million, respectively for the three and nine months ended September 30, 2008).

9.	INTANGIBLE ASSETS AND GOODWILL

a)	Intangible Assets

September 30, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$130,561	$61,719	$68,842
Customer relationships	110,950	39,141	71,809
In-licensed technologies	56,038	29,125	26,913
Trade names and other	14,575	5,692	8,883

	$312,124	$135,677	$176,447

December 31, 2008	Cost	Accumulated amortization	Net book value
Acquired technologies	$128,061	$52,303	$75,758
Customer relationships	110,509	32,426	78,083
In-licensed technologies	55,829	24,104	31,725
Trade names and other	14,410	4,499	9,911

	$308,809	$113,332	$195,477

Amortization expense for the three and nine months ended September 30, 2009 amounted to $7.5 million and $22.3 million, respectively ($7.6 million and $22.7 million, respectively for the three and nine months ended September 30, 2008).

(b)	Goodwill Impairment

During the three and nine months ended September 30, 2008 the Company recorded a write-down of goodwill of $599.4 million associated with the Medical Products segment. The interim impairment test of goodwill and acquired intangible assets was performed in response to the significant and sustained decline in our public share price and market capitalization during that period, and the announcement on September 22, 2008 that the Company would not likely meet the closing conditions of the proposed financing transaction initially announced on July 7, 2008 with Ares Management (“Ares”) and New Leaf Venture Partners (“New Leaf”). The write-down of goodwill was determined by comparing the carrying value of goodwill assigned to the Medical Products reporting unit with the implied fair value of the goodwill. The Company utilized the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and discounted cash flows using estimated discount rates.

As described in note 1, the Company restated the consolidated statements of operations for the three and nine months ended September 30, 2008 to correct the classification of the $599.4 million write-down of goodwill from other expenses to operating expenses.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2009	December 31, 2008
Trade accounts payable	$4,736	$4,700
Accrued license and royalty fees	6,245	4,196
Employee-related accruals	13,078	17,382
Accrued professional fees	4,313	9,888
Accrued contract research	1,248	2,121
Other accrued liabilities	9,312	8,333

	$38,932	$46,620

11.	LONG-TERM DEBT

(a)	Issued and Outstanding Long-Term Debt

	September 30, 2009	December 31, 2008
Senior Floating Rate Notes due December 1, 2013	$325,000	$325,000
7.75% Senior Subordinated Notes due April 1, 2014	250,000	250,000
Revolving Credit Facility (note 11(c))	—	—

	$575,000	$575,000

b)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

September 30, 2009	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$3,219	$4,781
7.75% Senior Subordinated Notes	8,718	3,812	4,906
Revolving Credit Facility (Note 11 (c))	2,486	398	2,088
Other	218	—	218

	$19,422	$7,429	$11,993

December 31, 2008	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$2,358	$5,642
7.75% Senior Subordinated Notes	8,718	2,997	5,721

	$16,718	$5,355	$11,363

c)	Revolving Credit Facility

On May 29, 2009, we entered into an amendment to our senior secured term loan and revolving credit facility with Wells Fargo that we had previously entered into in February 2009. This financing originally included a delayed draw secured term loan facility of up to $10.0 million and a secured revolving credit facility, with a borrowing base derived from the value of certain of our finished goods inventory and accounts receivable, providing up to an additional $22.5 million in available credit, subject to certain terms and conditions. The amendment included, among other things, early termination of the term loan facility, which was originally scheduled to terminate on August 31, 2009. The amendment also expanded the definition of “Permitted Investments” and eliminated a $2.5 million availability block, increasing the total available credit under the revolving credit facility to $25.0 million (subject to a borrowing base formula derived from the value of certain of our finished goods inventory and accounts receivable). As of September 30, 2009, the amount of financing available under the revolving credit facility was approximately $13.0 million and there were no borrowings outstanding under the revolving credit facility.

In connection with the early termination of the term loan facility, we expensed the unamortized balance of debt issuance costs associated with the secured term loan, resulting in a write-down of deferred financing costs of $0.6 million during the nine months ended September 30, 2009.

At any time, the amount of financing available under the revolving credit facility, which is secured by certain of our inventory and accounts receivable assets, may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of finished goods inventory and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR plus 3.25% to LIBOR plus 3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR was 0.25% on September 30, 2009, a 0.50% increase or decrease in the LIBOR as of September 30, 2009 would have no impact on interest payable under the credit facility.

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

For the three and nine months ended September 30, 2009 we recorded an income tax expense of $2.1 million and $7.6 million, respectively, compared to income tax recoveries of $4.5 million and $10.3 million for the three and nine months ended September 30, 2008, respectively. The income tax expense for the nine months ended September 30, 2009 also includes a $6.1 million write off of deferred tax charges relating to taxes paid in prior years in connection with an inter-company transfer of the CoSeal intellectual property underlying the transaction with Baxter.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 30.0% and is primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

13.	SHARE CAPITAL

During the three and nine months ended September 30, 2009, we issued 10,000 and 14,742 (nil and 48,000 for the three and nine months ended September 30, 2008) common shares upon exercises of stock options. We issue new shares to satisfy stock option exercises

a) Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (“2006 Plan”) which superseded our previous stock option plans. The 2006 Plan incorporated all of the options granted under our previous stock option plans and, in total, provides for the issuance of non-transferable stock-based awards to purchase up to 13,937,756 common shares to employees, officers, directors, and persons providing ongoing management or consulting services. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. When the tandem stock appreciation right is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise of tandem stock appreciation rights is treated as the exercise of the underlying option. The exercise price of the options is fixed by the Company’s Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and our 2004 Stock Incentive Plan (“2004 Plan”), the term may not exceed five years. For options granted under stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options granted are also subject to certain vesting provisions. Options generally vest monthly after being granted over varying terms from two to four years. Any one person is permitted, subject to the approval of the Company’s Board of Directors, to receive options and tandem SARs to acquire up to 5% of our issued and outstanding common shares.

A summary of Canadian dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2007	7,675,944	$15.55	3.16	$177
Exercised	(48,000)	2.50
Forfeited	(127,000)	15.74

Outstanding at March 31, 2008	7,500,944	15.63	2.93	—

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Exercisable and expected to vest at March 31, 2008	6,272,728	16.60	2.75	—

Forfeited	(118,913)	16.51

Outstanding at June 30, 2008	7,382,031	15.61	2.69	32

Exercisable and expected to vest at June 30, 2008	6,321,522	$16.49	2.50	32

Forfeited	(578,888)	18.38

Outstanding at September 30, 2008	6,803,143	14.78	2.47	—

Exercisable and expected to vest at September 30, 2008	5,883,287	$15.87	2.25	$—

	No. of optioned shares	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	9.81	3.07	1,059

Exercisable and expected to vest at March 31, 2009	7,242,730	9.81	2.52	50

Granted	10,000	2.31
Forfeited	(2,719,931)	17.86

Outstanding at June 30, 2009	5,639,969	5.91	3.39	4,734

Exercisable and expected to vest at June 30, 2009	4,099,332	5.91	2.27	$499

Exercised	(10,000)	0.21
Forfeited	(260)	24.25

Outstanding at September 30, 2009	5,629,709	5.92	3.14	4,355

Exercisable at September 30, 2009	2,996,242	9.98	2.31	715

Exercisable and expected to vest at September 30, 2009	5,115,442	$7.06	2.91	$715

These options expire at various dates from November 30, 2009 to June 9, 2014.

A summary of U.S. dollar stock option transactions is as follows:

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$—
Forfeited	(240,000)	11.35

Outstanding at March 31, 2008	811,218	8.81	3.62	—

Exercisable and expected to vest at March 31, 2008	272,315	10.62	2.71	—

Forfeited	(50,094)	8.36

Outstanding at June 30, 2008	761,124	8.84	3.37	—

Exercisable and expected to vest at June 30, 2008	314,860	$10.40	2.46	—

Forfeited	(109,198)	11.05

Outstanding at September 30, 2008	651,926	8.47	3.19	—

Exercisable and expected to vest at September 30, 2008	293,929	$9.52	2.21	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	2.01	4.35	715

Exercisable and expected to vest at March 31, 2009	2,147,662	2.01	3.14	38

Granted	15,000	2.06
Exercised	(5,625)	0.26
Forfeited	(172,383)	7.56

Outstanding at June 30, 2009	2,856,460	1.67	4.16	3,355

Exercisable and expected to vest at June 30, 2009	1,877,814	$1.67	2.89	$369

Forfeited	(12,711)	0.27

Outstanding at September 30, 2009	2,843,749	1.66	3.94	3,394

Exercisable at September 30, 2009	750,674	3.76	3.35	573

Exercisable and expected to vest at September 30, 2009	2,446,065	$2.44	3.72	$573

These options expire at various dates from January 26, 2010 to June 9, 2014.

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which is exercisable for approximately 3,852 of our common shares. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of our common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007 and March 31, 2008	443,012	$15.44	7.94	$—

Exercisable at March 31, 2008	55,378	15.44	7.94	—

Forfeited	(31,781)	15.44

Outstanding at June 30, 2008	411,231	15.44	7.69	—

Exercisable and expected to vest June 30, 2008	53,938	15.44	7.69	$—

Forfeited	(13,002)	15.44

Outstanding at September 30, 2008	398,229	15.44	7.44	—

Exercisable and expected to vest at September 30, 2008	51,044	$15.44	7.44	$—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	—

Exercisable and expected to vest at March 31, 2009	297,459	15.44	6.94	—

Forfeited	(30,335)	15.44

Outstanding at June 30, 2009	317,815	15.44	6.69	—

Exercisable and expected to vest at June 30, 2009	271,541	15.44	6.69	—

	No. of optioned shares	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Forfeited	(17,335)	15.44

Outstanding at September 30, 2009	300,480	15.44	6.44	—

Exercisable at September 30, 2009	112,694	15.44	6.44	—

Exercisable and expected to vest at September 30, 2009	264,799	$15.44	6.44	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

We recorded stock-based compensation expense of $0.4 million and $1.2 million respectively for the three and nine months ended September 30, 2009 ($0.6 million and $2.0 million, respectively for the three and nine months ended September 30, 2008) relating to awards granted under our stock option plan, modified or settled.

There were no stock options granted for the three months ended September 30, 2009 or in the three and nine months ended September 30, 2008. The estimated fair value of the stock options granted is amortized to expense on a straight-line basis over the vesting period and was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for the nine months ended September 30, 2009:

Nine months ended September 30, 2009
Dividend Yield	Nil
Expected Volatility	110.5% – 128.1%
Weighted Average Volatility	118.5%
Risk-free Interest Rate	1.46% – 2.07%
Expected Term (Years)	3

The weighted average fair values of stock options granted in the nine months ended September 30, 2009 are presented below:

Nine months ended September 30, 2009
CDN$ options	$0.32
U.S.$ options	$0.19

A summary of the status of nonvested options as of September 30, 2009 and changes during the three and nine months ended September 30, 2009, is presented below:

Nonvested CDN$ options	No. of optioned shares	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2008	1,968,003	$1.24
Vested	(182,833)	2.11
Granted	1,434,000	0.26

Nonvested at March 31, 2009	3,219,170	0.68

Vested	(54,931)	1.99
Forfeited	(267,030)	10.70
Granted	10,000	1.71

Nonvested at June 30, 2009	2,907,209	$0.62

Vested	(243,742)	1.12

Nonvested at September 30, 2009	2,663,467	$0.57

Nonvested U.S. $ options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	1,420,490	$0.60
Vested	(115,184)	0.93
Granted	1,228,500	0.18

Nonvested at March 31, 2009	2,533,806	0.31

Vested	(107,185)	0.90
Forfeited	(172,383)	5.22
Granted	15,000	1.50

Nonvested at June 30, 2009	2,269,238	0.37

Vested	(171,787)	0.61
Forfeited	(4,376)	0.18

Nonvested at September 30, 2009	2,093,075	$0.35

Nonvested AMI options	No. of optioned shares	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2008	313,478	$6.51
Vested	(86,675)	6.51
Forfeited	(10,112)	6.51

Nonvested at March 31, 2009	216,691	6.51

Forfeited	(28,890)	6.51

Nonvested at June 30, 2009 and at September 30, 2009	187,801	6.51

As of September 30, 2009, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 1.97 years.

As of September 30, 2009, there was $0.8 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 2.45 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and nine months ended September 30, 2009 was $nil and $564,000, respectively ($nil and $360,000 respectively for the three and nine months ended September 30, 2008).

During the three and nine months ended September 30, 2009 and 2008, the following activity occurred:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2009	2008		2009	2008
Total intrinsic value of stock options exercised
CDN dollar options	$17	$	n/a	$17	$33
U.S. dollar options	n/a		n/a	7	n/a

Total fair value of stock awards vested	$356		$448	$1,534	$3,025

Cash received from stock option exercises for the three and nine months ended September 30, 2009 was $1,820 and $1,820 ($nil and $121,000 for the three and nine months ended September 30, 2008, respectively).

14.	COMMITMENTS AND CONTINGENCIES

(a) Commitments

We have entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. We may also be required to make milestone, royalty, and/or other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. We accrue for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. We do not accrue for these payments if the outcome of achieving these milestones is not determinable. Our significant contingent milestone, royalty and other research and development commitments are as follows:

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

National Institutes of Health (“NIH”)

In November 1997, we entered into an exclusive license agreement with the Public Health Service of the United States, through the NIH, whereby we were granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, we agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and ZILVER sales by Cook Medical Inc. At September 30, 2009, we have accrued royalty fees of $4.9 million payable to NIH under this agreement related to royalties on sales in the third and fourth calendar quarters of 2008 and the first calendar quarter of 2009.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, we may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of September 30, 2009, we have paid $0.7 million towards the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy tract plug system.

Rex Medical LP (“Rex Medical”)

In March 2008, we entered into an agreement with Rex Medical to manufacture and distribute the OptionTM IVC Filter. For the quarter ended June 30, 2008, we made a payment of $2.5 million to Rex Medical to obtain the marketing rights for the Option IVC Filter. We recorded this payment as an in-process and research development cost. For the quarter ended June 30, 2009, we made a milestone payment of $2.5 million upon achievement of the U.S. Food and Drug Administration (“FDA”) 510(k) clearance. We have capitalized this payment as an intangible asset. Under terms of this agreement, we may be required to make further contingent payments of up to $5.0 million upon achievement of certain regulatory and commercialization milestones. In addition, we have committed to making escalating royalty payments of 30% to 47.5% based on annual net sales of these products.

Haemacure Corporation (“Haemacure”)

In June 2009, we entered into license, distribution, development and supply agreements for fibrin and thrombin technologies with Haemacure. The collaboration provides us with access to technology for certain of our surgical product candidates which are currently in preclinical development. As part of this collaboration, we have agreed to provide to Haemacure a senior secured bridge financing facility. The senior bridge loan will provide $2.5 million to Haemacure in multiple draw-downs throughout 2009. The loan will be senior to all of Haemacure’s existing and future indebtedness, subject to certain exceptions, will bear interest at an annual rate of 10%, compounded quarterly, and will have a term of two years. We may, at our sole discretion, during a period of two years, advance up to an additional $1 million to Haemacure from time to time, in multiple draw-downs, for a total loan amount of $3.5 million. The senior secured bridge loan also has certain equity conversion features and rights to board representation upon conversion. As of September 30, 2009, $1.8 million of the secured bridge financing facility has been drawn upon by Haemacure and a further $0.5 million of the loan, which had been accrued at September 30, 2009, was drawn upon subsequent to September 30, 2009. Of the total of $2.3 million paid and accrued, $1.6 million has been classified as other assets, $0.3 million has been classified as prepaid expenses and other current assets and $0.4 million has been amortized.

(b) Contingencies

i)	From time to time, we may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. We believe that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which we may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if it does not prevail in the final, non-appealable determinations of such matters. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

ii)	BSC, a licensee, is often involved in legal proceedings (to which we are not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time.

iii)	On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in our favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding our patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. We have filed a response to the Court of Appeal’s decision, and have additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium™ stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009 we and BSC settled this litigation with SMT on favorable terms. We may at our option continue this matter before the Court of Appeal with respect to the requested amendment to claim 12.

iv)	On March 23, 2006, RoundTable Healthcare Partners, LP (“RoundTable”) as Seller Representative, we as Buyer, and LaSalle Bank (“LaSalle”) as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the United States District Court for the Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion. The escrow amounts have been included in the acquisition cost related to the AMI acquisition and amounts held in escrow are not reflected as financial assets in the consolidated financial statements.

v)	In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. We submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in our favor, finding that the BioPince did not infringe a key claim of Dr. Baran’s patents. Dr. Baran has filed a Notice of Appeal with respect to this decision

vi)	At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:
•	In EP0784490, an oral hearing took place on October 1, 2009, and the patent with amendments was maintained by the EPO.
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

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006. An oral hearing took place on September 9, 2009, and the EPO cancelled the appeal proceedings and maintained the patent in the same form as allowed by the Opposition Division.

•

In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. We filed an appeal on January 19, 2009, and then filed a request to withdraw the appeal on March 10, 2009. On April 2, 2009, the EPO withdrew the appeal and closed the proceedings with the patent revoked.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision. The opponent withdrew their appeal on June 23, 2009, and requested that the patent be maintained in amended form. On June 23, 2009, the EPO withdrew the appeal and maintained the patent in amended form.

•

In EP1118325 (which is licensed from the NIH), an oral hearing was held on April 7, 2009, and the patent was upheld. The decision is appealable. On August 18, 2009, the outcome of the oral hearing was made final by the EPO.

•	In EP1155689, briefs are being exchanged.
•

In EP1407786 (which is licensed from (and to) BSC), the patent was revoked in a decision from the EPO on December 9, 2008. An appeal was filed on January 30, 2009. An appeal was also filed on behalf of the opponent on April 8, 2009. On September 1, 2009, a request to withdraw appeal was filed. On October 1, 2009, the appeal proceedings were terminated and the decision to revoke the patent was made final by the EPO.

•

In EP1429664, an oral hearing had been scheduled for May 27, 2009; however, the oral hearing was canceled by the EPO on May 14, 2009. The proceedings will continue in writing. On September 14, 2009, the EPO terminated the appeal proceedings and maintained the patent.

•	In EP1159974, the EPO has scheduled oral proceedings for June 9, 2010.
•

In EP1159975, a Notice of Opposition was filed on June 5, 2009. Angiotech’s response to the Opposition is due by November 21, 2009. In EP0991359, our response to the opposition was due prior to the extended deadline of May 15, 2009 but we did not file a response. A notice of failure to respond to the opposition was issued by the EPO on July 7, 2009. On September 7, 2009, a response to the opposition was filed on our behalf.

•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. An appeal may be filed up to August 24, 2009. On August 20, 2009, a Notice of Appeal was filed on our behalf.

vii)	On July 7, 2008, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Ares and New Leaf under which Ares and New Leaf agreed to purchase between $200 and $300 million, at our option, of convertible notes to be issued by the newly formed subsidiary. In connection with our entry into the Note Purchase Agreement, we commenced a tender offer for our Floating Rate Notes and Subordinated Notes for an aggregate purchase price of $165 million including accrued and unpaid interest and certain premiums. On September 22, 2008 we announced that we would be unable to satisfy the conditions to closing in the Note Purchase Agreement, and on September 23, 2008, we announced the termination of the tender offer and the transaction was abandoned. Ares and New Leaf subsequently terminated the Note Purchase Agreement on November 19, 2008. The Note Purchase Agreement provided for a non-refundable fee, subject to certain conditions, of $3 million to Ares and New Leaf plus reimbursement of up to an additional $3 million for Ares’ and New Leaf’s transaction-related expenses. The Note Purchase Agreement also provided that if we were to enter into an agreement related to an Alternate Transaction, as defined in the Note Purchase Agreement, within 12 months of termination of the Note Purchase Agreement, we would have been required to pay Ares and New Leaf a non-refundable fee of $10 million plus reimburse Ares and New Leaf for transaction-related expenses of up to an additional $4 million (subject to certain conditions) upon our agreement to such Alternative Transaction. On June 17, 2009 we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Ares and New Leaf that fully resolved any existing and potential claims under the Note Purchase Agreement in exchange for a payment of $3 million to Ares and New Leaf. Prior to entering into the Settlement Agreement, we paid Ares and New Leaf $2 million in partial satisfactions of their claims under the Note Purchase Agreement. In connection with certain types of Alternative Transactions, we may also be required under the terms of agreements with certain advisors to pay fees to such advisors, whether or not such advisors participate in such Alternative Transaction.

15.	SEGMENTED INFORMATION

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

The following tables represent reportable segment information for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008 Restated [note 1]	2009	2008 Restated [note 1]
Revenue
Pharmaceutical Technologies	$14,584	$21,858	$74,141	$76,429
Medical Products	48,660	46,502	141,976	144,761

Total revenue	63,244	68,360	216,117	221,190

Licence and royalty fees – Pharmaceutical Technologies	2,463	3,452	7,937	11,484
Cost of products sold – Medical Products	25,958	24,772	75,606	77,430

Gross margin
Pharmaceutical Technologies	12,121	18,406	66,204	64,945
Medical Products	22,702	21,730	66,370	67,331

Total gross margin	34,823	40,136	132,574	132,276

Research and development	4,596	10,658	17,526	45,468
Selling, general and administration	17,924	23,370	59,102	77,100
Depreciation and amortization	8,285	8,560	24,845	25,577
In-process research and development	—	—	—	2,500
Write-down of goodwill	—	599,400	—	599,400

Operating income (loss)	4,018	(601,852)	31,101	(617,769)
Other expenses	(9,758)	(25,039)	(30,767)	(56,757)

(Loss) income before income taxes	$(5,740)	$(626,891)	$334	$(674,526)

During the three months ended September 30, 2009, revenue from one licensee represented approximately 22% of total revenue, and during the nine months ended September 30, 2009, revenue from two licensees represented approximately 33% of total revenue. During the three and nine months ended September 30, 2008, revenue from one licensee represented approximately 28% and 32% of total revenue, respectively.

We allocate our assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Total assets
Pharmaceutical Technologies	$77,737	$67,506
Medical Products	299,396	317,691

Total assets	$377,133	$385,197

The following table represents capital expenditures for each reportable segment at September 30, 2009 and 2008:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Capital expenditures
Pharmaceutical Technologies	$579	$273	$820	$1,033
Medical Products	1,322	1,178	2,770	6,865

Total capital expenditures	$1,901	$1,451	$3,590	$7,898

16.	RESTRUCTURING CHARGES

During the three and nine months ended September 30, 2009, we recorded charges of $0.3 million and $0.8 million, respectively, related to various relocation activities at our Puerto Rico location associated with capacity rationalization and consolidation in the Medical Products segment. For the three and nine months ended September 30, 2008, we recorded charges of $0.6 million and $2.1 million, respectively, related to various relocation activities at our Syracuse, NY and Puerto Rico locations, and $0.2 million and $1.7 million, respectively, related to employee severance benefits at our Syracuse, NY plant location. The charges related to relocation activities are being recorded as incurred.

As at September 30, 2009, we have $0.8 million accrued (December 31, 2008 – $4.1 million) for severance costs associated with our Syracuse location and we have terminated or transferred all of the employees from our Syracuse, NY location.

The expenses recorded in accordance with ASC No. 420, Exit or Disposal Obligations, which requires us to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Changes in the accrued liability for restructuring charges are as follows:

Severance Benefits
Balance at December 31, 2007	$3,227
Severances charged	1,664
Accretion expense	156
Severances paid	(973)

Balance at December 31, 2008	$4,074
Severances paid	(3,268)

Balance at September 30, 2008	$806

17.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(7,802)	$(622,378)	$(7,235)	$(664,212)

Denominator:
Basic and diluted weighted average common shares outstanding(1)	85,136	85,122	85,125	85,117

Basic and diluted net loss per common share:	$(0.09)	$(7.31)	$(0.08)	$(7.80)

(1)

There is no dilutive effect on basic weighted average common shares outstanding for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 as we were in a loss position for each of those periods.

18.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Accounts receivable	$(67)	$214	$(2,599)	$(5,331)
Inventories	775	(3,758)	833	(5,895)
Prepaid expenses and other assets	194	(923)	6,551	1,618
Accounts payable and accrued liabilities	(5,260)	(6,823)	(6,774)	(3,517)
Income taxes payable	(494)	7,966	(785)	4,493
Interest payable on long term debt	4,689	4,878	4,283	4,136

	$(163)	$1,545	$1,509	$(4,496)

Supplemental disclosure:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income taxes paid	$2,068	$1,080	$5,168	$2,640
Interest paid	3,739	5,343	23,355	27,989

19.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008 for our direct and indirect subsidiaries that serve as guarantors of the Senior Subordinated Notes and the Senior Floating Rate Notes, and for our subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee our debt. All of our subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$28,422	$12,713	$10,323	$—	$51,458
Short term investments	2,298	—	—	—	2,298
Accounts receivable	393,368	50,691	240,414	(655,599)	28,874
Inventories	—	30,831	8,135	(1,012)	37,954
Deferred income taxes, current portion	—	3,090	—	—	3,090
Prepaid expenses and other current assets	1,248	2,513	311	—	4,072

Total Current Assets	425,336	99,838	259,183	(656,611)	127,746

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	24,933	273,052	—	(297,985)	—
Assets held for sale	5,291	3,100	—	—	8,391
Property, plant and equipment	8,398	30,884	7,621	—	46,903
Intangible assets	13,129	143,258	20,196	(136)	176,447
Goodwill	—	—	—	—	—
Deferred income taxes	—	1,835	—	—	1,835
Deferred financing costs	9,903	2,090	—	—	11,993
Other assets	1,654	480	123	—	2,257

Total Assets	489,469	554,537	287,859	(954,732)	377,133

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	226,015	403,455	55,951	(646,489)	38,932
Income taxes payable	(1,778)	6,817	2,222	—	7,261
Interest payable on long-term debt	10,797	—	—	—	10,797
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	235,034	410,272	58,383	(646,489)	57,200

Deferred revenue	—	—	842	—	842
Deferred leasehold inducement	2,571	397	—	—	2,968
Deferred income taxes	(1,683)	41,755	547	(32)	40,587
Other tax liabilities	1,944	857	344	—	3,145
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	686	—	686

Total Non-current Liabilities	577,832	43,009	2,419	(32)	623,228

Shareholders’ (Deficit) Equity

Share capital	472,742	917,189	262,209	(1,179,398)	472,742
Additional paid in capital	33,279	91,406	18,058	(109,465)	33,278
Accumulated deficit	(850,908)	(907,508)	(71,388)	978,896	(850,908)
Accumulated other comprehensive income	21,490	169	18,178	1,756	41,593

Total Shareholders’ (Deficit) Equity	(323,397)	101,256	227,057	(308,211)	(303,295)

Total Liabilities and Shareholders’ (Deficit) Equity	$489,469	$554,537	$287,859	$(954,732)	$377,133

Condensed Consolidating Balance Sheet

As at December 31, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$10,180	$6,572	$22,200	$—	$38,952
Short term investments	848	—	—	—	848
Accounts receivable	397,846	73,663	258,349	(704,334)	25,524
Inventories	—	31,939	7,824	(1,169)	38,594
Deferred income taxes, current portion	—	3,820	—	—	3,820
Prepaid expenses and other current assets	1,674	3,074	486	—	5,234

Total Current Assets	410,548	119,068	288,859	(705,503)	112,972

Long term investments	825	—	736	—	1,561
Investment in subsidiaries	44,324	292,438	0	(336,762)	0
Assets held for sale	5,322	3,100	—		8,422
Property, plant and equipment	9,194	30,326	9,588	—	49,108
Intangible assets	15,112	158,097	22,268	—	195,477
Goodwill	—	—	—	—	—
Deferred financing costs	11,363	—	—	—	11,363
Deferred income taxes	—	—	—	—	—
Other assets	271	5,911	112	—	6,294

Total Assets	$496,959	$608,940	$321,563	($1,042,265)	$385,197

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	232,391	418,529	100,057	(704,357)	46,620
Income taxes payable	(1,260)	6,974	2,357	—	8,071
Interest payable on long-term debt	6,514	—	—	—	6,514
Deferred revenue, current portion	—	—	210	—	210

Total Current Liabilities	237,645	425,503	102,624	(704,357)	61,415

Deferred revenue	—	—	999	—	999
Deferred leasehold inducement	2,768	12	—	—	2,780
Deferred income taxes	(1,959)	42,010	526	—	40,577
Other tax liabilities	2,292	585	268	—	3,145
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	272	882	—	1,154

Total Non-current Liabilities	578,101	42,879	2,675	—	623,655

Shareholders’ (Deficit) Equity

Share capital	472,739	917,189	262,209	(1,179,398)	472,739
Additional paid in capital	32,108	91,405	18,059	(109,465)	32,107
Accumulated deficit	(843,674)	(866,180)	(83,019)	949,199	(843,674)
Accumulated other comprehensive income	20,040	(1,856)	19,014	1,756	38,954

Total Shareholders’ (Deficit) Equity	(318,787)	140,558	216,264	(337,908)	(299,874)

Total Liabilities and Shareholders’ (Deficit) Equity	$496,959	$608,940	$321,563	$(1,042,265)	$385,197

Condensed Consolidating Statement of Operations

Three months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$13,833	$698	$—	$—	$14,531
Product sales, net	—	39,482	13,347	(4,169)	48,660
License fees	—	40	13	—	53

	13,833	40,220	13,360	(4,169)	63,244

EXPENSES
License and royalty fees	2,463	—	—	—	2,463
Cost of products sold	6	20,411	9,950	(4,409)	25,958
Research & development	2,472	2,049	75	—	4,596
Intercompany R&D charges	1,134	(1,134)	—	—	—
Selling, general and administration	4,059	11,850	2,015	—	17,924
Depreciation and amortization	1,123	4,208	2,954	—	8,285

	11,257	37,384	14,994	(4,409)	59,226

Operating income (loss)	2,576	2,836	(1,634)	240	4,018

Other income (expense)
Foreign exchange gain (loss)	19,895	11	(20,442)	18	(518)
Investment and other income	12	34	—	—	46
Interest expense on long-term	(8,987)	(152)	(147)	—	(9,286)
Management fees	—	—	—	—	—
Dividend income	—	—	—	—	—

Total other expenses	10,920	(107)	(20,589)	18	(9,758)

Income (loss) before income taxes	13,496	2,729	(22,223)	258	(5,740)
Income tax (recovery) expense	139	858	1,065	—	2,062

Income (loss) from operations	13,357	1,871	(23,288)	258	(7,802)
Equity in subsidiaries	(21,159)	(19,908)	—	41,067	0

Net income (loss)	$(7,802)	$(18,037)	$(23,288)	$41,325	$(7,802)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$44,822	$2,678	$1,138	$—	$48,638
Product sales, net	—	113,386	42,601	(14,011)	141,976
License fees	—	107	25,396	—	25,503

	44,822	116,171	69,135	(14,011)	216,117

EXPENSES
License and royalty fees	7,926	—	11	—	7,937
Cost of products sold	77	60,865	28,827	(14,163)	75,606
Research & development	10,981	6,312	233	—	17,526
Intercompany R&D charges	1,630	(1,630)	—	—	—
Selling, general and administration	12,783	38,462	7,857	—	59,102
Depreciation and amortization	3,479	12,492	8,874	—	24,845

	36,876	116,501	45,802	(14,163)	185,016

Operating income (loss)	7,946	(330)	23,333	152	31,101

Other income (expense)
Foreign exchange gain (loss)	7,407	(1,934)	(6,715)	15	(1,227)
Investment and other income	7	60	7	—	74
Interest expense on long-term debt	(28,315)	(27)	(629)	—	(28,971)
Write-down and other deferred financing costs	—	(643)			(643)
Management fees	(47)	47	—	—	—
Dividend income	—	3,000	—	(3,000)	—

Total other expenses	(20,948)	503	(7,337)	(2,985)	(30,767)

Income (loss) before income taxes	(13,002)	173	15,996	(2,833)	334
Income tax (recovery) expense	(229)	3,385	4,413	—	7,569

Income (loss) from operations	(12,773)	(3,212)	11,583	(2,833)	(7,235)
Equity in subsidiaries	5,538	(5,238)	—	(300)	—

Net income (loss)	$(7,235)	$(8,450)	$11,583	$(3,133)	$(7,235)

Condensed Consolidating Statement of Operations

Three months ended September 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Restated) [note 1]
REVENUE
Royalty revenue	$19,594	$434	$1,377	$—	$21,405
Product sales, net	—	36,433	22,333	(12,264)	46,502
License fees	—	(25)	478	—	453

	19,594	36,842	24,188	(12,264)	68,360

EXPENSES
License and royalty fees	3,452	—	—	—	3,452
Cost of products sold	—	18,187	15,471	(8,886)	24,772
Research & development	5,943	4,397	318	—	10,658
Intercompany R&D charges	1,445	(1,524)	37	42	—
Selling, general and administration	5,690	13,268	4,412	—	23,370
Depreciation and amortization	1,213	6,208	1,139	—	8,560
In-process research and development	—	—	—	—	—
Writedown of goodwill	—	505,084	94,316	—	599,400

	17,743	545,620	115,693	(8,844)	670,212

Operating loss	1,851	(508,778)	(91,505)	(3,420)	(601,852)

Other income (expense)
Foreign exchange gain (loss)	(1,299)	(2,876)	5,177	7	1,009
Investment and other income (expense)	91	14	83	—	188
Interest expense on long-term debt	(10,790)	340	(340)	—	(10,790)
Writedown/loss on redemption of investments	(1,901)	—	—	—	(1,901)
Writedown and other deferred financing costs	(13,531)	—	(13)	—	(13,544)
Management fees	(671)	633	(4)	42	—

Total other expenses	(28,101)	(1,889)	4,903	49	(25,038)

Loss from continuing operations before income taxes	(26,250)	(510,668)	(86,602)	(3,371)	(626,891)
Income tax expense (recovery)	(967)	(6,147)	2,633	(32)	(4,513)

Loss from continuing operations	(25,283)	(504,521)	(89,235)	(3,339)	(622,378)
Equity in subsidiaries	(597,095)	5,290	—	591,805	—

Net income (loss)	$(622,378)	$(499,231)	$(89,235)	$588,466	$(622,378)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Restated) [note 1]
REVENUE
Royalty revenue	$70,376	$1,785	$3,710	$—	$75,871
Product sales, net	—	102,573	57,751	(15,563)	144,761
License fees	—	(70)	628	—	558

	70,376	104,288	62,089	(15,563)	221,190

EXPENSES
License and royalty fees	11,476	8	—	—	11,484
Cost of products sold	—	50,810	37,692	(11,072)	77,430
Research & development	27,443	17,056	969	—	45,468
Intercompany R&D charges	4,861	(5,884)	750	273	—
Selling, general and administration	19,217	44,249	13,634	—	77,100
Depreciation and amortization	3,596	18,506	3,475	—	25,577
In-process research and development	—	2,500	—	—	2,500
Writedown of goodwill	—	505,084	94,316	—	599,400

	66,593	632,329	150,836	(10,799)	838,959

Operating income (loss)	3,783	(528,042)	(88,747)	(4,764)	(617,769)

Other income (expense)
Foreign exchange gain (loss)	(1,149)	884	1,835	—	1,570
Investment and other income (expense)	965	87	579	—	1,631
Interest expense on long-term debt	(21,612)	(20,630)	8,390	—	(33,852)
Writedown/loss on redemption of investments	(12,557)	—	(4)	—	(12,561)
Writedown and other deferred financing charges	(13,531)	—	(13)	—	(13,544)
Management fees	(2,202)	2,039	(109)	272	—
Dividend income	20,000	—	—	(20,000)	—

Total other expenses	(30,086)	(17,620)	10,678	(19,728)	(56,757)

Loss from continuing operations before income taxes	(26,303)	(545,662)	(78,069)	(24,492)	(674,526)
Income tax expense (recovery)	(806)	(11,369)	1,925	(64)	(10,314)

Loss from continuing operations	(25,497)	(534,293)	(79,994)	(24,428)	(664,212)
Equity in subsidiaries	(638,715)	2,477	—	636,238	—

Net income (loss)	$(664,212)	$(531,816)	$(79,994)	$611,810	$(664,212)

Condensed Consolidating Statement of Cash Flows

Three months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(22,834)	$6,558	$19,229	$—	$2,953

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(575)	(1,324)	(2)	—	(1,901)

Cash used in investing activities	(575)	(1,324)	(2)	—	(1,901)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(218)	—	—	—	(218)
Intercompany notes payable/receivable	20,037	(258)	(19,779)	—	—
Proceeds from stock options exercised	2	—	—	—	2

Cash provided by (used in) financing activities	19,821	(258)	(19,779)	—	(216)

Effect of exchange rate changes on cash and cash equivalents	—	7	(43)	—	(36)
Net (decrease) increase in cash and cash equivalents	(3,588)	4,983	(595)	—	800
Cash and cash equivalents, beginning of period	32,010	7,730	10,918	—	50,658

Cash and cash equivalents, end of period	$28,422	$12,713	$10,323	$—	$51,458

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(10,998)	$6,751	$27,071	$—	$22,824

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(815)	(2,723)	(52)	—	(3,590)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)	—	—	—	(1,200)
Other	12	334	(94)	—	252

Cash used in investing activities	(2,003)	(4,889)	(146)	—	(7,038)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,584)	(1,610)	—	—	(3,194)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Intercompany notes payable/receivable	32,824	2,898	(35,722)	—	—
Proceeds from stock options exercised	2	—	—	—	2

Cash provided by (used in) financing activities	31,242	4,288	(38,722)	—	(3,192)

Effect of exchange rate changes on cash and cash equivalents	—	(8)	(80)	—	(88)
Net increase (decrease) in cash and cash equivalents	18,241	6,142	(11,877)	—	12,506
Cash and cash equivalents, beginning of period	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of period	$28,422	$12,713	$10,323	$—	$51,458

Condensed Consolidating Statement of Cash Flows

Three months ended September 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(8,119)	$964	$5,556	$—	$(1,599)

INVESTING ACTIVITIES:
Proceeds from short-term investments	605	—	—	—	605
Purchase of property, plant and equipment	(86)	(1,235)	(77)	—	(1,398)
Other	236	(93)	—	—	143

Cash (used in) provided by investing activities	755	(1,328)	(77)	—	(650)

FINANCING ACTIVITIES:
Deferred financing costs on long-term obligations	(2,170)	—	—	—	(2,170)
Intercompany notes payable/receivable	1,165	—	(1,165)	—	—

Cash (used in) provided by financing activities	(1,005)	—	(1,165)	—	(2,170)

Effect of exchange rate changes on cash and cash equivalents	—	(19)	(1,526)	—	(1,545)
Net increase (decrease) in cash and cash equivalents	(8,369)	(383)	2,788	—	(5,964)
Cash and cash equivalents, beginning of period	32,256	3,376	27,283	—	62,915

Cash and cash equivalents, end of period	$23,887	$2,993	$30,071	$—	$56,951

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2008

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(16,221)	$(10,617)	$26,810	$(20,000)	$(20,028)

INVESTING ACTIVITIES:
Proceeds from short-term investments	605	—	—	—	605
Purchase of property, plant and equipment	(1,005)	(5,238)	(940)	—	(7,183)
Purchase of intangible assets	—	(1,000)	—	—	(1,000)
In-process research and development	(2,500)	—	—	—	(2,500)
Other	(489)	884	52	—	447

Cash (used in) provided by investing activities	(3,389)	(5,354)	(888)	—	(9,631)

FINANCING ACTIVITIES:
Deferred financing costs on long-term obligations	(3,777)	—	(14)	—	(3,791)
Dividends paid	—	—	(20,000)	20,000	—
Proceeds from stock options exercised	121	—	—	—	121
Intercompany notes payable/receivable	23,363	(1,352)	(22,011)	—	—

Cash (used in) provided by financing activities	19,707	(1,352)	(42,025)	20,000	(3,670)

Effect of exchange rate changes on cash and cash equivalents	—	(18)	(1,028)	—	(1,046)
Net increase (decrease) in cash and cash equivalents	97	(17,341)	(17,131)	—	(34,375)
Cash and cash equivalents, beginning of period	23,790	20,334	47,202	—	91,326

Cash and cash equivalents, end of period	$23,887	$2,993	$30,071	$—	$56,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANGIOTECH PHARMACEUTICALS, INC.

For the three and nine months ended September 30, 2009

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) for the three and nine months ended September 30, 2009, provides an update to the MD&A for the year ended December 31, 2008 and should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and our audited consolidated financial statements for the year ended December 31, 2008, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three and nine months ended September 30, 2009 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2008 audited consolidated financial statements and our 2008 Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A and our Amendment No. 2 on Form 10-K/A, collectively, the “10-K”), is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

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

This Quarterly Report on Form 10-Q contains forward-looking information that constitutes “financial outlooks” within the meaning of applicable Canadian securities laws. We have provided this information to give shareholders general guidance on management’s current expectations of certain factors affecting our business, including our future financial results. Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first nine months of 2009, we recorded $142.0 million in direct sales of our various medical products and components and $74.1 million in royalties and license fees.

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

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing collaborations with major medical device, pharmaceutical or biomaterials companies and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies. Currently, our principal revenues in this segment are from royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems incorporating the drug paclitaxel. TAXUS stents have been evaluated by the industry’s most extensive randomized, controlled clinical trial program, with patient follow-up out to five years in some cases. BSC’s controlled clinical trial results have been supplemented by data on more than 35,000 patients enrolled in post-approval registries. To date, over 4.6 million TAXUS stents have been implanted globally.

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

Proprietary Medical Products. Certain of our product lines, which we refer to as our Proprietary Medical Products, are marketed and sold by our two direct sales groups. We believe certain of these product lines contain technology advantages that have the potential for more substantial revenue growth as compared to our overall product portfolio. Our key commercial Proprietary Medical Products include: (i) our Quill™ SRS wound closure product line, which is marketed and sold by our Surgical Products Sales Group; and (ii) our: Option™ Inferior Vena Cava Filter (“Option IVC Filter”); HemoStream™ dialysis catheter; SKATER™ line of drainage catheters; BioPince™ full core biopsy device; EnSnare™ retrieval device; and V+Pad™ hemostatic pad, which are marketed and sold by our Interventional Products Sales Group.

Base Medical Products. Certain of our product lines, which we refer to as our Base Medical Products, represent more mature finished goods product lines in the ophthalmology, biopsy and general surgery areas, and medical device components manufactured by us and sold to other third-party medical device manufacturers who assemble those components into finished medical devices. Sales of these

Base Medical Products are supported by a small group of direct sales personnel, as well as a network of independent sales representatives and medical product distributors. These sales tend to exhibit greater volatility or slower growth when compared to sales of our Proprietary Medical Products. This is particularly the case with our sales of components to third-party medical device manufacturers, which may be impacted by customer concentration and the business issues that certain of our large customers may face, as well as to a more limited extent by economic and credit market conditions.

Significant Recent Developments

Option Inferior Vena Cava Filter. In June 2009, we announced that the United States Food and Drug Administration (“FDA”) had granted 510(k) clearance for the Option IVC Filter, for use in both permanent and retrievable indications and in August 2009, we announced the commercial launch of the Option IVC Filter in the United States.

IVC filters are implanted in patients that are at high risk for developing pulmonary embolism, which can be a life threatening condition. IVC filters are implanted in the inferior vena cava and are designed to catch clot material to prevent it from reaching the lungs, while allowing blood to continue to flow normally. Patients at high risk for pulmonary embolism are typically patients undergoing a significant surgical procedure, trauma patients or patients that have experienced a previous embolic event. IVC filters have been shown in several studies to significantly reduce the risk of pulmonary embolism and related mortality in certain high risk patient populations. In certain cases, once the risk of an embolic event has passed, the IVC filter will be removed in a subsequent surgical procedure. In 2008, there were approximately 220,000 IVC filters implanted in the United States.

We believe the Option IVC Filter may have a number of potential competitive benefits, which include: a unique filter design that may reduce the potential for filter migration after implantation, thereby making the product safer for patients; insertion potential through either the femoral or jugular route, which may make the product easier for a physician to use; and the use of non-thrombogenic material, which may reduce the risk of blood clots occurring in the filter. We also believe the unique design of the Option IVC Filter may allow physicians to remove or retrieve the device from patients more easily, or after longer periods of time have passed as compared to existing competitive IVC filters.

The Option IVC Filter was approved based upon the results of a United States multi-center prospective clinical trial. The purpose of the clinical trial was to evaluate the device’s safety and efficacy in preventing pulmonary emboli and to assess the ability to retrieve the device from the body up to 175 days following implantation. The results, representing a total of 100 patients, were presented at the 2009 Society of Interventional Radiology conference in San Diego, CA on March 9, 2009. Successful filter implantation was achieved in 100% of the subjects and the retrieval success rate in the study was 92.3%. Clinical success, which was achieved in 88% of subjects, was defined as placement of the filter without subsequent pulmonary embolism, significant filter migration or embolization, symptomatic caval thrombosis or other complications requiring filter removal or invasive intervention.

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

Quill SRS. In August 2009 we announced the launch of a series of proprietary Quill SRS products designed for wound closure procedures in laparoscopic, or minimally invasive, gynecology procedures, including hysterectomies and myomectomies.

In 2008, there were approximately 750,000 hysterectomies performed in the United States of which approximately 130,000 were performed laparoscopically. In addition, there were approximately 72,000 myomectomies performed in the United States to remove uterine fibroid tumors. Our proprietary Quill SRS technology may offer significant advantages in wound closure in certain laparoscopic surgical procedures, whether performed manually by surgeons or through robotic assistance. We believe the primary advantage of Quill SRS in laparoscopic procedures is the ability to use Quill SRS to close a wound without having to tie knots. The exercise of tying knots can be particularly challenging and time-consuming when surgeons operate in a smaller surgical field, as is the case for most laparoscopic surgical procedures. A second potential advantage of Quill SRS in these procedures is minimizing or eliminating the need for a third hand to maintain tension on the suture in order to deal with tissue recoil, as may be required with a traditional suturing technique. A third potential advantage of Quill SRS in these procedures is the ability of Quill SRS to maintain the tension along the length of the wound, which may provide hemostatic benefits and thereby eliminate or minimize the need for standard hemostatic sutures. Patients may also benefit as a result of these potential advantages through reduced surgical times, and therefore reduced time under anesthesia, and health care facilities and payors may also benefit from the potential to reduce operating room time needed, or the total cost of material needed, to complete such surgical procedures.

Our new Quill SRS products for laparoscopic gynecology procedures are available in our polydioxanone (PDO) suture material in size -0- with 7 cm by 7 cm and 14 cm by 14 cm lengths, and include our newly designed 36 mm needles. The use of Quill SRS in laparoscopic gynecological surgery was first reported by James Greenberg, MD, and Jon Einarsson, MD, MPH, of the Centre for Women's Surgery at Brigham & Women's/Faulkner Hospitals and Harvard Medical School Boston, Massachusetts in the Journal of

Minimally Invasive Gynecology, in November 2008. The results of this small feasibility study looked at the application of Quill SRS in myomectomy and total laparoscopic hysterectomy vaginal cuff closures. This publication was then followed by up by a podium presentation at the American Association of Gynecologic Laparoscopists (AAGL) annual meeting in the fall of 2008 confirming that there were no post operative issues or complications from the use of Quill SRS in these procedures in a patient series that had grown to 150 patients reviewed to that date.

ZILVER® PTX® - CE Mark Approval. In August 2009, we announced that our partner Cook Medical Inc. (“Cook”), had reported CE Mark approval and commercial launch of the ZILVER PTX paclitaxel-eluting peripheral vascular stent in Europe. The ZILVER PTX stent, which is under evaluation in clinical trials being conducted by Cook, is a specialized stent product incorporating our proprietary paclitaxel technology and is designed for placement in diseased arteries in the limbs to restore blood flow. We license Cook the rights to use paclitaxel with peripheral stents and certain other non-coronary medical devices. Subject to the terms of our license agreement with Cook, we are entitled to receive royalty payments upon the commercial sale of paclitaxel-eluting peripheral vascular stent products, including the ZILVER PTX stent.

Bio-Seal™. In October 2009 we announced that we had received correspondence from the FDA regarding our 510(k) submission for Bio-Seal lung biopsy tract plug system, stating that Bio-Seal is a class III device that requires Pre-Market Approval (“PMA”) for FDA marketing clearance in the United States. As a result, we are reviewing our options with respect to this product candidate, including possibly appealing this FDA decision, and are discussing the possible preparation of a PMA submission with our partner, Biopsy Sciences, LLC. Should we elect to continue to pursue development or regulatory approvals for this product candidate that require us to incur material expense, we will provide further updates in our public disclosure. We have not incurred material expense to date with respect to activities regarding this product candidate.

Financial and Strategic Alternatives Process

Over the last two and a half years, revenue in our Pharmaceutical Technologies segment has declined significantly, primarily due to lower royalties derived from sales by BSC of TAXUS coronary stent systems. This decline in royalty revenue has negatively and materially impacted our liquidity and results of operations. As a result of this and other factors impacting our business and the capital markets, our management and Board of Directors believe a transaction or transactions of significant size and scope may be necessary to meaningfully address liquidity concerns and the working capital needs of our business. Our evaluation of various financial and strategic alternatives continued through the third quarter of 2009. As part of this continuing process, we secured interim senior secured financing for working capital and liquidity purposes in the first quarter of 2009 by way of a credit facility, we amended our credit facility in the second quarter of 2009, and as discussed below, we filed a shelf registration statement on Form S-3 in the United States and a corresponding preliminary short form base shelf prospectus in British Columbia and Ontario, in the third quarter of 2009.

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

Ongoing Clinical Programs

The following discussion describes our product candidates, or certain of our partners’ product candidates, that are being evaluated in ongoing human clinical trials and their stage of development:

Partner Clinical Programs

Independent TAXUS Clinical Data. In May 2009 we announced that BSC had disclosed the publication of an article in the Journal of the American College of Cardiology (JACC) reviewing data on more than 19,000 patients from the Swedish national registry who were evaluated for restenosis, or the re-narrowing of arteries, after percutaneous coronary intervention (“PCI”). The Swedish Coronary Angiography and Angioplasty Registry holds data on all patients undergoing PCI in Sweden. The objective of this independent study was to evaluate restenosis rates of drug-eluting stents (“DES’s”) in patients with and without diabetes in a real-world setting. The article reported that patients who received a TAXUS Liberté paclitaxel-eluting stent had numerically lower incidences of repeat procedures to treat restenosis at two years as compared to patients treated with 'olimus-based DES’s, including Johnson & Johnson, Inc.’s Cypher® stent and Medtronic Inc.’s Endeavor® stent.

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

TAXUS Element™ Paclitaxel-Eluting Coronary Stent System. The platinum chromium TAXUS Element pacitaxel-eluting coronary stent system is currently being evaluated by BSC in a clinical program, which commenced in July 2007 and is designed for submission to the FDA in an application for approval to market and sell the TAXUS Element stent system in the United States. The platinum chromium TAXUS Element paclitaxel-eluting coronary stent system is the third-generation BSC coronary stent platform that incorporates our research, technology and intellectual property related to the use of paclitaxel. The TAXUS Element stent features BSC’s proprietary platinum chromium alloy, which is designed to enable thinner stent struts, increased flexibility and a lower stent profile while improving radial strength, recoil and radiopacity. In addition, the TAXUS Element stent platform incorporates new balloon technology intended to improve upon BSC’s market-leading Maverick® balloon catheter technology.

This clinical program is expected to collectively enroll approximately 1,500 patients at 100 U.S. and international centers and will evaluate the safety and efficacy of the TAXUS Element stent in two studies. The first study will evaluate the safety and efficacy of the TAXUS Element stent compared to the TAXUS Express2 stent. This study will evaluate 1,264 patients with “workhorse” lesions from 2.75 to 4.0 mm. The primary endpoint of this study is to target lesion failure at 12 months, and its secondary endpoint is in-segment percent diameter stenosis at nine months. The second study will compare the TAXUS Element stent to a historic control (TAXUS V de novo bare-metal Express Coronary Stent System). This study will include 224 patients with lesions from 2.25 to 2.75 mm. The primary endpoint of the small vessel study is in-stent late loss at nine months, and its secondary endpoint is target lesion failure at 12 months. Study success is dependent on both endpoints.

In May 2009, we announced that our partner BSC had launched TAXUS Element in select markets worldwide.

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

ZILVER PTX Paclitaxel-Eluting Peripheral Vascular Stent System. As discussed above, in August 2009, we announced that our partner Cook, had reported CE Mark approval and commercial launch of the ZILVER PTX stent in Europe.

It is estimated that approximately 27 million people suffer from peripheral artery disease, or PAD, in Europe and North America. Of patients with PAD, approximately only one quarter indicate any substantive symptoms. The “silent” nature of this condition can result in a number of patients being diagnosed only when their condition has progressed to the severe stage. In patients with severe PAD whose condition is not improving with risk-factor modification, exercise programs or pharmacological therapy, invasive surgical procedures may be necessary. These procedures may include angioplasty, stenting or surgery. To date, stent procedures for PAD in the limbs have been limited due to high observed rates of restenosis or other failure of the procedure requiring a subsequent surgical procedure, as well as risk of stent fracture with existing products, as these stents are exposed and not protected by the patient’s anatomy as with coronary stents.

Cook is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in PAD. The ZILVER PTX stent is designed to reduce restenosis following placement of a stent in PAD patients. The ZILVER PTX stent is currently undergoing multiple human clinical trials in the United States, Japan, the European Union and selected other countries to assess product safety and efficacy.

In January 2007, Cook released nine-month data from its EU clinical study. The preliminary data presented by Cook on the first 60 patients in the randomized trial, which is examining the safety of using Cook’s ZILVER PTX stent to treat blockages, or lesions, of the superficial femoral artery (“SFA”) above the knee, indicated that the ZILVER PTX stent showed an equal adverse event rate to conventional angioplasty for treating SFA lesions. The ZILVER PTX stent also displayed a zero-percent fracture rate for 41 lesions at six months and 18 lesions at one year.

In July 2007, Cook announced that the first U.S. patients in a randomized pivotal human clinical trial of the ZILVER PTX stent were treated at Tri-City Medical Center in Oceanside, CA. The trial is designed to randomize patients to receive either the ZILVER PTX stent or balloon angioplasty. Data from this clinical trial is intended to be used to support submission to the FDA for approval in the United States to market the device. In addition, data collected on Japanese and U.S. patients is expected to be combined for the final evaluation of the device and used for regulatory submissions in both markets for approval.

In June 2008, Cook reported positive interim results from the registry arm of a clinical study designed to measure the efficacy of the ZILVER PTX stent in treating PAD patients, specifically in the treatment of blockages in the femoropopliteal artery. The results were reported by trial investigators at the 2008 SVS Vascular Annual Meeting, and revealed clinical improvement, excellent durability and fracture resistance, high rates of event-free survival (“EFS”) and freedom from target lesion revascularization (“TLR”). Interim data was compiled at six and 12 months using 435 patients and 200 patients, respectively. The corresponding EFS rates were 94% and 84%, and freedom from TLR was 96% and 88%. Evaluation of stent x-rays is ongoing, and currently suggests stent fractures in approximately one percent of cases at six months and less than two percent of cases at 12 months. In addition, the ZILVER PTX stent exhibited no safety concerns and results were better than expected for Trans-Atlantic Inter-Society Consensus class C and D lesions, occlusions, in-stent restenosis and lesions greater than seven centimeters. Follow-up to the registry arm of the study will continue through two years. In April 2009, Cook reported initial data on two-year follow up from this registry that showed that 82% of patients who were treated with the ZILVER PTX stent were free from reintervention at two-year follow up. These most recent results were reported at the 31st International Symposium: Charing Cross Controversies Challenges Consensus.

In September 2008, Cook announced it had completed enrollment in its pivotal human clinical trial for the ZILVER PTX. The 420 patients enrolled in Cook’s randomized trial include PAD patients treated in Germany, the United States and Japan. On the same date, Cook announced that it had enrolled an additional 780 patients in the European Union, Canada and Korea in a clinical registry to evaluate the safety of the ZILVER PTX stent. Those data were used to obtain CE Mark approval in Europe and launch the device there, with additional regulatory submissions pending in additional markets.

In April 2009 we announced that Cook had reported data that showed that 82 percent of patients who were treated with Cook’s ZILVER PTX stent were free from reintervention at two-year follow up. The ZILVER PTX Registry study, involving 792 patients globally, is assessing the safety and efficacy of the ZILVER PTX in treating peripheral artery disease. The most recent results were reported at the 31st International Symposium Charing Cross Controversies Challenges Consensus. Data was compiled at 12 and 24 months for 593 patients and 177 patients respectively. The registry, which enrolled a broad spectrum of patients, includes patients with complex lesions (e.g., long lesions, total occlusions, in-stent restenosis). The corresponding event-free survival rates were 87 percent and 78 percent, respectively, and freedom from target lesion revascularization was 89 percent and 82 percent, respectively. Clinical measures that included ankle-brachial index, Rutherford score, and walking distance and speed scores showed significant improvement at six and 12 months and were maintained through 24 months. Detailed evaluation of stent x-rays demonstrated excellent stent integrity through 12 months, confirming previously published results showing 99 percent completely intact stents (less than 1 percent stent fracture rates observed) with a mean follow up of 2.4 years in the challenging superior femoral artery and popliteal arteries, including behind the knee locations.

Angiotech Clinical Programs

MultiStem® Stem Cell Therapy. The MultiStem stem cell therapy is under evaluation in clinical trials being conducted together with our partner Athersys, Inc. (“Athersys”) for the treatment of acute myocardial infarction. MultiStem stem cells are proprietary adult stem cells derived from bone marrow that have demonstrated the ability in laboratory experiments to form a wide range of cell types. MultiStem may work through several mechanisms, but a primary mechanism appears to be the production of multiple therapeutic molecules produced in response to inflammation and tissue damage. We and Athersys believe that MultiStem may represent a unique “off the shelf” stem cell product candidate, based on its potential ability to be used without tissue matching or immunosupression, and its potential capacity for large scale production. We entered into an agreement with Athersys in May 2006 to co-develop and commercialize MultiStem for use in the indications of acute myocardial infarction and peripheral vascular disease. On December 20, 2007, we and Athersys announced we had received authorization from the FDA to commence a phase I human clinical trial to evaluate the safety of MultiStem in the treatment of acute myocardial infarction. As of August 2009, the overall enrollment for the phase I clinical trial was approximately fifty percent complete. Upon completion of a phase I human clinical trial currently being conducted by Athersys, we may assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate.

Completed or Suspended Clinical Programs

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

Data from this clinical trial has been submitted to the FDA, with the objective of receiving 510(k) clearance to market Bio-Seal in the United States. Subsequent to this submission, the FDA asked us various questions about the study and our submission and we have responded to all of the questions from the FDA received to date. In October 2009, we announced that we had received correspondence from the FDA regarding our 510(k) submission for Bio-Seal, stating the FDA’s view that Bio-Seal is a class III device that requires Pre-Market Approval (“PMA”) for FDA marketing clearance. As a result, we are reviewing our options with respect to this product candidate, including possibly appealing this FDA decision, and we are discussing the possible preparation of a PMA submission with our partner, Biopsy Sciences, LLC. Should we elect to continue to pursue development or regulatory approvals for this product candidate that require us to incur material expense, we will provide further updates in our public disclosure. We have not incurred material expense to date with respect to activities regarding this product candidate.

5-FU-Eluting Central Venous Catheter. Central venous catheters (“CVC”) are usually inserted into critically ill patients for extended periods of time to administer fluids, drugs, and nutrition, as well as facilitate frequent blood draws. Through our proprietary drug identification strategy, we have elected to evaluate 5-Fluorouracil (“5-FU”), a drug previously approved by the FDA for treatment of various types of cancer, as a compound that may help to prevent certain types of infection in patients receiving a CVC. We recently completed a human clinical trial in the United States designed to assess the safety and efficacy of our 5-FU-eluting CVC in preventing various types of catheter related infections. The study was a randomized, single-blind, 960-patient, 25-center study and was designed to evaluate whether our 5-FU-eluting CVC prevents bacterial colonization at least as well as the market-leading anti-infective CVC. On July 10, 2007, we announced that we had completed enrollment of the study, and on October 9, 2007, we announced this study had met its primary statistical endpoint of non-inferiority as compared to the market leading anti-infective CVC (a chlorhexidine / silver sulfadiazine (CH-SS) coated CVC) and indicated an excellent safety profile. In March 2008, we presented the clinical trial data at the 28th International Symposium on Intensive Care and Emergency Medicine in Brussels, Belgium. Based on the clinical trial data, the investigators concluded that our 5-FU CVC met the primary endpoint of the study; specifically that our 5-FU CVC product candidate was non-inferior in its ability to prevent bacterial colonization of the catheter tip when compared to catheters coated with CH-SS. There were no statistically significant differences in the rate of adverse events related to the study devices, or in the rates of catheter-related bloodstream infections. Additionally, there was no evidence for acquired resistance to 5-FU in clinical isolates exposed to the drug for a second time. Based on the positive results achieved in the study, in December 2007 we filed a request for 510(k) clearance from the FDA to market and sell the CVC in the United States and on April 17, 2008, we announced that we had received 510(k) clearance from the FDA to market our 5-FU CVC in the United States. We are currently developing potential launch plans for this product, as well as evaluating certain product line extensions relating to this clinical program. Should sufficient liquidity and capital resources be available, we anticipate commencing commercialization of this technology during the first half of 2010.

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

Acquisitions

As part of our business development efforts we have completed several significant acquisitions in the past. Terms of certain of these acquisitions may require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives. During the nine months ended September 30, 2009, we did not complete any acquisitions.

Collaboration, License and Sales and Distribution Agreements

In connection with our commercial and research and development efforts, we have entered into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of certain of our product candidates. Terms of the various license agreements may require us, or our collaborators, to make milestone payments upon achievement of certain product development and commercialization objectives and pay royalties on sales of commercial products, if any, resulting from the collaborations. During the nine months ended September 30, 2009, we did not enter into any significant collaboration, license or sales and distribution agreements other than the Amended and Restated Distribution and License Agreement with Baxter International, Inc. (“Baxter”) related to our COSEAL® technology described in and attached to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. We also entered into the license, distribution, development and supply agreements with Haemacure in June 2009 for fibrin and thrombin technologies described in and attached to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009.

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

We recognize royalty revenue when we have fulfilled the terms in accordance with the contractual agreement, have no future obligations, the amount of the royalty fee is determinable and collection is reasonably assured. We record royalty revenue from BSC on a cash basis due to our inability to accurately estimate the BSC royalty before we receive the reports and payments from BSC. This results in a one quarter lag between the time the sales were recorded by BSC and the time we record the associated royalty revenue.

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

License fees are comprised of initial fees and milestone payments derived from collaborative and other licensing arrangements. Initial fees received or receivable, which do not require our ongoing involvement are recognized when the arrangements are executed, the intellectual property has been provided to the customer, the license term commences, the fee is fixed or determinable and the collection is reasonably assured. Non-refundable milestone payments are recognized upon the achievement of specified milestones when the milestone payment is substantive in nature, the achievement of the milestone was not reasonably assured at the inception of the agreement and we have no further significant involvement or obligation to perform under the arrangement. Initial fees and non-refundable milestone payments received, which require our ongoing involvement, are deferred and amortized into income on a straight-line basis over the period of our ongoing involvement if no other objective form of measurable performance exists which indicates another method of recognition is more appropriate.

Income tax expense

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment on a periodic basis. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to be unrealized. Deferred tax assets and liabilities are measured using the tax rates and laws in effect at the time of assessment.

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

Stock-based compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) No. 718. ASC No. 718 requires us to recognize the grant date fair value of share-based compensation awards granted to employees over the requisite service period. We use the Black-Scholes option pricing model to calculate stock option values, which requires certain assumptions including the future stock price volatility and expected time to exercise. Changes to any of these assumptions, or the use of a different option pricing model (such as the binomial model), could produce a different fair value for stock-based compensation, which could have a material impact on our earnings.

Cash equivalents, short and long-term investments

We invest our excess cash balances in short-term securities, principally investment grade commercial debt and government agency notes. At September 30, 2009, we held one equity security which was classified as available-for-sale, and accordingly, was recorded at fair value.

As part of our strategic product development efforts, we also invest in, or receive as consideration, equity securities of certain companies with which we have license or collaboration agreements. The equity securities of some of these companies are not publicly traded and so fair value is not readily determinable. These investments are recorded using the cost method of accounting and are tested for impairment by reference to anticipated undiscounted cash flows expected to result from the investment, the results of operations and financial position of the investee, and other evidence supporting the net realizable value of the investment.

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

We review the carrying value of our intangible assets for impairment indicators at least annually and whenever there has been a significant change in any of these factors listed above. A significant change in these factors may warrant a revision of the expected remaining useful life of the intangible asset, resulting in accelerated amortization or an impairment charge, which would impact earnings. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), further analysis is performed to assess for impairment. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, the carrying value is written down to the fair value. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets.

We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment which would result in an adjustment to the our net income (loss) for the period.

We tested our intangible assets for impairment as at September 30, 2008 and determined that there was no impairment. Given the continued decline in our market value in the fourth quarter of 2008 and the further negative indicators of the economy as a whole, we updated our impairment tests of intangible assets as at December 31, 2008 and determined that there was no impairment. No additional impairment testing was conducted for the three and nine months ended September 30, 2009 as management believes that there have been no further indicators of impairment since December 31, 2008.

Results of Operations

Overview

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S.$ except per share data)	2009	2008	2009	2008
Revenues
Pharmaceutical Technologies	$14,584	$21,858	$74,141	$76,429
Medical Products	48,660	46,502	141,976	144,761

Total revenues	63,244	68,360	216,117	221,190

Operating income (loss)	4,018	(601,852)	31,101	(617,769)

Other expenses	(9,758)	(25,039)	(30,767)	(56,757)

(Loss) income before income taxes	(5,740)	(626,891)	334	(674,526)

Income tax expense (recovery)	2,062	(4,513)	7,569	(10,314)

Net loss	$(7,802)	$(622,378)	$(7,235)	$(664,212)

Basic and diluted net loss per common share	$(0.09)	$(7.31)	$(0.08)	$(7.80)

For the three months ended September 30, 2009, we recorded a net loss of $7.8 million ($0.09 basic and diluted net loss per common share), compared to a net loss of $622.4 million ($7.31 basic and diluted net loss per common share) for the same period in 2008. Of the total decrease in the loss of $614.6 million, $599.4 million is related to the write-down of goodwill that we recorded in the third quarter of 2008. The remaining decrease in net loss of $15.2 million is due to several factors, including: (i) a $6.1 million decrease in research and development costs, due primarily to the completion or termination of various of our human clinical trial activities and to certain cost reduction initiatives implemented during 2008; (ii) a decrease in selling, general and administrative costs of $5.4 million, primarily resulting from continued cost reduction initiatives commenced during the third quarter of 2008; (iii) a decrease in write-downs of various investments of $1.9 million; (iv) a decrease in deferred financing charges related to the write-down of certain transaction costs incurred in 2008 totaling $13.5 million; and (v) lower interest expense incurred on our Senior Floating Rate Notes due in 2013 (the “Floating Rate Notes”). These factors were partially offset by a reduction of $5.8 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems and an income tax expense of $2.1 million in the third quarter of 2009 compared to an income tax recovery of $4.5 million in the same period in 2008.

For the first nine months of 2009, we recorded a net loss of $7.2 million ($0.08 basic and diluted net loss per common share), compared to a net loss of $664.2 million ($7.80 basic and diluted net loss per common share) for the same period in 2008. The decrease in net loss of $657.0 million is primarily due to the write-down of goodwill which was recorded in the third quarter of 2008. The remaining decrease in net loss of $57.6 million is due to several factors, including: (i) a $28.0 million decrease in research and development costs; (ii) an $18.0 million decrease in selling, general and administrative expenses, (iii) a decrease in write-downs of various investments of $12.6 million; (iv) a decrease in deferred financing charges related to the write-down of certain transaction costs incurred in 2008 totaling $13.5 million; (v) lower interest expense incurred on the Floating Rate Notes, and (vi) a $25.0 million payment received from our partner Baxter in the first quarter of 2009. These factors were offset by a $25.6 million reduction in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems as compared to the same period in 2008, and an income tax expense of $7.6 million recorded in the first nine months of 2009 as compared to an income tax recovery of $10.3 million recorded in the same period in 2008.

Revenues

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S.$)	2009	2008	2009	2008
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$13,833	$19,594	$44,822	$70,376
Royalty revenue – other	698	1,811	3,816	5,495
License fees	53	453	25,503	558

	$14,584	$21,858	$74,141	76,429

Medical Products:
Product sales	48,660	46,502	141,976	144,761

Total revenues	$63,244	$68,360	$216,117	$221,190

We operate in two reportable segments:

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment includes royalty revenue generated from licensing our proprietary paclitaxel technology to various partners, as well as revenue derived from the licensing of certain of our biomaterials and other technologies. Currently, our principal revenues in this segment are from royalties derived from sales by BSC of TAXUS coronary stent systems incorporating the drug paclitaxel. Royalty revenue derived from sales of TAXUS stent systems by BSC for the three month period ended September 30, 2009 decreased by 29% as compared to the same period in 2008. The decrease in royalty revenues was a result of lower sales of TAXUS stent systems by BSC, driven primarily by the entry of new competitors into the drug-eluting coronary stent market during the second half of 2008. Royalty revenue for the quarter ended September 30, 2009 was based on BSC’s net sales for the period April 1, 2009 to June 30, 2009 of $226 million, of which $96 million was in the United States, compared to net sales of $298 million for the same quarter in 2008, of which $144 million was in the United States. The average gross royalty rate earned in the three month period ended September 30, 2009 on BSC’s net sales was 6.2% for sales in the United States and 6.1% for sales in other countries, compared to an average rate of 6.9% for sales in the United States and 6.3% for sales in other countries for the same period in 2008.

The average gross royalty rate relating to TAXUS sales in the United States declined during the three months ended September 30, 2009 as compared to the same period of the prior year as a result of our tiered royalty rate structure, whereby we receive higher royalty rates on sales volume above certain contractually established baselines. The average gross royalty rate relating to TAXUS sales in countries other than the United States during the three months ended September 30, 2009 was consistent as compared to the same period of the prior year.

Royalty revenue derived from sales of TAXUS stent systems by BSC for the nine months of 2009 decreased by 36% as compared to the same period in 2008. The decrease in royalty revenues was a result of lower sales of TAXUS stent systems by BSC. Royalty revenue for the first nine months of 2009 was based on BSC’s net sales for the period October 1, 2008 to June 30, 2009 of $717 million, of which $319 million was in the United States, compared to net sales of $1.0 billion for the same period in 2008, of which $539 million was in the United States. The average gross royalty rate earned in the first nine months of 2009 on BSC’s net sales was 6.4% for sales in the United States and 6.1% for sales in other countries, compared to an average rate of 7.2% for sales in the United States and 6.6% for sales in other countries for the same period in 2008.

The average gross royalty rate relating to TAXUS sales in the United States declined during the nine months ended September 30, 2009 as compared to the same period in 2008 as a result of our tiered royalty rate structure, whereby we receive higher royalty rates on sales volume above certain contractually established baselines. The average gross royalty rate relating to sales in countries other than the United States decreased in the current period primarily due to an additional royalty payment we received during the first quarter of 2008 relating to royalties on sales outside of the United States that were owed from prior periods in 2007.

For the nine months ended September 30, 2009, license fees increased by $24.9 million as compared to the same period during 2008 due to the $25.0 million payment received from Baxter in the first quarter of 2009.

We expect revenues in our Pharmaceutical Technologies segment may decrease for the remainder of 2009 as compared to revenues recorded in the same period in 2008 and the first nine months of 2009, primarily as a result of the continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS, and the elimination of ongoing royalty payments from Baxter as a result of our entry into the Amended and Restated Distribution and License Agreement, for which we received the $25.0 million payment as noted above. Our royalties derived from sales by BSC of TAXUS declined from $70.4 million in the first nine months of 2008 to $44.8 million in the first nine months of 2009.

Medical Products

Revenue from our Medical Products segment for the three months ended September 30, 2009 was $48.7 million, compared to $46.5 million for the same period in 2008. The increase was primarily related to higher sales of our Proprietary Medical Products during the period as compared to the same period of 2008, partly offset by lower sales of our Base Medical Products during the period as compared to the same period of 2008.

Sales of our Proprietary Medical Products were $14.7 million during the three months ended September 30, 2009, representing 30% of our total Medical Products segment sales. Sales of our Proprietary Medical Products increased by approximately 33% in the three months ended September 30, 2009 as compared to the comparable period in 2008. The increase in sales of our Proprietary Medical Products during the period was primarily the result of higher sales of certain of our product lines, most significantly our Quill SRS product line and our Option IVC Filter. Sales of our Proprietary Medical Products as compared to the same period of 2008 were also negatively impacted by foreign currency fluctuations. Excluding the impact of foreign currency changes, sales of our Proprietary Medical Products would have increased by 36% as compared to the comparable period of 2008.

Sales of our Base Medical Products were $34.0 million during the three months ended September 30, 2009, representing 70% of our total Medical Products segment sales. Sales of our Base Medical Products declined by approximately 4% in the three months ended September 30, 2009 as compared to the comparable period in 2008. The decline in our Base Medical Products sales in the third quarter of 2009 as compared to the third quarter of 2008 was due primarily to lower sales of medical device components to other third-party medical device manufacturers, generally relating to certain customers that have postponed or cancelled orders, or implemented inventory reduction programs in response to changing economic and credit market conditions, and more particularly relating to cancelled orders for surgical needles by one of our largest customers. Manufacturing of surgical needles, as of November 2008, was fully transferred to our facility in Aguadilla, Puerto Rico from our facility in Syracuse, New York. We believe that the closure of our Syracuse production facility in November and the finalization of our move of surgical needle production to Aguadilla, combined with the difficult economic and credit market environment, may have negatively impacted our Base Medical Product sales during the three months ended September 30, 2009 as compared to the comparable period in 2008. We currently expect that certain of our customers may increase their order levels later in 2009 or in 2010; however, there can be no assurance that we will record sales of surgical needles to these customers at levels observed in prior periods. Sales of our Base Medical Products were also impacted to a lesser extent by foreign currency fluctuations. Excluding the impact of foreign currency changes, sales of our Base Medical Products would have declined by 3% as compared to the comparable period of 2008.

Revenue from our Medical Products segment for the first nine months of 2009 was $142.0 million, a decrease of 2% from the $144.8 million of revenue recorded for the comparable period in 2008. This decrease was due primarily to a 10% decline in sales of our Base Medical Products to $101.1 million from $111.9 million during the period, due to factors consistent with the three month period as noted above, offset by a 25% increase in sales of our Proprietary Medical Products to $40.9 million from $32.8 million during the period, due to factors consistent with the three month period as noted above. Excluding the impact of foreign currency changes, revenue from our Medical Products segment would have declined by 1% as compared to the comparable period of 2008.

Because we believe certain of our product lines, including our Quill SRS product line, HemoStream dialysis catheter and Option IVC Filter have a high potential for growth, we expect that revenue in our Medical Products segment may continue to increase during the fourth quarter of 2009 as compared to 2008. This expected growth may be mitigated or offset by lower sales of our Base Medical Products, in particular if our sales of medical devices and device components to third-party customers continue at lower than expected levels.

Expenditures

The table below presents operating expenses during the respective periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S.$)	2009	2008	2009	2008
License and royalty fees	$2,463	$3,452	$7,937	$11,484
Cost of products sold	25,958	24,772	75,606	77,430
Research and development	4,596	10,658	17,526	45,468
Selling, general and administrative	17,924	23,370	59,102	77,100
Depreciation and amortization	8,285	8,560	24,845	25,577
In-process research and development	—	—	—	2,500
Write-down of goodwill	—	599,400	—	599,400

	$59,226	$670,212	$185,016	$838,959

License and royalty fees on royalty revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflects the decrease in our royalty revenue. We expect license and royalty fee expense to continue to be a significant cost in the fourth quarter of 2009 and into 2010, commensurate with the amount of royalty revenue we earn.

Cost of products sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $1.2 million to $26.0 million for the three months ended September 30, 2009 compared to $24.8 million for the same period in 2008. Cost of products sold decreased by $1.8 million to $75.6 million for the nine months ended September 30, 2009 compared to $77.4 million for the same period in 2008. The increase in cost of products sold for the three months ended September 30, 2009 and the decrease in cost of products sold for the nine months ended September 30, 2009 as compared to the same periods in 2008 were consistent with the fluctuations in the levels of aggregate Medical Products segment sales observed in those same periods, from which the cost of products sold were derived as described above.

Gross margins for our Medical Products segment sales were 46.7% for the three months ended September 30, 2009 and September 30, 2008, and were 46.7% for the nine months ended September 30, 2009 compared to 46.5% for the same period in 2008. Gross margins in the nine months ended September 30, 2009 compared to same period in 2008 were positively impacted by a relative increase in sales of higher margin product lines and the continued launch of certain new, higher margin product lines for which there were no material sales in the comparable prior year period. These positive factors were offset by unforeseen production inefficiencies at our Aguadilla, Puerto Rico facility. Specifically, we have incurred costs for labor, inventory, materials and overhead at our Aguadilla facility in anticipation of surgical needle order levels consistent with what was recorded during 2008. With the unexpected cancellation of orders by one of our largest customers at the beginning of 2009, we took steps to eliminate excess costs in this facility that were no longer justified by the lower resulting production volumes. These excess costs were expensed in the second quarter of 2009 with no concurrent revenue recorded as originally anticipated.

We expect that cost of products sold will continue to be significant and that gross margins may improve in the fourth quarter of 2009, primarily as a result of improved sales mix, including potential increases in sales of selected product lines that provide higher relative contribution margins. In addition, gross margins may improve in the fourth quarter of 2009 and into 2010 if we are able to reduce manufacturing inefficiencies at our Aguadilla, Puerto Rico facility as described above or at our other manufacturing facilities.

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

Research and development expenditures decreased significantly to $4.6 million and $17.5 million for the three and nine months ended September 30, 2009 respectively, as compared to $10.7 million and $45.5 million for the same periods in 2008. The decreases were primarily due to the suspension of enrollment in our Vascular Wrap clinical trial, the reduction of staffing within our clinical and research departments and reduction in other direct costs in the second half of 2008 relating to the postponement or elimination of other selected research programs and activities.

We expect our research and development expenditures may continue to be lower in the fourth quarter of 2009 as compared to 2008, reflecting the factors described above. Even after these expected declines, we anticipate we will continue to incur significant research and development expenditures in the fourth quarter of 2009 and in future periods.

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

Selling, general and administrative expenditures were $17.9 million and $59.1 million, respectively, for the three and nine months ended September 30, 2009 as compared to $23.4 million and $77.1 million, respectively for the same periods in 2008. The lower expenditures during 2009 as compared to 2008 were primarily due to reduced severance costs and salaries and benefits as a result of the reduction in staff in selling, general and administrative departments completed in the first and third quarters of 2008, reduced professional fees as well as reduced severance and other restructuring charges related to the closure and consolidation of our Syracuse, NY manufacturing facility completed in the fourth quarter of 2008.

We expect that selling, general and administrative expenses may continue to be lower in the fourth quarter of 2009 as compared to 2008 due to staff and other expense reductions implemented primarily during the second half of 2008. Expenditures could materially increase or fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and amortization

Depreciation and amortization expense was $8.3 million and $24.8 million, respectively, for the three and nine months ended September 30, 2009, compared to $8.6 million and $25.6 million, respectively for the same periods in 2008. Depreciation and amortization expense is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $22.3 million and $22.6 million, respectively, for the nine months ended September 30, 2009 and 2008 and depreciation expense of property, plant and equipment of $2.5 million and $3.0 million, respectively for the nine months ended September 30, 2009 and 2008.

We expect depreciation and amortization expense in the fourth quarter of 2009 to be comparable to the same period in 2008.

In-process research and development (“IPR&D”)

We record IPR&D expense relating to acquired or in-licensed technologies that are at an early stage of development and have no alternative future use.

We had no IPR&D expense in either the three or nine month periods ended September 30, 2009. In the three month period ended March 31, 2008, we recorded IPR&D expense of $2.5 million for an initial license payment made to Rex Medical to obtain the marketing rights for the Option IVC Filter. We had no IPR&D expense in the three month period ended September 30, 2008.

We may incur further IPR&D expenditures in the event we in-license or acquire additional early stage technologies.

Write-down of goodwill

In the third quarter of 2008, as a result of the significant and sustained decline in our public market capitalization and our announcement regarding the terminated transaction with Ares Management (“Ares”) and New Leaf Ventures Partners (“New Leaf”), we performed an interim impairment test of goodwill and acquired intangible assets. Upon the conclusion of this testing, we determined that the carrying amounts of goodwill associated with our Medical Products segment were impaired and we recorded an impairment charge of $599.4 million in the third quarter of 2008. The goodwill impairment charge was determined by comparing the carrying value of goodwill assigned to our Medical Products reporting unit with the implied fair value of the goodwill. We utilized the income approach in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows discounted using estimated discount rates.

As there was no remaining goodwill balance as of December 31, 2008, there were no further impairment charges during the nine month period ended September 30, 2009.

Other Income (Expense)

The table below presents other income (expenses) during the respective periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S.$)	2009	2008	2009	2008
Foreign exchange (loss) gain	$(518)	$1,009	$(1,227)	$1,569
Investment and other income	46	187	74	1,630
Interest expense on long term-debt	(9,286)	(10,790)	(28,971)	(33,851)
Write-down / loss on investments	—	(1,901)	—	(12,561)
Write-down and other deferred financing charges	—	(13,544)	(643)	(13,544)

Total other expenses	$(9,758)	$(25,039)	$(30,767)	$(56,757)

Net foreign exchange losses during the three and nine month periods ended September 30, 2009 were primarily the result of changes in the relationship of the U.S. dollar to other foreign currency exchange rates when translating our foreign currency denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the United States. We do not use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Investment and other income for the three and nine months ended September 30, 2009 decreased by $0.1 million and $1.6 million respectively, when compared to the same periods in 2008, primarily as a result of lower interest income received in 2009 due to lower cash balances available to invest.

During the three and nine months ended September 30, 2009, we incurred interest expense of $9.3 million and $29.0 million, respectively, on our outstanding long-term debt obligations, as compared to $10.8 million and $33.9 million, respectively, for the same periods in 2008. The decreases have resulted from a decline in the interest rate applicable on our Floating Rate Notes due to lower LIBOR rates. The interest rate decline resulted in an average interest rate of 4.3% on our Floating Rate Notes for the three months ended September 30, 2009 as compared to 6.5% for the three months ended September 30, 2008. Interest expense also includes $0.7 million and $0.6 million for amortization of deferred financing costs for the three month periods ended September 30, 2009 and 2008, respectively.

Write-down and other deferred financing charges for the nine months ended September 30, 2009 related to a charge of $0.6 million resulting from the write-off of the portion of the deferred financing charges related to our term loan facility with Wells Fargo Foothill LLC (“Wells Fargo”) that terminated on May 29, 2009. Write-down and other deferred financing charges for the three and nine months ended September 30, 2008 were a result of recognized costs related to our exploration of proposed financing and strategic alternatives.

Income Tax

For the three and nine months ended September 30, 2009, we recorded an income tax expense of $2.1 million and $7.6 million, respectively, compared to an income tax recovery of $4.5 million and $10.3 million for the three and nine months ended September 30, 2008, respectively. The income tax expense for the nine months ended September 30, 2009 includes a $6.1 million write off of deferred tax charges relating to taxes paid in prior years in connection with an inter-company transfer of the intellectual property underlying the transaction with Baxter.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 30.0%, primarily due to valuation allowances on net operating losses and the net effect of lower tax rates on earnings in foreign jurisdictions.

Liquidity and Capital Resources

At September 30, 2009, we had working capital of $70.5 million and cash resources of $51.5 million, consisting of cash and cash equivalents. In aggregate, our working capital increased by $18.9 million as compared to December 31, 2008, primarily relating to the $25.0 million in cash received pursuant to the transaction with Baxter in the first quarter of 2009, offset by the net loss for the nine month period ended September 30, 2009.

We maintain a revolving credit facility with Wells Fargo. The total available credit under the revolving credit facility is $25.0 million (subject to a borrowing base formula based on certain of our and our subsidiaries’ finished goods inventory and accounts receivable). As of September 30, 2009, the amount of financing available under the revolving credit facility was approximately $13.0 million and there were no borrowings outstanding under the revolving credit facility other than current month fees and expenses due and payable.

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

At any time, the amount of financing available under the revolving credit facility, which is secured by certain of our inventory and accounts receivable assets, may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of finished goods and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR plus 3.25% to LIBOR plus 3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR rate was 0.25% on September 30, 2009, a 0.50% increase or decrease in the LIBOR rate as of September 30, 2009 would have no impact on interest payable under the credit facility. The revolving credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by us. We maintain this facility to provide additional liquidity and capital resources for working capital and general corporate purposes in the near term and more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs.

On July 23, 2009, we announced that we filed the Offering Documents with the securities commissions of British Columbia and Ontario and the SEC. The Offering Documents, when made final and / or declared effective, will allow us to make offerings of Common shares, Class I Preference shares, debt securities, warrants or units for initial aggregate proceeds of up to $250.0 million during the next 25 months to potential purchasers in British Columbia, Ontario and the United States. We believe that having the ability to issue these securities gives us the flexibility to raise capital quickly and effect other long-term changes to our capital structure that we may deem advisable in the future.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond 2010.

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

In particular, should our royalties received from BSC decline more significantly than we expect in future periods as a result of competition in the drug-eluting stent market or due to negative research or publications relating to the efficacy of drug-eluting stents, our liquidity may continue to be adversely affected, and we may be forced to explore alternative funding sources through debt, equity or other public or private securities offerings, or to pursue certain reorganization, restructuring or other strategic or financial alternatives. We may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favorable for our current lenders or our shareholders. Capital markets conditions deteriorated significantly during 2008 and early 2009, including a significant and material decline in the level of corporate lending activity, combined with a significant increase in the cost of any such lending. Current and future market conditions may have a material effect on our ability to complete any of the activities as described on favorable terms, if at all.

As a result of uncertainty and volatility relating to the market and competitive environment for drug-eluting stents and to address our liquidity needs, during 2008 we commenced the exploration of a broad range of strategic and financial alternatives (see “Business Overview – Financial and Strategic Alternatives Process”).

Cash Flow Highlights

The table below presents cash flow highlights during the respective periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of U.S.$)	2009	2008	2009	2008
Cash and cash equivalents, beginning of period	$50,658	$62,915	$38,952	$91,326
Cash provided by (used in) operating activities	2,953	(1,599)	22,824	(20,028)
Cash used in investing activities	(1,901)	(650)	(7,038)	(9,631)
Cash used in financing activities	(216)	(2,170)	(3,192)	(3,670)
Effect of exchange rate changes on cash	(36)	(1,545)	(88)	(1,046)

Net (decrease) increase in cash and cash equivalents	800	(5,964)	12,506	(34,375)
Cash and cash equivalents, end of period	$51,458	$56,951	$51,458	$56,951

Cash Flows from Operating Activities

Cash provided by operating activities for the three month period ended September 30, 2009 was $3.0 million, compared to cash used in operating activities of $1.6 million for the same period in 2008. The increase in cash provided by operating activities of $4.6 million was due primarily to reduced research and development and selling, general and administrative costs, offset by a reduction of royalty revenue and a $1.7 million reduction in working capital changes. Working capital changes during the three month period ended September 30, 2009 included net cash outflows from accounts payable and accrued liabilities of $5.3 million due to payments made during the period and net cash inflows of $4.7 million from accrued interest payable due to the timing of interest payments on our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) and Floating Rate Notes.

Cash provided by operating activities for the nine months ended September 30, 2009 was $22.8 million, compared to cash used in operating activities of $20.0 million for the same period in 2008. The increase in cash provided by operating activities of $42.8 million was due primarily to the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009, a lower net loss for the reasons discussed above and a $6.0 million improvement in working capital changes. Working capital changes during the nine month period ended September 30, 2009 included net cash outflows from accounts receivable of $2.6 million due to sales growth of Quill SRS as well as sales of the Option IVC Filter during the third quarter, net cash outflows from accounts payable and accrued liabilities of $6.8 million due to payments made during the period, net cash outflows of $0.8 million for income taxes payable, net cash inflows of $6.5 million from prepaid expenses and other assets due to non-cash tax expense and net cash inflows of $4.3 million from accrued interest payable due to the timing of interest payments on our Subordinated Notes and Floating Rate Notes.

Cash Flows from Investing Activities

Net cash used in investing activities for the three month period ended September 30, 2009 was $1.9 million compared to net cash used of $0.7 million for the same quarter in 2008. For the three months ended September 30, 2009, the net cash used in investing activities was related to capital expenditures during the period, including $0.6 million related to the expansion of our Puerto Rico manufacturing facility. For the three month period ended September 30, 2008, net cash used in investing activities was primarily for capital expenditures of $1.4 million primarily related to the expansion of our Puerto Rico manufacturing facility offset by $0.6 million of proceeds on the sales of certain long-term investments.

Net cash used in investing activities for the first nine months of 2009 was $7.0 million compared to net cash used of $9.6 million for the same period in 2008. For the first nine months of 2009, the net cash used in investing activities was primarily for capital expenditures of $3.6 million as well as the payments made to Rex Medical and Haemacure Corporation of $2.5 million and $1.2 million, respectively during the second quarter of 2009. For the first nine months of 2008, the net cash used in investing activities was primarily for capital expenditures of $7.2 million for lab equipment and the expansion of our R&D facilities and for manufacturing equipment, primarily related to the expansion of our Puerto Rico manufacturing facility. We also paid a $0.8 million licensing milestone to a third-party upon our successful completion of the Bio-Seal clinical trial and invested $2.5 million in in-process research and development for an initial license payment to Rex Medical for the Option IVC Filter.

Depending on the level of our cash portfolio, we invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At September 30, 2009, we were not holding any short-term marketable securities.

At September 30, 2009 and December 31, 2008, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	September 30, 2009	December 31, 2008
Canadian dollars	$1,701	$3,942
Swiss franc	1,085	3,053
Euro	6,379	5,263
Danish krone	1,065	2,022
Other	1,243	2,806

Cash Flows from Financing Activities

Net cash used in financing activities for the three and nine months ended September 30, 2009 were $0.2 million and $3.2 million, respectively, and were primarily for expenditures related to our senior secured credit facility (see “Liquidity and Capital Resources” above and note 11(c) to unaudited interim consolidated financial statements for three and nine months ended September 30, 2009). Net cash used in financing activities for the three and nine months ended September 30, 2008 were $2.2 million and $3.7 million, respectively, and were related to payments made as a result of the terminated transaction with Ares and New Leaf.

Senior Floating Rate Notes

On December 11, 2006, we issued Floating Rate Notes in the aggregate principal amount of $325 million. The Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At September 30, 2009, the interest rate on these notes was 4.10%. We may redeem all or a part of the notes at specified redemption prices.

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

In addition, our senior secured credit facility, includes a number of customary financial covenants, including a requirement to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of our business, make distributions or make advances, loans or investments.

Contractual Obligations

During the three and nine months ended September 30, 2009, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of September 30, 2009, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the United States, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

In June 2009 the Financial Accounting Standards Board (“FASB”) issued ASC No. 105-10, Generally Accepted Accounting Principles. ASC No. 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of U.S. Generally Accepted Accounting Principles (“GAAP”) financial statements for non-governmental entities. The new ASC framework supersedes all existing literature by restructuring the hierarchy into two levels of U.S. GAAP from authoritative and non-authoritative sources. ASC No. 105-10 is effective for interim and annual periods ending after September 15, 2009. Adoption of this standard had no impact on the Company’s financial results, presentation or disclosure given that the substance of the literature remained unchanged. References to U.S. authoritative GAAP recognized by the FASB in these interim unaudited consolidated financial statements reflect the FASB codification.

The Company currently accounts for business combinations in accordance with ASC No. 805 – Business Combinations based on Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations. ASC No. 805 changes accounting for business combinations by requiring acquiring entities to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes a change in the accounting treatment and disclosure of specific items in a business combination. ASC No. 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on accounting for business combinations will depend on the occurrence of future acquisitions.

The Company accounts for assets and liabilities, which are assumed in a business combination and arise from contingencies, in accordance with the guidance specified under ASC No. 805 – Business Combinations based on FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 141 (R)-1 – Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. Consistent with the prior standard, ASC No. 805 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The impact on accounting for business combinations will depend on the occurrence of future acquisitions.

Effective July 1, 2009 ASC No. 808-10, Collaborative Arrangements, replaced Emerging Issues Task Force (“EITF”) Issue 07-01, Accounting for Collaborative Arrangements. The standard requires collaborators to present the results of activities for which they act as the principal on a gross basis. Any payments received from (made to) other collaborators should be recorded in accordance with other applicable GAAP or, in the absence of other applicable GAAP, guidance provided by authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy. Furthermore, the standard clarifies whether transactions under a collaborative arrangement are part of a vendor-customer (or analogous) relationship and addresses appropriate income statement classification and disclosures related to these arrangements. ASC 808-10 is effective for fiscal years beginning December 15, 2008. This standard had no impact on the Company’s financial results given that it relates to disclosure and presentation only.

Effective July 1, 2009 ASC 275-10-50, Risks and Uncertainties Disclosure and ASC 350, Intangibles – Goodwill and Other, replaced FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. Consistent with the prior standards, ASC 275-10-50 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC No. 350. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under ASC No. 350 and the period of expected cash flows used to measure the fair value of the intangible asset. ASC No. 275-10-50 and ASC No. 350 are effective for fiscal years beginning after December 15, 2008. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

The Company has adopted ASC No. 350-30, Intangibles – Goodwill and Other and ASC No. 805-20-20, Business Combinations – Identifiable Assets and Liabilities and Any Noncontrolling interest. This standard considers how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. ASC No. 350- 30 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on accounting for defensive intangible assets will depend on future acquisitions.

The Company has adopted ASC No. 825-10-65-1, Financial Instruments. This standard amends the disclosure requirements of the former FAS No. 107, Disclosures about Fair Value of Financial Instruments, for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC No. 825-10-65-1 is effective for interim periods beginning after June 15, 2009. This standard had no impact on the company’s financial results given that it relates to disclosure and presentation only.

The Company has adopted ASC No. 320-10-65-1, Investments – Debt and Equity Securities. This standard amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering the cost base. If the investor is able to sufficiently demonstrate that it will not have to sell the security before recovery, impairment charges related to non-credit losses would be reflected in other comprehensive income. The standard also expands and increases disclosure requirements related to debt and equity securities. ASC No. 320-10-65-1 is effective for interim periods beginning after June 15, 2009. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

The Company has adopted ASC No. 820-10-65, Fair Value Measurements and Disclosures. This section provides additional guidance on fair value measurements in inactive markets. The new approach is designed to address whether a market is inactive, and if so, whether a transaction in that market should be considered distressed. It also provides additional guidance on how fair value measurements might be determined in an active market. ASC No. 820-10-65 is effective for interim periods beginning after June 15, 2009 and shall be applied prospectively. Adoption of this standard had no material impact on our consolidated balance sheets, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. The update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates certain disclosures required for nonpublic entities. The guidance is effective for periods ending after September 15, 2009 for all entities currently applying the recognition, measurement and disclosure provisions for uncertain tax positions under ASC No. 740. Adoption of ASU No. 2009-06 did not have a material impact on our consolidated financial statements or disclosures.

Recent Accounting Pronouncements

In August 2009 the FASB issued an accounting standard update on measuring liabilities at fair value under ASC No. 820, Fair Value Measurements and Disclosures. The update provides clarification on how to measure the fair value of a liability when a quoted price for an identical liability is not available in an active market. This includes a discussion of appropriate valuation techniques. ASC No. 820 is effective for periods beginning after August 26, 2009. We are assessing the potential impact of ASC No. 820 on the valuation of the Company’s liabilities.

In September 2009, the FASB issued ASU No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This update represents a correction to ASC No. 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We are still assessing the impact of the correction.

In October 2009 the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 also eliminates the residual method of allocation arrangement consideration and requires expanded qualitative and quantitative disclosures. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on of after June 15, 2010. We are assessing the potential impact that the adoption of ASU No. 2009-13 may have on our consolidated balance sheets, results of operations and cash flows.

Outstanding Share Data

As of September 30, 2009, there were 85,136,725 common shares issued and outstanding for a total of $472.7 million in share capital. At September 30, 2009, we had 5,629,709 CDN dollar stock options outstanding under the Angiotech Pharmaceuticals, Inc. stock option plans (of which 2,966,242 were exercisable) at a weighted average exercise price of CDN$9.98. We also had 2,843,749 U.S. dollar stock options outstanding under the plans at September 30, 2009, (of which 750,674 were exercisable) at a weighted average exercise price of US$3.76 per option. Each CDN dollar stock option and U.S. dollar stock option is exercisable for one common share of Angiotech Pharmaceuticals, Inc.

As of September 30, 2009, there were 78 stock options outstanding in the American Medical Instruments Holdings, Inc. (“AMI”) stock option plan (of which 29 were exercisable). Each AMI stock option is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. upon exercise at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2009 we had cash and cash equivalents of $51.5 million.

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million as of September 30, 2009 and the notes bear interest at a rate of approximately 4.1% (December 31, 2008 – 6.0%). Based upon our average floating rate debt levels during the three months ended September 30, 2009, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the three months ended September 30, 2009 and September 30, 2008, respectively. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish krone, the Euro and the U.K. pound sterling. We incurred net transaction losses of $0.5 million and $1.2 million for the three and nine months ended September 30, 2009, respectively, and net transaction gains of $1.0 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash and cash equivalents to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and, therefore, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish krone, the Euro and U.K. pound sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 12% and 15% of our net revenue for the three months ended September 30, 2009 and September 30, 2008, respectively, were generated in other than the U.S. dollars, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared with the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling for the three months ended September 30, 2009. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.7 million on an annual basis.

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

Changes in Internal Control over Financial Reporting.

No change was made to our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 4, 2005, together with BSC, we commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in favor of Angiotech, finding that Angiotech’s EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding our patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. We have filed a response to the Court of Appeal’s decision, and have additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium™ stent. . Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009 we and BSC settled this litigation with SMT on favorable terms. We may at our option continue this matter before the Court of Appeal with respect to the requested amendment to claim 12.

On March 23, 2006, RoundTable Healthcare Partners, LP (“RoundTable”) as Seller Representative, we as Buyer, and LaSalle Bank (“LaSalle”) as Escrow Agent, executed an Escrow Agreement under which we deposited $20 million with LaSalle. On April 4, 2007, LaSalle received an Escrow Claim Notice issued by us, which directed LaSalle to remit the $20 million to us as Buyer. On or about April 16, 2007, LaSalle received from RoundTable a Notice of Objection to our Escrow Claim Notice. On July 3, 2007, LaSalle filed an action in the Circuit Court of Cook County, Illinois, asking the court to resolve this dispute. After various hearings and discussions, we executed a Joint Letter of Direction allowing the release of $6.5 million to RoundTable, thereby leaving the amount in dispute being approximately $13.5 million. On March 21, 2008, this action was moved to the United States District Court for the Southern District of New York. We are now in the discovery phase of this litigation. On March 20, 2009, Roundtable filed a motion for partial summary judgment and a hearing was held on April 16, 2009. On April 8, 2009, we filed a motion to dismiss certain of the claims in the lawsuit as not yet ripe for resolution. A hearing on our motion was held on April 30, 2009. We do not know when a decision will be issued by the court on either motion.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. We submitted a Motion for Summary Judgment to the court based upon the judges’ Markman decision, and on September 30, 2009, the judge ruled in our favor, finding that the BioPince did not infringe a key claim of Dr. Baran’s patents. Dr. Baran has filed a Notice of Appeal with respect to this decision.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to us are in opposition proceedings including the following:

•	In EP0784490, an oral hearing took place on October 1, 2009 and the patent with amendments was maintained by the EPO.
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

•

In EP0830110 (which is licensed from Edwards LifeSciences Corporation) an amended form of this patent was found valid after an oral hearing on September 28, 2006; however, the opponent appealed the decision on December 21, 2006. An oral hearing took place on September 9, 2009 and the EPO cancelled the appeal proceedings and maintained the patent in the same form as allowed by the Opposition Division.

•

In EP0876166 the EPO held an oral hearing on September 24, 2008, and thereafter revoked this patent. We filed an appeal on January 19, 2009, and then filed a request to withdraw the appeal on March 10, 2009. On April 2, 2009, the EPO withdrew the appeal and closed the proceedings with the patent revoked.

•

In EP0975340 (which is licensed from (and to) BSC), an oral hearing was held on December 4, 2008. The EPO issued an Interlocutory Decision on December 23, 2008 stating the patent was found to have met the requirements of the convention. The opponent has appealed this decision. The opponent withdrew their appeal on June 23, 2009, and requested that the patent be maintained in amended form. On June 23, 2009, the EPO withdrew the appeal and maintained the patent in amended form.

•

In EP1118325 (which is licensed from the NIH), an oral hearing was held on April 7, 2009, and the patent was upheld. The decision is appealable. On August 18, 2009, the outcome of the oral hearing was made final by the EPO.

•	In EP1155689, briefs are being exchanged.
•

In EP1407786 (which is licensed from (and to) BSC), the patent was revoked in a decision from the EPO on December 9, 2008. An appeal was filed on January 30, 2009. An appeal was also filed on behalf of the opponent on April 8, 2009. On September 1, 2009 a request to withdraw appeal was filed. On October 1, 2009, the appeal proceedings were terminated and the decision to revoke the patent was made final by the EPO.

•

In EP1429664, an oral hearing had been scheduled for May 27, 2009; however, the oral hearing was canceled by the EPO on May 14, 2009. The proceedings will continue in writing. On September 14, 2009, the EPO terminated the appeal proceedings and maintained the patent.

•	In EP1159974, the EPO has scheduled oral proceedings for June 9, 2010.
•

In EP1159975, a Notice of Opposition was filed on June 5, 2009. Our response to the Opposition is due by November 21, 2009. In EP0991359, our response to the opposition was due prior to the extended deadline of May 15, 2009 but we did not file a response. A notice of failure to respond to the opposition was issued by the EPO on July 7, 2009. On September 7, 2009, a response to the opposition was filed on our behalf.

•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. An appeal may be filed up to August 24, 2009. On August 20, 2009, a Notice of Appeal was filed on our behalf.

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

Our working capital and funding needs may vary significantly depending upon a number of factors including, but not limited to, the level of royalty revenue we receive from corporate partners; our levels of sales and gross profit; costs associated with our manufacturing operations, including capital expenditures, labor and raw materials costs, and our ability to realize manufacturing efficiencies from our various operations; fluctuations in certain working capital items, including inventory and accounts receivable, that may be necessary to support the growth of our business or new product introductions; progress of our research and development programs and costs associated with completing clinical studies and the regulatory process; collaborative and license arrangements with third parties; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; expenses associated with litigation; opportunities to in-license complementary technologies or potential acquisitions; potential milestone or other payments we may make to licensors or corporate partners; and technological and market developments that impact our royalty revenue, sales levels or competitive position in the marketplace.

The decline in TAXUS royalty payments from BSC, the large amount of our outstanding indebtedness and the related cash interest payments due on such indebtedness, the current economic conditions affecting our and our partners’ financial stability, as well as the capital expenditures required to develop the medical products segment of our business, among other factors, have magnified our working capital needs and funding shortages. Our revolving credit facility and recently filed shelf registration statement (when declared effective by the SEC) provide us with the flexibility and time to explore longer-term options for our overall capital structure and working capital needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q. These longer-term options include one or more financial and strategic alternatives, including a capital influx from one or more new investors and the restructuring of our outstanding indebtedness, but such efforts have not been successful to date due to our significant debt burden. Due to numerous factors that may impact our future cash position, working capital and liquidity, as discussed below, and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurances that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond September 2010. If our cash flows are worse than expected, we may require additional funds in order to meet the funding requirements of our commercial operations for our research and development programs, to satisfy certain contractual obligations, for other operating and capital requirements, for potential acquisitions or in-licensing of technologies, to satisfy milestone or other payment obligations due to licensors or corporate partners, or to repay or refinance our indebtedness. Financing in addition to our credit facility may not be available, and even if available, may not be available on attractive or acceptable terms due to difficult credit markets and other factors.

Future legislation or regulatory changes to, or consolidation in, the healthcare system may affect our ability to sell our product profitably.

There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect our business. For example, the United States Senate Finance Committee recently approved a healthcare reform bill that would, if enacted into law, impose an aggregate US$40 billion fee over a ten-year period on medical device manufacturers in the form of an annual tax on revenue based on market share. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which would seriously harm our business. Additionally, initiatives to reduce the cost of healthcare have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from certain market segments as consolidated groups such as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, and third-party reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

	Year Ended December 31, (in Thousands)							Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2006	2007		2008		2009	2009
Ratio of Earnings to Fixed Charges	116.8	82.9	1.6	—	(1)	—	(1)	0.4	1.0

Deficiency of Earnings Available to Cover Fixed Charges	—	—	—	$(70,592)		$(754,068)		$(5,740)	—

Ratio of Combined Fixed Charges and Preferred Share Dividends to Earnings	116.8	82.9	1.6	—	(1)	—	(1)	0.4	1.0

Deficiency of Earnings Available to Cover Combined Fixed Charges and Preferred Share Dividends	—	—	—	$(70,592)		$(754,068)		$(5,740)	—

(1)	Our earnings during this period were insufficient to cover fixed charges and, accordingly, ratios are not presented.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
10.1	Form of Indemnification Agreement for US Officers

10.2	Form of Indemnification Agreement for Canadian Officers

10.3	Form of Indemnification Agreement for Canadian Directors

10.4	Form of Indemnification Agreement for US Directors

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: November 9, 2009	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)