Form 10-K/A
period 2009-12-31
ANGIOTECH PHARMACEUTICALS INC
filed 2010-04-29
CIK 1096481

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

As of April 28, 2010 the registrant had 85,157,159 outstanding common shares.

EXPLANATORY NOTE

Angiotech Pharmaceuticals (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities Exchange Commission on March 16, 2010 (the “Original Report”), in order to include information required by Part III of Form 10-K and to file an additional exhibit. Part III of the Original Report is hereby amended and restated to reflect the information contained in Part III of this Amendment. The exhibits list has also been updated to reflect the new exhibit filed with the Amendment and make technical corrections. In addition, the Company’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Amendment and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Report. This Amendment does not reflect events that have occurred after the original filing of the Original Report on March 16, 2010, and does not update the disclosures in the Original Report in any way except as specifically described in this Explanatory Note.

Angiotech Pharmaceuticals, Inc.

Annual Report on Form 10-K/A for the year ended December 31, 2009

In this Annual Report on Form 10-K/A, references to “the Company”, “Angiotech”, “us” or “we” are to Angiotech Pharmaceuticals, Inc. and all of its subsidiaries as a whole, except where it is clear that these terms only refer to Angiotech Pharmaceuticals, Inc.

Accounting Standards

In this Annual Report on Form 10-K/A, all dollar amounts are in U.S. dollars, except where otherwise stated and financial reporting is made in accordance with U.S. generally accepted accounting principles.

Currency and Exchange Rates

We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for Angiotech Pharmaceuticals, Inc. and its Canadian subsidiaries, the U.K. pound is the functional currency of our U.K. subsidiary, Pearsalls Limited, the Danish Kroner is the functional currency of our Danish subsidiary, PBN Medicals Denmark A/S, and its subsidiary, Angiotech Denmark A/S; the Euro is the functional currency of each of: our German subsidiary, Angiotech GmbH; our Spanish subsidiary, Angio S.L.; our Italian subsidiary, Angiotech S.r.l.; and our French subsidiary, Angiotech SARL. The U.S. dollar is the functional currency for all other subsidiaries.

NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS

We file electronically with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may obtain a free copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, on the day of filing with the SEC and on our website at: www.angiotech.com. Our website and the information on our website is not part of this Annual Report on Form 10-K/A.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Directors of the Company

Each of the following individuals is currently serving as a director of the Company, each of whom is expected to stand for re-election at the Company’s upcoming annual general meeting. Information concerning such persons, as furnished by the individual directors, is as follows:

Name, Age, Province or State and Country of Residence and Position	Principal occupation during the past 5 years	Director Since
William L. Hunter, MD, MSc. British Columbia, Canada President, Chief Executive Officer and Director Age: 47	September 2002 to present — President & Chief Executive Officer, the Company	1992

David T. Howard British Columbia, Canada Chair of the Board of Directors, Director(1)(2) Age: 60	September 2002 to present — Chair of the Board of Directors, the Company August 2003 to June 2005 — Chair, SCOLR, Inc.	2000

Edward M. Brown, MBA California, U.S.A. Director(1)(2) Age: 46	June 2007 to present — Managing Director, TPG Growth June 2004 to June 2007 — Managing Director & Co-founder of Healthcare Investment Partners	2004

Arthur H. Willms British Columbia, Canada Director(1)(2) Age: 70	1999 to present — Independent Company Director	2004

Laura Brege, MBA California, U.S.A. Director(1)(2) Age: 52	2006 to present — Executive Vice President & Chief Operating Officer, Onyx Pharmaceuticals, Inc. 1999 to 2007 — General Partner, Red Rock Management	2007

Henry A. McKinnell Jr., MBA, Ph.D. Wyoming, U.S.A. Director(1)(2) Age: 67	June 2002 to present — Chairman, Accordia Global Health Foundation 2001 to 2006 — Chief Executive Officer & Chairman of Pfizer Inc.	2008

Notes:

(1)	Member of the Company’s Audit Committee.
(2)	Member of the Company’s Governance, Nominating and Compensation Committee.

The following are brief biographies of the Company’s directors. The information presented includes information each director has given about his or her age, all positions held, his or her principal occupation and business experience for the last five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. Also included is a brief discussion of the specific experience, qualifications, attributes, and skills of each nominee that lead the Board of Directors to the conclusions that the nominee should serve as a director.

William L. Hunter, MD, MSc., President & Chief Executive Officer, Director. Dr. Hunter is a founder of the Company, has been Chief Executive Officer of the Company since 1997, and has been a member of the Company’s scientific and management teams since its inception. He serves as a director of Cardiome Pharma, Corp. and CombinatoRx Incorporated. Dr. Hunter has been honored with many awards including, most recently, the 2005 BC Innovation Council’s Cecil Green Award for Science and Technology Entrepreneurship and the 2005 Canadian Venture Capital Association’s Entrepreneur of the Year. He received his Bachelor of Science Degree from McGill University, Montreal in 1985 and his Masters of Science and Doctor of Medicine Degree from the University of British Columbia in 1989 and 1992, respectively. Dr. Hunter’s medical knowledge, research and development experience, commercial acumen and involvement with the Company as a founder and CEO, as well as his experience serving as a director of other companies, are invaluable to the discussions of the Board of Directors.

David T. Howard, Chair of the Board of Directors, Director. David Howard joined the Company’s Board of Directors in March 2000 and became Chair of the Board of Directors in September 2002. Mr. Howard is a director of Via Pharmaceuticals, Inc., and has served as a director of SemBioSys Genetics, Inc. and SCLOR Inc. Previously he was CEO, President and Chairman of the Board of SCOLR, Inc., a biopharmaceutical company located in Redmond, WA. Prior to this, he has served as President and Chief Operating Officer of Novopharm International, Inc. of Toronto, Ontario and President of Novopharm USA, Inc. Mr. Howard’s industry experience includes operational and strategic positions with Boehringer Mannheim Canada, where he was Vice President Pharmaceuticals, and Rhône-Poulenc Pharma in Montreal and Paris, where he was Vice-President Sales and Marketing. Mr. Howard’s strategic and operational experience as an executive of a biopharmaceutical company, as well as his substantial prior experience in the pharmaceutical industry, provide the Board of Directors valuable insight into the Company’s industry.

Edward M. Brown, MBA, Director. Edward (Ned) Brown is a Managing Director of TPG Growth, a private equity firm, where he focuses on private equity investments in healthcare companies. Prior to joining TPG Growth, Mr. Brown was a co-founder of Healthcare Investment Partners (“HIP”), a private equity firm focused exclusively on healthcare investments. Before HIP, Mr. Brown was a Managing Director in the Healthcare Group of Credit Suisse First Boston, an investment bank, where he led the firm’s West Coast healthcare effort and was one of the senior partners responsible for the firm’s global life sciences practice. Mr. Brown has over 23 years of experience as a financial advisor and investor in the healthcare industry. Mr. Brown also serves on the Board of Directors of Cardiovascular Systems, Inc. Mr. Brown graduated Phi Beta Kappa, Magna Cum Laude with High Honors from Middlebury College with a B.A. Degree in English and received his MBA degree from Anderson Graduate School of Management at UCLA. Mr. Brown brings to the Board of Directors years of experience in advising and providing financing for companies within the healthcare industry, and provides insight into the Company’s strategic and business development activities.

Arthur H. Willms, MA, Director. Arthur Willms is a Director and retired President and Chief Operating Officer of Westcoast Energy, Inc. where he held senior executive positions for 24 years. Mr. Willms’ other directorships are Pacific Northern Gas Ltd., BC Lotteries Corp. and Pristine Power Inc. He is also the Chair of the Board for the Vancouver Symphony Orchestra. Mr. Willms has been a lecturer in Economics at the University of Calgary and holds a Bachelor of Arts Degree in Education, a Bachelor of Science Degree in Mathematics, and a Masters Degree in Economics from the University of Calgary. Mr. Willms is a member of two audit committees and is the chair of one of these committees. Mr. Willms’ past operational experience as a senior executive, his experience as a director of companies in a variety of industries, and in particular his service on several audit committees, provide the Board of Directors financial and accounting expertise.

Laura Brege, MBA, Director. Ms. Brege is currently Executive Vice President and Chief Operating Officer at Onyx Pharmaceuticals, Inc., where she is responsible for Sales and Marketing, Medical and Scientific Affairs, Program Leadership, Technical Operations, Manufacturing, Commercial Operations and Strategy. Onyx Pharmaceuticals is focused on developing and commercializing innovative cancer treatments. Prior to joining Onyx Pharmaceuticals, Ms. Brege was a General Partner at Red Rock Management, a venture capital firm specializing in early stage financing for technology companies. Prior to her work at Red Rock Management, she was the Senior Vice President and Chief Financial Officer at COR Therapeutics, a biotechnology company that specialized in drug therapies for cardiovascular disease. While at COR, Ms. Brege was instrumental in helping the company grow from a research and development start-up to an operations-based enterprise with a commercialized product. Before joining COR, Ms. Brege was Vice President and Chief Financial Officer at Flextronics, a multi-billion dollar electronics manufacturer. She was also Vice President and Treasurer of The Cooper Companies, a Fortune 500 diversified company with operations worldwide. Ms. Brege is also a member of the Board of Directors of Acadia Pharmaceuticals, Inc. Ms. Brege earned her undergraduate degree from Ohio University and has an MBA from the University of Chicago. Ms. Brege’s breadth of operational, financial and sales and marketing experience as both a venture capitalist and in corporate operations provide a valuable sales and marketing, financial and operational perspective to the Board of Directors with respect to the Company’s own operations, as well as with respect to established companies within the Company’s industry and to venture-stage companies in which the Company may invest. Additionally, her experience in growth-stage biotechnology firms provides valuable insight into implementing research and development strategies for companies within the Company’s industry.

Henry A. McKinnell Jr., Director. Henry A. McKinnell Jr. is the Chairman of the Governance, Nominating and Compensation Committee, is a member of the Audit Committee and serves as the lead independent director of the Board of Directors of Moody’s Corporation. Dr. McKinnell served as Chairman of the Board of Pfizer Inc., a pharmaceutical company, from May 2001 until his retirement in December 2006 and Chief Executive Officer from January 2001 to July 2006. He served as President of Pfizer Inc. from May 1999 to December 2000 and as Executive Vice president from 1992 to 1999. Dr. McKinnell serves a Chairman of the Board of the Accordia Global Health Foundation. He is Chairman Emeritus of the Connecticut Science Center, and is a member of the Academic Alliance for AIDS Care and Prevention in Africa. He served as director of Pfizer Inc. and ExxonMobil Corporation until 2007 and John Wiley & Sons until 2005. Dr. McKinnell’s strategic and operational experience as an executive of Pfizer Inc., a public pharmaceuticals company, his experiences as a public company director, as well as his substantial involvement with business and civic organizations, allow the Board of Directors to draw on his years of experience with publicly traded companies with global operations in evaluating corporate best practices and strategic decision-making.

The following sets out the identity of our independent and non-independent directors together with a list of the other reporting issuers of which our directors are also a director.

Name of Director	Independent/ Non-Independent	Other Reporting Issuers Of Which Director Is Also A Director Or Has Been a Director In The Last Five Years
William L. Hunter	Non-Independent	Cardiome Pharma, Corp; CombinatoRx, Incorporated (f/k/a Neuromed Pharmaceuticals, Inc.)
David T. Howard (Chair)	Independent	SemBioSys Genetics, Inc.; Via Pharmaceuticals, Inc., SCLOR Inc.
Edward M. Brown	Independent	Cardiovascular Systems Inc.
Laura Brege	Independent	Acadia Pharmaceuticals, Inc.
Arthur H. Willms	Independent	Pacific Northern Gas Ltd.; BC Lotteries Corp., Pristine Power Inc.
Henry A. McKinnell Jr.	Independent	Moody’s Corporation, Pfizer Inc., ExxonMobil Corporation, John Wiley & Sons

Executive Officers

The following sets forth certain information regarding the Company’s executive officers as of December 31, 2009 (ages are as of the date hereof):

Name, Age, Province or State and Country and Position	Position with the Company	Principal Occupation within the Past Five Years
William L. Hunter, MD, MSc. British Columbia, Canada Age: 47	President, Chief Executive Officer, and Director	September 2002 to present — President & CEO, the Company November 1992 to present — Director, the Company

K. Thomas Bailey Washington, U.S.A. Age: 41	Chief Financial Officer	December 2005 to present — Chief Financial Officer, the Company January 2004 to December 2005 — Vice President, Business Development, the Company

David D. McMasters, ESQ Washington, U.S.A. Age: 50	Senior Vice President, Legal and General Counsel	January 2004 to present — Senior Vice President, Legal & General Counsel, the Company

Rui Avelar, MD British Columbia, Canada Age: 48	Chief Medical Officer	December 2005 to present — Chief Medical Officer, the Company January 2004 to December 2005 — Senior Vice President, Medical Affairs & Communications, the Company

Jonathan W. Chen British Columbia, Canada Age: 35	Senior Vice President, Business Development & Financial Strategy

January 2008 to present — Senior Vice President, Business Development & Financial Strategy, the Company

September 2005 to January 2008 — Vice President, Business Development & Financial Strategy, the Company

September 2000 to May 2005 — Investment Banker, Credit Suisse First Boston

Steven Bryant South Carolina, U.S.A. Age: 59	Senior Vice President, Sales & Marketing, Medical Device Technologies	June 2009 to present — Senior Vice President, Sales & Marketing, the Company 2001 to June 2009 — Vice President, Sales & Marketing, the Company

Sean Cunliffe Pennsylvania, U.S.A. Age: 53	Senior Vice President, Sales & Marketing

September 2009 to present — Senior Vice President, Sales & Marketing, the Company

May 2008 to September 2009 — Chief Commercial Officer, Neuromed Pharmaceuticals, Inc.

March 2005 to May 2008 — Vice President, Commercial Development, Neuromed Pharmaceuticals, Inc.

Jeffrey Gross British Columbia, Canada Age: 46	Senior Vice President, Research and Development

Oct 2008 — present, Senior Vice President, Research and Development, the Company

July 2007 — Sep 2008, Vice President, Engineering, Research and Development, the Company

2004 — 2007, Group Director, Biologics Research & Development, Medtronic Spinal & Biologics

Name, Age, Province or State and Country and Position	Position with the Company	Principal Occupation within the Past Five Years

Jay Dent British Columbia, Canada Age: 51	Senior Vice President, Finance

December 2006 to present — Senior Vice President, Finance, the Company

October 2005 to December 2006 — Vice President, Finance & Accounting, the Company

May 2001 to September 2005, Controller, Ballard Power Systems, Inc.

Victor Diaz Illinois, U.S.A. Age: 49	Senior Vice President, Global Manufacturing and Supply Chain Management	2007 to present — Senior Vice President, Global Manufacturing & Supply Chain, the Company 2003 to 2006 — Vice President, Global Operations, Teleflex Medical

Tammy Neske British Columbia, Canada Age: 39	Senior Vice President, Human Resources

January 2008 to present — Senior Vice President, Human Resources, the Company

January 2007 to January 2008 — Vice President, Human Resources, the Company

July 2005 to January 2007 — Director, Corporate Development, the Company

2000 to 2005 — Manager, Employment and Compensation, Ballard Power Systems, Inc.

There are no family relationships among the directors and executive officers of the Company.

For each of the past ten years, none or our directors or executive officers has been a director or officer of another issuer which, while that person was acting in that capacity or within one year of that person ceasing to act in that capacity, became bankrupt or made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromises with creditors or had a receiver, manager or trustee appointed to hold its assets.

Section 16(a) Beneficial Ownership Reporting Compliance

On June 19, 2009, a Form 3 filed on behalf of Steven Bryant failed to disclose certain options held by Mr. Bryant. An amended Form 3 correcting this omission was filed on April 16, 2010. We are not aware of any other person who, at any time during the fiscal year ended December 31, 2009, was a director, officer or beneficial owner of more than ten percent of the common shares of the Company that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance. In addition, the Company has also adopted a guide of business conduct for our employees. The current code of ethics and the guide of business conduct are available on the Company’s website at www.angiotech.com. Management reports violations of the codes and any remedial actions it has taken to the Board of Directors.

Audit Committee

The charter for the Audit Committee of the Board of Directors requires that it be comprised of at least three unrelated and independent directors. The Audit Committee is currently comprised of five members — Arthur Willms (Chair), David Howard, Edward Brown, Laura Brege and Henry McKinnell. All of the members of the Audit Committee are independent of management (see “— Directors, Executive Officers, Promoters, and

Control Persons” for a description of the relationship each member has to the Company). Until he declined to run for reelection as a director at the annual general meeting on June 4, 2009, Hartley Richardson was a member of the Audit Committee. All Audit Committee members are required to be financially literate and at least one member is required to have accounting or related financial management expertise.

Our Board of Directors has determined that it has at least one audit committee financial expert serving on its Audit Committee. Mr. Arthur Willms has been determined by the Board of Directors to meet the “audit committee financial expert” criteria prescribed by the SEC and is independent, as that term is defined by the NASDAQ’s listing standards applicable to the Company. The SEC has indicated that the designation of Mr. Willms as an audit committee financial expert does not make him an “expert” for any purpose, impose any duties, obligations or liability on him that are greater than those imposed on other members of the Audit Committee and the Board of Directors who do not carry this designation, or affect the duties, obligations or liability of any other member of the Audit Committee.

The Audit Committee Charter is available on the Company’s website at www.angiotech.com.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview of Compensation Program

The Company competes in a global market for executives, management, scientists, engineers, sales and marketing, manufacturing and other professionals. Many of our professional and management candidates are sought by other attractive employers, such as multi-national medical device companies, technology companies, multi-national pharmaceutical companies and university research institutions. Our overall compensation philosophy reflects our need to motivate, recruit and retain executive talent with the diversity of experience necessary to articulate and execute the critical elements of our corporate strategy and manage our operating businesses. Specifically, our approach is designed to motivate executives and facilitate the recruitment and retention of talent with the range of competencies necessary to deliver the strategy and operational goals of:

i.	our Proprietary Medical Products business, which involves managing new technologies, substantive investments in research and development and sales and marketing and more rapid revenue growth, and

ii.

our Base Medical Products business, which involves managing more mature technologies with slower revenue growth and higher near-term operating profit, well established sales and marketing channels, including significant third party distribution arrangements, customer relationships with third-party medical device manufacturers that buy medical devices and medical device components made by us, and substantive medical device manufacturing operations.

The Governance, Nominating and Compensation Committee (for purposes of this discussion, the “Committee”) of the Board of Directors is charged, on behalf of the Board of Directors, to develop, review and approve compensation policies and practices applicable to executive officers, including determining the benchmarks, criteria and performance metrics upon which executive compensation such as base salary, annual bonuses, equity compensation and other benefits are based. As described below, the Committee approves the compensation of each of our Named Executive Officers. In 2009, our Named Executive Officers were: Dr. Hunter, Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross.

Compensation Philosophy and Objectives

The Company’s objectives for its executive compensation policies, programs, and practices are to:

•	Attract and retain experienced and talented executive officers;

•	Pay for performance;

•	Inspire excellence in the performance of executive officers; and

•	Align shareholder and executive officer interests.

To further these objectives, the Committee:

•	Designs pay and performance systems that reflect the level of job responsibility, and incumbent specific considerations;

•	Aligns the Company’s compensation programs with those of similarly complex specialty pharmaceutical, biotechnology and medical device companies;

•	Motivates executive performance by aligning pay-for-performance-based compensation programs to the achievement of objectives that will drive future success and enhance shareholder value; and

•	Links a significant portion of annual awards to overall corporate performance and attainment of specific value enhancing goals.

The Committee periodically evaluates compensation to ensure that the Company maintains its ability to attract and retain high caliber talented employees in key positions and that compensation provided to our executives remains competitive relative to the compensation paid to executives of peer companies. To that end, the Committee believes executive compensation packages provided by the Company should include salary, which provides base compensation, an annual cash bonus and long-term stock-based compensation, which reward performance as measured against established goals on a short-term and long-term basis. The Company does not have a formal policy for allocating between long-term and currently paid compensation or for allocating between cash and non-cash compensation or among different forms of compensation. The Committee responds to current circumstances when determining the pay mix each year.

Role of Executive Officers in Compensation Decisions

The Committee makes all decisions pertaining to the compensation of the Chief Executive Officer. The Committee reviews and approves recommendations for compensation awards to other executive officers presented by the Chief Executive Officer.

The Chair of the Board of Directors and the Committee annually review the performance of the Chief Executive Officer. The Chief Executive Officer annually reviews the performance of the other executive officers. The conclusions reached and recommendations based on these reviews, including compensation awards, are presented to the Committee for review and approval. The Committee may exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s compensation programs to motivate executives to achieve the short- and long-term business goals of the Company, and to reward executives for achieving such goals. When making compensation decisions, the Committee seeks the advice and recommendations of the Chief Executive Officer, Chief Financial Officer and Senior Vice President, Human Resources and also retains independent compensation consultants as and when it deems appropriate to provide advice and data related to appropriate industry benchmarks and compensation trends. In the fall of 2008, the Committee determined it was not going to make significant changes to compensation levels of executive officers and therefore it was not necessary to undertake an executive compensation benchmarking analysis for 2009 compensation given the robust analysis it performed in conjunction with consultants in 2007. For purposes of determining 2009 annual and long-term equity compensation awards, the Committee gave consideration to the general economic climate, corporate performance, individual performance, and cash and equity resources. The result was a decision by the Committee to freeze all executive base salaries at 2008 levels, to make no changes to individual performance bonus targets and to issue equity at the same levels as it granted in 2008 to executive officers.

In the fall of 2009, the Committee developed a formal benchmarking and pay mix approach to be used in setting 2010 executive compensation levels. Effective January 1, 2010, our benchmarking, pay mix and overall compensation philosophy reflects our need to motivate, recruit and retain executive talent with the diversity of experience necessary to articulate and execute the critical elements of our corporate strategy and manage our operating businesses. Specifically, our approach is designed to motivate executives and facilitate the recruitment and retention of talent with the range of competencies necessary to deliver the strategy and operational goals of:

i.	our Proprietary Medical Products business, which involves managing new technologies, substantive investments in research and development and sales and marketing and more rapid revenue growth, and

ii.

our Base Medical Products business, which involves managing more mature technologies with slower revenue growth and higher near-term operating profit, well established sales and marketing channels, including significant third party distribution arrangements, customer relationships with third party medical device manufacturers that buy medical devices and medical device components made by us, and substantive medical device manufacturing operations.

For 2010, we target base salary and annual bonus opportunity at the 50th percentile of companies in our peer group, with the potential to earn above market median when individual performance or the business results exceed annual targets. We target equity compensation at or above the 75th percentile of companies in our comparator group, measured as annual grant in units as a percentage common shares outstanding.

Because traditional methods of valuing equity grants such as fair market value or Black-Scholes, combined with current share price, create the appearance that our executive officers are under-equitized measured by the aggregate value of their equity, we benchmark equity by measuring the annual grant in units as a percentage of common shares outstanding. Using these methods of benchmarking cash and equity, we will be able to extrapolate whether our compensations levels and our pay mix is relatively consistent with that of our peer group, in any given year.

For purposes of establishing 2010 compensation, the peer group used to benchmark executive compensation is made up of the following companies:

Proprietary Business Comparators	Base Business Comparators
Onyx Pharmaceuticals Inc.	Becton, Dickinson and Company
Alexion Pharmaceuticals, Inc.	CR Bard Inc.
Cubist Pharmaceuticals Inc.	Edwards Lifesciences Corp.
Intuitive Surgical, Inc.	ev3, Inc.
Medicines Co.	Integra LifeSciences Holdings Corp.
Medicis Pharmaceutical Corp.	Kinetic Concepts Inc.
NuVasive, Inc.	Merit Medical Systems Inc.
OSI Pharmaceuticals Inc.	Symmetry Medical, Inc.
United Therapeutics Corporation	Teleflex Inc.
Vertex Pharmaceuticals Incorporated	Wright Medical Group Inc.

Stock Ownership Guidelines and Stock Retention Requirements

In 2009, the Company did not maintain any stock ownership guidelines or stock retention requirements for its executives. However, in March 2010, ownership guidelines were implemented to coincide with anticipated shareholder approval of the 2010 Stock Incentive Plan (to be submitted for approval of the shareholders at the 2010 annual general meeting of the Company) which will facilitate compliance with such guidelines and requirements. Under the guideline, the Chief Executive Officer is expected to hold five times his base salary in shares, RSUs and DSUs, and other executive officers are expected to hold one times base salary in shares, RSUs and DSUs.

Adjustment or Recovery of Awards upon Restatement of Financial Results

In 2009, the Company did not maintain a policy requiring adjustment or recovery of awards from executives upon restatement of financial results. However the Committee did develop a policy in the fall of 2009 to take effect for 2010. The Company will, in all circumstances deemed appropriate by the Board of Directors and to the extent permitted by governing law, require reimbursement of any bonus to an executive after January 1, 2010 where:

i.	the payment was predicated upon achieving certain financial results that were subsequently the subject of a material restatement of Company financial statements filed with the SEC;

ii.	in the Board of Directors’ view the executive engaged in misconduct that caused or substantially caused the need for the material restatement; and

iii.	a lower payment would have been made to the executive based upon the restated financial results.

In each such instance, the Company will, to the extent practicable, seek to recover from the individual executive the amount by which the individual executive’s incentive payments for the relevant periods exceeded the lower payment that would have been made based on the restated financial results. Further, following a restatement of the Company’s financial statements, the Company will recover any bonuses paid to the Chief Executive Officer and the Chief Financial Officer that are required to be recovered by Section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”).

Accounting of Stock-Based Compensation

The Company accounts for stock-based compensation under its long-term incentive plans in accordance with the requirements of FAS 123(R), which is now referred to as FASB ASC Topic 718.

Policy on Tax Deductibility of Executive Compensation

The Committee does not maintain a policy on the tax deductibility of compensation paid to executives. Section 162(m) of the Code provides that public companies generally may not deduct compensation of more than $1 million for each of its Chief Executive Officer and the next three most highly compensated executives (other than the Chief Financial Officer), unless that compensation is “performance-based” compensation within the meaning of Section 162(m). The Company has retained the discretion to pay non-deductible cash or equity compensation.

2009 Executive Compensation Elements

For the fiscal year ended December 31, 2009, the principal components of compensation for Named Executive Officers (“NEOs”) were:

•	Annual base salary;

•	Annual bonus program;

•	Long-term incentive program;

•	Retirement savings plan; and

•	Benefits programs including health coverage, insurance plans and other perquisites.

Annual Base Salary

NEOs and other employees receive a salary which provides them with a base level of income. The base salary of each NEO is reviewed annually. The level of base salary is based on the executive’s responsibilities, performance, peer group data and experience. Due to the general economic environment, the base salaries of NEOs were frozen for 2009 and no increases were awarded. Annual base salary earned by NEOs during 2009 is set out in the Summary Compensation Table for the Fiscal Year Ending December 31, 2009.

Annual Bonus Program

The annual bonus program generally provides a performance-based cash incentive to NEOs and other employees. The program awards for individual performance that leads to the achievement of annual corporate objectives. The NEO 2008 bonus targets established by the Committee were not changed for 2009. Dr. Hunter’s bonus target was 75% of base salary. Mr. Bailey’s bonus target was 50% of base salary. Mr. McMasters’, Dr. Avelar’s and Dr. Gross’s bonus target was 40% of base salary.

At the beginning of 2009, key corporate objectives were set by the Board of Directors to represent a broad range of activities that span the Company’s global and complex business. The 2009 corporate objectives are categorized into goal themes: commercial, research & product development, operations and people. The commercial objectives included internal sales revenue targets, the research and product development objectives included new product launch and new product development activities, the operational and financial objectives included internal earnings, expense and margin goals and the people objective was related to retention of key employees. Commercial objectives were weighted at 20%, research and product development objectives at 30%, operational and financial objectives at 40% and people objectives at 10%. The weights are intended to reflect the relative priority, importance and impact of each objective on the Company’s successes. Objectives are set with targets that represent significant “stretch” goals for the organization. Each objective is also assigned a minimum achievement target and a maximum achievement target.

After the year-end results are compiled, performance relative to the corporate objectives is measured to determine a “corporate performance result.” If an objective is achieved on target, the performance result is 100% and the annual bonus pool is funded at 100% for that objective. If the minimum achievement target is not met for an objective, the annual bonus pool will not be funded for that objective. If the minimum achievement target is met, the annual bonus pool will be funded at 50% of the target bonus pool for that objective. If the maximum achievement level is met, the annual bonus pool will be funded up to 150% of the target bonus pool for that objective. The Board of Directors gives consideration to how challenging each goal was and considers other business, commercial and organizational factors that may have impacted achievement of the goals in arriving at its final assessment of the corporate performance result.

The formula for determining the amount each NEO received under the annual bonus program is as follows:

Base Salary x Bonus Target % x Individual Performance Result x Corporate Performance Result

The individual performance result is based on each NEO’s achievement of his functional and individual goals (set at the beginning of each year) and demonstrated leadership competencies as assessed by the Chief Executive Officer and Committee. The CEO’s individual goals are generally the same as the corporate objectives. The other NEOs functional and individual goals contain a spectrum of commercial, financial, technical, scientific and special project goals specific to the NEO’s area of responsibility. The Committee and CEO do not use quantitative targets and formulas to assess individual executive performance. The Committee determines the individual performance result of the Chief Executive Officer and approves the recommendations made by the Chief Executive Officer for the individual performance result of the other NEOs.

For 2009, the themes’ objectives and relative achievements of those objectives were:

Area	Goal	Weight	Target	Result
Commercial	Product Revenue (excluding royalty revenue)	20%	$225mm	0%

Research & Product Dev.	Commercial launch of new product(s) Advance pipeline device and drug device products and technologies	30%	Internal milestones	15%

Operations	Achieve key operational and financial metrics	40%	Internal metrics	32%

People	Implement initiatives and programs to retain key employees and improve engagement	10%	Fully implemented	13%

The 2009 corporate performance result was determined by the Committee. In determining the corporate performance result for 2009, the Committee reviewed results for each 2009 objective. Results related to the commercial objective which consisted of internal sales goals did not meet the minimum achievement threshold. Results for the research and product development objective were mixed. While the Company made progress on targeted research and product development projects and successfully launched several new products and line extensions, it did not meet all internally targeted timelines. Results related to the operational and financial objective were also mixed. The minimum threshold for the internal earnings goal was achieved, the internal expense target was over-achieved and the minimum threshold for the internal margin target was not achieved. The people goal related to implementation of various human resource programs to improve engagement and ensure retention of key employees was over-achieved. The Committee gave consideration to three achievements made during the year that were not articulated or contemplated in the 2009 Corporate Objectives: securing a revolving loan from Wells Fargo Foothill, LLC, monetizing royalty income from Baxter International, Inc. and successful commercial launch of the Option IVC filter. These three achievements were significant, particularly in the 2009 economic climate. Ultimately, the Committee determined that a 70% score reflected the Company’s corporate performance result against its targeted achievement level.

For 2009, the Committee awarded an individual performance result of 100% of target to Dr. Hunter, Mr. Bailey and Dr. Gross which was then multiplied by the corporate performance result of 70% to award a bonus at 70% of their respective annual bonus targets. The Committee awarded an individual performance result of 115% of target to Mr. McMasters and Dr. Avelar which was then multiplied by the corporate performance result of 70% to award a bonus at 80.5% of their respective annual bonus target. Mr. Bailey, Dr. Gross, Mr. McMasters and Dr. Avelar received their bonus in cash at the end of March. The Committee determined that Dr. Hunter would receive half of his bonus in cash payable at the same time as other NEOs and half in fully vested Restricted Share Units, subject to shareholder approval of the proposed 2010 Stock Incentive Plan, following approval of said Plan. Should the proposed 2010 Stock Incentive Plan (to be submitted for shareholder approval at the 2010 annual general meeting of shareholders) not be implemented for any reason by August 1, 2010 then Dr. Hunter will receive the second half of his 2009 annual bonus in cash. Information about the dollar value of bonus awards granted for 2009 is set forth below in the Summary Compensation Table.

Long-Term Incentive Program

The purpose of the Company’s long-term incentive awards is to promote the long-term success of the Company by aligning the interests of the Company’s employees with the interests of its shareholders. The awards provide employees and executive officers an equity-based interest in the Company and thereby encourage those people to perform their duties to the best of their abilities, and to devote their time and effort to further the long-term growth and development of the Company. The awards are also intended to assist the Company in attracting and retaining individuals with superior experience and ability and providing competitive levels of compensation to such individuals. Subject to the approval of the Board of Directors, the plan allows for grants of options and tandem SARs. 2009 awards for NEOs were granted at the same level as in 2008. As in 2008, awards vary among participants based on their position, performance and relative contribution. Information about the awards granted in 2009 is set forth below in the Grant of Plan-Based Awards table.

Options/tandem SARs are awarded at the TSX (for Canadian executives) or NASDAQ (for U.S. executives) closing price of the Company’s common stock on the business day immediately preceding the date of grant. Typically, options/tandem SARs vest 1/48th per month over the first four years of the five-year option term. Vesting and exercise rights cease immediately upon termination of employment for cause. In the case of termination without cause and voluntary termination, vesting rights cease upon termination of employment and exercise of previously vested options/tandem SARs cease after 30 days or expiration of the option, whichever is earlier. In the event of death, disability or retirement, vesting rights cease upon death, disability or retirement and exercise of previously vested cease after 365 days or the expiration of the option, whichever is earlier.

Long-term equity incentive awards are typically granted early spring following the Company’s release of year-end financial results.

Evaluation of Risk in Compensation Plans

The Board of Directors reviews the Company’s compensation plans as they relate to risk management practices and risk-taking incentives. In the judgment of the Board of Directors, the compensation plans currently in place are not likely to create risks that are reasonably likely to create a material adverse effect to the Company.

Angiotech Stock Option Plans

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) which superseded the Company’s previous stock option plans. The 2006 Stock Incentive Plan incorporated all of the options granted under the previous stock option plans and, in total, provides for the issuance of non-transferable stock options and stock-based awards (as defined below) to purchase up to 13,937,756 common shares to employees, officers, directors of the Company, and persons providing ongoing management or consulting services to the Company. The 2006 Stock Incentive Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. A stock option with a tandem stock appreciation right is referred to as an award. When the tandem stock appreciation right portion of an award is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise price of the options and awards is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Stock Incentive Plan and the Company’s 2004 Stock Option Plan, the term may not exceed five years. For options grandfathered from the stock option plans prior to the 2004 Stock Option Plan, the term did not exceed 10 years. Options and awards granted are also subject to certain vesting provisions. Options and awards generally vest monthly after being granted over varying terms from two to four years.

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

A summary of U.S.$ award activity is as follows:

	No. of Stock Options and Awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2007	1,051,218	$9.39	3.73	$—

Granted	1,160,500	0.21
Forfeited	(420,750)	10.42

Outstanding at December 31, 2008	1,790,968	3.19	4.19	64

Granted	1,386,000	0.40
Exercised	(6,970)	0.26
Forfeited	(125,250)	2.33
Cancelled	(60,000)	18.00

Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278

Exercisable at December 31, 2009	921,891	$3.38	3.21	$518

Exercisable and expected to vest at December 31, 2009	2,592,426	$2.26	3.55	$1,932

These awards expire at various dates from November 30, 2011 to December 9, 2014.

American Medical Instruments Stock Option Plan

On March 23, 2006, the Company acquired all of the issued and outstanding share capital of American Medical Instruments Holdings, Inc. (“AMI”). On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which is exercisable for approximately 3,852 common shares of the Company upon exercise. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares of the Company can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of the Company’s common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

The AMI options included in the above are all non-transferable and were granted to employees, officers and directors of AMI and persons providing ongoing management and consulting services to AMI. The options are subject to graded vesting over a four-year period after the second anniversary date of the grant date. Each option will expire on the earlier of (i) ten years from the date it is granted; (ii) 12 months after the participant dies; (iii) six months after the participant is disabled; (iv) 90 days after the participant retires or the participant’s employment is terminated, other than for cause; and (v) immediately upon the participant being terminated for cause. AMI options to purchase 300,480 of the Company’s common shares were outstanding as of December 31, 2009.

Retirement Savings Plans

NEOs participate in the retirement plans made available for all employees. In Canada, NEOs receive a Company contribution to an individual Group Registered Retirement Savings Plan (the “RRSP”) (a Canadian tax-qualified plan) in an amount equal to 5% of their base salary, up to the maximums allowable by Canada Revenue Agency. NEOs Dr. Hunter, Dr. Avelar, and Dr. Gross received Company contributions of CDN$19,750, CDN$18,837 and $nil, respectively, to their RRSP. In the United States, NEOs receive a Company match of 100% on their contributions up to the first 3% and a 50% match on their contributions up to the next 2% for a total potential Company match of 4% to the Company’s 401(k) plan (a U.S. tax-qualified plan). During 2009, Mr. Bailey and Mr. McMasters did not participate in the U.S. employee 401(k) plan. All contributions to the retirement savings plans are fully vested.

The Company does not have a defined benefit pension plan for any of its employees, including executive officers.

Benefits Programs

The Company provides benefits to all employees including the NEOs. Benefits provided at the Company’s expense include:

•	Medical and extended health care insurance;

•	Dental insurance;

•	Vision care insurance;

•	Employee and dependent life insurance;

•	AD&D insurance; and

•	Short- and long-term disability insurance.

NEOs are also eligible to participate in an executive perquisite program. The program allows NEOs to be reimbursed up to a maximum of $15,000 per year for expenses associated with a car lease, financial planning, tax advice and preparation, and health-related services.

Employment Agreements

The Company maintains employment agreements with each of the NEOs. The employment agreements are generally effective until terminated by the Company or the executive and provide for minimum base salary and participation by each of the NEOs in the Company’s annual bonus program, the Company’s benefit plans and the applicable retirement plans maintained by the Company. The terms of the executive employment agreements that are applicable upon termination of an NEO’s employment with the Company are summarized below in the section of this Item 11 entitled “— Potential Payments Upon Termination or Change of Control”.

Summary Compensation Table for the Fiscal Year Ended December 31, 2009

The following tables contain certain information about the compensation and benefits paid or provided to each of the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of the Company (determined based on total compensation) as at December 31, 2008 (collectively the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(10)	Stock Awards ($)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)(1)(3)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)(4)(5)(6)(7)(8)	Total ($)
William L. Hunter,	2009	$691,769	Nil	Nil	$102,843	$363,200	Nil	$100,954	$1,258,766
MD, MSc President, Chief Executive Officer and Director	2008	$741,088	Nil	Nil	$60,970	Nil	Nil	$87,769	$889,827
	2007	$735,020	Nil	Nil	$999,285	Nil	Nil	$88,376	$1,822,681

K. Thomas Bailey	2009	$364,000	Nil	Nil	$45,000	$127,400	Nil	$194,866	$731,266
Chief Financial Officer	2008	$350,000	Nil	Nil	$22,500	Nil	Nil	$218,087	$590,587
	2007	$350,000	$50,000	Nil	$474,000	Nil	Nil	$88,663	$962,663

Rui Avelar,	2009	$329,895	Nil	Nil	$41,137	$106,226	Nil	$28,711	$505,969
MD Chief Medical Officer	2008	$350,016	Nil	Nil	$24,388	$142,780	Nil	$38,276	$555,460
	2007	$337,039	Nil	Nil	$528,194	Nil	Nil	$29,221	$894,454

David McMasters,	2009	$487,190	Nil	Nil	$36,000	$156,875	Nil	$35,535	$715,600
Esq., Senior Vice President, Legal & General Counsel	2008	$483,643	Nil	Nil	$18,000	$196,825	Nil	$44,915	$743,383
	2007	$473,000	Nil	Nil	$414,750	Nil	Nil	$63,222	$950,972

Jeffrey Gross,	2009	$257,645	Nil	Nil	$30,853	$73,555	Nil	$57,164	$419,217
Senior Vice President, Research & Development(9)	2008	$256,959	Nil	Nil	$12,194	$75,558	Nil	$118,832	$463,543
	2007	$121,171	Nil	Nil	$61,380	$43,129	Nil	$46,500	$272,180

Notes:

(1)

Amounts paid to Dr. Hunter, Dr. Avelar and Dr. Gross were paid in Canadian dollars and, for the purposes of this table, converted to U.S. dollars using the average exchange rate of 0.876, 0.938 and 0.930 for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

(2)	Represents the fair value of option awards granted during the respective year calculated using the Black-Scholes option pricing model.

(3)

Non-equity incentive plan compensation for the NEOs includes annual bonus accrued at December 31 but paid subsequent to December 31. One half of the non-equity incentive plan compensation for Mr. Hunter for the year ended December 31, 2009 is to be paid in Restricted Share Units (“RSUs”) upon approval of the RSU Plan at the Meeting.

(4)

Amounts included in all other compensation for 2009 for Dr. Hunter include: $52,488 of costs related to reimbursement of family travel costs (2008 — $41,204; 2007 — $45,534); $20,665 in auto lease payments paid by the Company on behalf of the NEO (2008 — $21,695; 2007 — $18,069); $17,294 of RRSP contributions made by the Company on behalf of the NEO (2008 — $18,527; 2007 — $18,783); and $10,507 of other miscellaneous perquisites (2008 — $6,343; 2007 — $5,991).

(5)

Amounts included in all other compensation for 2009 for Mr. Bailey include: $118,508 of relocation allowance (2008 — $182,875; 2007 — $44,344); $25,597 of rent paid by the Company on behalf of the NEO (2008 – $26,615; 2007 — $21,632); $38,819 in personal tax make-whole payments (2008 — $nil; 2007 — $nil); $11,942 in auto lease payments paid by the Company on behalf of the NEO (2008 — $nil; 2007 — $nil); $nil of 401(k) contributions made by the Company on behalf of the NEO (2008 — $nil; 2007 — $17,500); and $nil of other miscellaneous perquisites (2008 — $8,593; 2007 — $5,187).

(6)

Amounts included in all other compensation for 2009 for Mr. McMasters include: $33,625 of rent paid by the Company on behalf of the NEO (2008 — $36,023; 2007 — $34,797); $nil of 401(k) contributions made by the Company on behalf of the NEO (2008 — $ nil; 2007 — $23,650); and $1,910 of other miscellaneous perquisites (2008 — $8,893; 2007 — $4,775).

(7)

Amounts included in all other compensation for 2009 for Dr. Avelar include: $12,216 in auto lease payments paid by the Company on behalf of the NEO (2008 — $13,087; 2007 — $12,369); $16,495 of RRSP contributions made by the Company on behalf of the NEO (2008 — $17,501; 2007 — $16,852); and $nil of other miscellaneous perquisites (2008 — $7,688; 2007 — $ nil).

(8)

Amounts included in all other compensation for 2009 for Dr. Gross include: $43,783 of relocation allowance (2008 — $117,789; 2007 — $46,500) and $13,381 of other miscellaneous perquisites (2008 — $1,043; 2007 — $nil).

(9)	Dr. Gross commenced employment with the Company on July 4, 2007.

(10)	The amount paid to Mr. Bailey in 2007 under “Bonus” relates to a signing bonus Mr. Bailey was entitled to under his employment agreement.

Grant of Plan-Based Awards

All amounts are expressed in U.S. Dollars unless otherwise noted.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans			All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards(1)
		Threshold ($)	Target ($)	Maximum ($)
William L. Hunter	Mar 10, 2009	Nil	Nil	Nil	500,000	CDN$	0.38	CDN$	0.26
K. Thomas Bailey	Mar 10, 2009	Nil	Nil	Nil	250,000		$0.27		$0.18
Rui Avelar	Mar 10, 2009	Nil	Nil	Nil	200,000	CDN$	0.38	CDN$	0.26
David McMasters	Mar 10, 2009	Nil	Nil	Nil	200,000		$0.27		$0.18
Jeffrey Gross	Mar 10, 2009	Nil	Nil	Nil	150,000	CDN$	0.38	CDN$	0.26

Note:

(1)	Represents the fair value of option awards granted during the respective year calculated using the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year-End

The table below shows option awards to NEOs outstanding as of December 31, 2009. All exercise prices are denoted in Canadian dollars unless otherwise specified.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option Expiration date
William L. Hunter	400,000	—		—		$13.468	12/17/2012
	247,916	102,084	(2)	—		$8.900	2/4/2012
	125,000	375,000	(1)	—		$0.210	12/7/2013
	93,749	406,251	(3)	—		$0.380	9/03/2014

K. Thomas Bailey	141,666	58,334	(2)	—	U.S.$	7.650	2/4/2012
	62,500	187,500	(1)	—	U.S.$	0.160	12/7/2013
	46,874	203,126	(3)	—	U.S.$	0.270	9/03/2014

Rui Avelar	70,000	—		—		$13.468	12/17/2012
	131,041	53,959	(2)	—		$8.900	2/4/2012
	50,000	150,000	(1)	—		$0.210	12/7/2013
	37,499	162,501	(3)	—		$0.380	9/03/2014

David McMasters	50,000	—		—		$13.468	12/17/2012
	123,957	51,043	(2)	—	U.S.$	7.650	2/4/2012
	50,000	150,000	(1)	—	U.S.$	0.160	12/7/2013
	37,499	162,501	(3)	—	U.S.$	0.270	9/3/2014

Jeffrey Gross	15,102	9,898	(4)	—		$7.61	2/7/2012
	25,000	75,000	(1)	—	U.S.$	0.210	7/12/2013
	28,125	121,875	(3)	—	U.S.$	0.380	9/3/2014

Notes:

(1)	Vests monthly over 48 months to December 2012.

(2)	Vests monthly over 48 months to February 2011.

(3)	Vests monthly over 48 months to March 2013.

(4)	Vests monthly over 48 months to July 2011.

Option Exercises and Stock Vested in 2009

There were no options exercised by NEOs during the last completed fiscal year.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the NEOs in the event of termination of such executive’s employment. The amount of compensation payable to each NEO upon voluntary termination, involuntary without-cause termination, termination by executive for good reason, termination following change of control and in the event of death of the executive is also shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The amounts shown below assume a share price of $1.24 based on the December 31, 2009 closing price of the common shares on the NASDAQ. The actual amounts to be paid out can only be determined at the time of the executive’s separation from the Company.

Dr. Hunter

Termination Without Cause or Termination by Dr. Hunter for Good Reason:

•

Under the terms of his employment agreement, if Dr. Hunter’s employment is terminated without cause or Dr. Hunter terminates his employment for good reason, and Dr. Hunter does not enter into a Consulting Agreement (described below), Dr. Hunter will receive a lump sum severance payment equivalent to 12 months’ salary, plus an amount equal to the average annual bonus payments received in the previous three years; and monthly payments equivalent to one-half of monthly salary for 24 months, plus an additional amount equivalent to the average annual bonus payments received in the previous three years paid in 24 equal monthly installments. Health and certain other benefits will also be continued for 24 months, or Dr. Hunter will receive an amount equal to the cost to the Company of providing those benefits. The estimated total of the foregoing payments is approximately $2.2 million. The Company’s obligation to provide the foregoing payments and benefits is conditional on Dr. Hunter’s compliance with a Confidentiality, Inventions and Non Competition Agreement, which, among other things, restricts competitive activity for one year following the termination date.

•

Under the employment agreement, “cause” shall consist of (a) any act or acts which at common law in the Province of British Columbia are just cause for dismissal; or (b) a material breach of the Code of Ethics adopted by the Board of Directors and agreed to by Dr. Hunter, as amended from time to time.

•

Under the employment agreement, “good reason” means (a) a change in title, (b) a material reduction in authority or responsibility, (c) one or more reductions, in the cumulative amount of 5% or more, in base salary, (d) notice that Dr. Hunter’s principal place of work will be relocated by a distance of 80 kilometers or more, or (e) removal of Dr. Hunter from the Board of Directors of the Company for any reason other than termination of his employment agreement.

•

Under the terms of his employment agreement, outstanding vested stock options as of the termination date may be exercised within 30 days of the termination date, and, if not exercised, will be cancelled.

Termination after Change of Control:

•

Under the terms of his change of control agreement, if Dr. Hunter is terminated for any reason or resigns for good reason within 12 months after a change of control, Dr. Hunter will receive a lump sum payment equivalent to three years’ salary, plus an amount equal to three times the average annual bonus payments received in the previous three years. Health and certain other benefits will also be continued for 36 months. The estimated total of the foregoing payments is approximately $3.5 million.

•

Under the terms of his change of control agreement, “good reason” means a material reduction in the authority or responsibility of Dr. Hunter, one or more reductions, in the cumulative amount of 5% or more, in base compensation or any notification to that Dr. Hunter’s principal place of work will be relocated by a distance of 80 kilometers or more.

•	Under the terms of Dr. Hunter’s change of control agreement, “Change of Control” means:

i.

a change in the composition of the Board of Directors of the Company, as a result of which fewer than one-half of the incumbent directors are directors who had been directors of the Company 12 months prior to such change, with the exception of any such change in the composition of the Board of Directors made with the approval of the Board of Directors as it was constituted immediately prior to such change; or

ii.

the acquisition or aggregation of securities by any person pursuant to which such person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding base capital stock (meaning the securities of the Company ordinarily, and apart from rights accruing under special circumstances, having the right to vote at elections of directors of the Company), except that any change in the relative beneficial ownership of the Company’s securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of base capital stock, and any decrease thereafter in such person’s ownership of securities shall be disregarded until such person increases in any manner, directly or indirectly, his, her or its beneficial ownership of any securities of the Company. Upon a change of control, any options or rights that Dr. Hunter holds under any employee option plans and executive compensation programs will become fully vested.

Consulting Agreement:

•

If Dr. Hunter retires or resigns from his position as President and Chief Executive Officer, resigns for good reason, or is terminated without cause, the Company will offer Dr. Hunter a Consulting Agreement to provide services to the Company as a management consultant on a part-time basis for 24 months.

•

If Dr. Hunter enters into a Consulting Agreement, he will receive a lump sum payment equivalent to 12 months’ salary, plus an amount equal to the average annual bonus payments received in the previous three years; and monthly payments equivalent to one-half of monthly salary for 24 months, plus an additional amount equivalent to the average annual bonus payments received in the previous three years paid in 24 equal monthly installments. Health and certain other benefits will also be continued for 24 months, unless ongoing coverage is not permitted under any applicable group insurance plan, in which case the Company will provide, or reimburse Dr. Hunter for the cost of maintaining, comparable individual coverage. Outstanding but unvested stock options will also be deemed to be vested immediately to the extent those options would have vested within 24 months if Dr. Hunter had continued to be employed by the Company.

•

The Company’s obligations under the Consulting Agreement are conditional on Dr. Hunter’s compliance with a Confidentiality, Inventions and Non Competition Agreement, which, among other things, restricts his competitive activity with the Company for one year following termination of employment.

•

If Dr. Hunter enters into a Consulting Agreement following his retirement or resignation, except resignation for good reason, Dr. Hunter is also restricted from entering into other gainful employment for two years.

Executive Payments Upon Termination (in U.S. Dollars)	Voluntary Termination by Executive Without Good Reason or For Cause Termination	Without Cause Termination or Termination by Executive With Good Reason	Without Cause Termination or Termination by Executive With Good Reason Within 12 Months After a Change of Control
Lump sum severance	—	1,773,839	2,264,475
Bonus	—	132,094	396,283
Lump sum compensation for loss of benefits	—	263,646	56,207
Exercise of options(1)	—	—	755,124

TOTAL	—	2,169,579	3,472,090

(1)	Represents the intrinsic value of unvested options held as of December 31, 2009 as a result of the accelerated vesting provision in a change of control situation.

Mr. Bailey, Mr. McMasters, Dr. Avelar, and Dr. Gross

Under the terms of the executive employment agreements of Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross, if the executive is terminated without cause or resigns for good reason he will receive:

•	12 months of base salary plus an additional two months of base salary for each full year of employment completed up to a combined maximum of 24 months of base salary;

•

Lump sum amount as compensation for loss of any benefits made available during employment in the amount of $24,000 plus an additional $2,000 for each full year of employment completed up to a combined maximum of $48,000;

•	The balance of any payment due under the bonus plan, including, if applicable, a prorated payment under the bonus plan earned in respect of the fiscal year of termination;

•	Outstanding vested stock options as of the termination date may be exercised within 30 days of the termination date, and, if not, will be cancelled; and

•

The Company’s obligation to provide the foregoing payments and benefits is conditional on the executive’s ongoing compliance with all applicable post-employment obligations which, among other things, restricts competitive activity for one year following termination date.

Under the terms of the executive employment agreement of Mr. McMasters, “cause” means the occurrence of any one or more of the following:

•

failure by the executive to substantially perform the executive’s duties or responsibilities under his employment agreement, after the Company has given a demand to the executive identifying how the executive has failed to perform such duties or responsibilities;

•	misconduct or illegal conduct by the executive causing or likely to cause financial, reputational, or other harm to the Company;

•	the conviction of the executive for, or a plea by the executive of guilty or no contest to, any felony; or

•	a material breach by the executive of his employment agreement, or of any of the Company’s written policies or procedures.

Under the terms of the executive employment agreement of Dr. Avelar and Dr. Gross, “cause” is not defined.

Under the terms of the executive employment agreement of Mr. Bailey, “cause” means the occurrence of any one or more of the following:

•

willful and material failure by Mr. Bailey to substantially perform his duties or responsibilities under his employment agreement, after the Company has given a demand to Mr. Bailey identifying how he has failed to perform such duties or responsibilities;

•	willful misconduct by Mr. Bailey causing material financial, reputational, or other harm to the Company;

•	the conviction of Mr. Bailey for, or a plea by Mr. Bailey of guilty or no contest to, any felony; or

•

a willful and material breach by Mr. Bailey of his employment agreement, the Company’s Code of Ethics for its Chief Financial Officer, or any of the Company’s other material written policies or procedures.

Under the terms of the executive employment agreement of Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross “good reason” means the occurrence of any one or more of the following without the executive’s written consent:

•	a material reduction in the executive’s title, office, authority, or duties or responsibilities of employment;

•

one or more reductions in the executive’s base salary, or in the executive’s target bonus opportunity under the bonus plan, in the cumulative amount of 5% or more within a 12-month period, or a material reduction in the executive’s benefits or perquisites, if such reductions:

•	are not made in conjunction with similar reductions for comparably situated executive employees of the Company; or

•	are made in conjunction with similar reductions for comparably situated executive employees of the Company at the time of, or within 24 months after, a Change of Control;

•	a change in the executive’s principal place of employment by a distance of 50 miles or more, unless the new principal place of employment is within 50 miles of the executive’s then-current residence;

•	a material breach by the Company of a fundamental term of the executive’s employment agreement; or

•	an unapproved Change of Control.

Under the terms of the executive employment agreements of Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross, “Change of Control” means the occurrence of any one or more of the following:

•

a change in the composition of the Board of Directors as a result of which fewer than one-half of the incumbent directors are individuals who were directors 12 months before the change; but excluding any such change in the composition of the Board of Directors made with the approval of the Board of Directors as it was constituted immediately before the change;

•

the acquisition or aggregation by any person, entity, or group of persons or entities acting jointly or in concert (“Acquiror”) of beneficial ownership or control of voting securities of the Company (including, without limitation, the power to vote or direct the voting thereof), as a result of which the Acquiror and/or associates and/or affiliates of the Acquiror become entitled to cast or direct the casting of 50% or more of the votes attached to all of the outstanding voting securities of the Company which may be cast to elect directors (regardless of whether a meeting has been called to elect directors); but excluding a change in the relative beneficial ownership of the Acquiror in voting securities of the Company resulting solely from a reduction in the aggregate number of the outstanding voting securities of the Company, unless and until the Acquiror increases, in any manner, directly or indirectly, the Acquiror’s beneficial ownership or control of Voting Securities (after which the Acquiror and/or associates and/or affiliates of the Acquiror are entitled to cast or direct the casting of 50% or more of the votes attached to all of the outstanding voting securities of the Company which may be cast to elect directors);

•

the disposition of all or substantially all of the assets or business of Angiotech Pharmaceuticals (US), Inc. (“Angiotech (US)”) or the Company pursuant to a merger, consolidation, or other transaction, unless the common shares of the entity or entities that succeed to the business of the Company, and any other shares entitled to vote for the election of directors of such entity or entities, are beneficially owned or controlled by persons, entities, or groups of persons or entities acting jointly or in concert who held beneficial ownership or control of voting securities of the Company immediately before such merger, consolidation, or other transaction, in substantially the same proportion as they owned such voting securities;

•	the adoption of a resolution to wind-up, dissolve, or liquidate Angiotech (US) or the Company; or

•

a consolidation, merger, amalgamation, arrangement, or other reorganization or acquisition of Angiotech (US) or the Company, as a result of which the holders of voting securities of the Company immediately before the completion of such transaction hold less than 50% of the outstanding common shares and other shares entitled to vote for the election of directors of the successor corporation after completion of the transaction.

Under the terms of the executive employment agreements, if Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross are Terminated Without Cause or Resign for Good Reason following a Change of Control they will receive:

•	24 months of base salary plus an additional two months of base salary for each full year of employment completed up to a combined maximum of 36 months of base salary;

•

a lump sum amount as compensation for loss of benefits made available during employment in the amount of $48,000 plus an additional $2,000 for each full year of employment completed up to a combined maximum of $72,000;

•	the balance of any payment due under the bonus plan, including, if applicable, a prorated payment under the bonus plan earned in respect of the fiscal year of termination;

•

a lump sum amount equal to two times the greater of the average of the payments made to the executive under the bonus plan in each of the two preceding fiscal years and the amount of executive’s target bonus opportunity;

•

a lump sum amount equivalent to the amount the executive would have received if he had been able to exercise equity-based incentives in the event that the vesting of such incentives does not accelerate under the provisions of such plans;

•

in the event that any payment made by the Company to executive is subject to excise tax under Section 4999 of the Code and the reduction of the amounts payable to the maximum amount that could be paid by the Company without triggering the excise tax would provide executive with a greater after-tax amount than if such amounts were not reduced, then the amounts payable to executive will be reduced to the safe harbor cap; and

•

in the event that the Change of Control is an unapproved Change of Control, payment subject to excise tax under Section 4999 of the Code will be grossed up by the sum of the excise tax and the product of any deductions disallowed because of the inclusion of the gross-up payment in executive’s adjusted gross income and the highest applicable marginal rate of federal income tax for the calendar year in which the gross-up payment is made.

The Company’s obligation to provide the foregoing payments and benefits is conditional on the executive’s ongoing compliance with all applicable post-employment obligations which, among other things, restricts competitive activity for one year following termination date.

The following table shows the potential payments upon termination for Mr. Bailey, Mr. McMasters, Dr. Avelar and Dr. Gross. Payments upon termination will be calculated in accordance with each executive’s employment agreement.

Name	Voluntary Termination by Executive Without Good Reason or For Cause Termination	Without Cause Termination or Termination by Executive With Good Reason	Without Cause Termination or Termination by Executive With Good Reason Within 24 Months After a Change of Control	Without Cause Termination or Termination by Executive With Good Reason Within 24 Months After an Unapproved Change of Control	Death	Termination Resulting from Loss of Eligibility to Work in Canada/U.S.
K. Thomas Bailey:
Lump sum severance	—	667,333	1,031,333	1,031,333	—	667,333
Bonus for fiscal year of termination (2009)	—	127,400	127,400	127,400	127,400	127,400
Lump sum compensation for loss of benefits	—	34,000	58,000	58,000	—	34,000
Further lump sum	—	—	364,000	364,000	—	—
Exercise of options	—	—	399,532	399,532	—	—
Safe harbor cap adjustment	—	—	(244,213)	—	—	—
Gross up payment	—	—	—	516,844	—	—
Total	—	828,733	1,736,052	2,497,109	127,400	828,733
Rui Avelar:
Lump sum severance	—	719,931	1,079,897	1,079,897	—	719,931
Bonus for fiscal year of termination (2009)	—	106,226	106,226	106,226	106,226	106,226
Lump sum compensation for loss of benefits	—	38,219	61,150	61,150	—	38,219
Further lump sum	—	—	287,972	287,972	—	—
Exercise of options	—	—	302,050	302,050	—	—
Total	—	864,376	1,837,296	1,837,296	106,226	864,376
Jeffrey Gross:
Lump sum severance	—	562,261	843,391	843,391	106,226	562,261
Bonus for fiscal year of termination (2009)	—	73,555	73,555	73,555	73,555	73,555
Lump sum compensation for loss of benefits	—	38,219	61,150	61,150	—	38,219
Further lump sum	—	—	224,904	224,904	—	—
Exercise of options	—	—	182,063	182,063	—	—
Safe harbor cap adjustment	—	—	(37,469)	—	—	—
Gross up payment	—	—	—	390,620	—	—
Total	—	674,035	1,347,595	1,775,684	73,555	674,035
David McMasters:
Lump sum severance	—	974,380	1,461,570	1,461,570	—	974,380
Bonus for fiscal year of termination (2009)	—	156,875	156,875	156,875	156,875	156,875
Lump sum compensation for loss of benefits	—	42,000	66,000	66,000	—	42,000
Further lump sum	—	—	389,752	389,752	—	—
Exercise of options	—	—	319,626	319,626	—	—
Safe harbor cap adjustment	—	—	(154,945)	—	—	—
Gross up payment	—	—	—	638,349	—	—
Total	—	1,173,255	2,238,878	3,032,172	156,875	1,173,255

Compensation of Directors

Amounts paid to non-executive directors during the year ended December 31, 2009 are presented in the table below.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)(2)	Non equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
David T. Howard	$99,092	—	$20,278	—	—	—	$119,370
Hartley T. Richardson(3)	$18,264	—	$0	—	—	—	$18,264
Edward M. Brown	$67,200	—	$19,791	—	—	—	$86,991
Arthur H. Willms	$80,300	—	$20,278	—	—	—	$100,578
Laura Brege	$63,259	—	$19,791	—	—	—	$83,050
Henry McKinnell	$67,602	—	$19,791	—	—	—	$87,393

Notes:

(1)	Includes fees for Board of Directors and committee membership.

(2)

Represents the grant date fair value of option awards as per amounts recorded in the 2009 annual financial statements under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC 718”).

(3)	Mr. Richardson did not stand for reelection at the Company’s 2009 annual general meeting held on June 4, 2009.

For the 12-month period ended December 31, 2009, each director who was not an employee (“a non-employee director”) was paid in quarterly installments as follows:

Chair of the Board of Directors retainer	CDN$50,000 per annum
Board of Directors member retainer	CDN$30,000 per annum
Committee Chair retainer	CDN$ 5,000 per annum
Board of Directors and Committee attendance fee	CDN$ 2,000 per meeting

Historically, upon initially being elected or appointed to the Board of Directors, each independent director was typically granted an option to purchase 10,000 common shares of the Company. On a semi-annual basis thereafter, occurring at the time of the annual general meeting of the Company and December 1 of each year, if he or she continued to be an independent director of the Company, he or she was normally granted a further option to purchase 5,000 common shares. Options granted are typically exercisable for a period of five years from the grant date, are granted at market price and typically vest over a period of six or 12 months.

Going forward, upon initially being elected or appointed to the Board of Directors, each independent director will be granted an option to purchase 25,000 common shares of the Company. On an annual basis thereafter, occurring at the time of the annual general meeting of the Company and December 1 of each year, if he or she continues to be an independent director of the Company, he or she will be granted a further option to purchase 12,500 common shares. Options granted are typically exercisable for a period of five years from the grant date, are granted at market price and typically vest over a period of six or 12 months.

For year ended December 31, 2009, the independent directors of the Company were paid approximately $377,000 in aggregate for their service on the Board of Directors. Independent directors of the Company were issued 87,500 stock options in aggregate during the year ended December 31, 2009.

The compensation of independent directors is reviewed annually. The Governance, Nominating and Compensation Committee reviewed data on the amount of directors’ compensation and the market rates for comparable companies with a similar size capitalization and complexity in the U.S. and Canadian medical device and specialty pharmaceutical industry. Based on this information, the Governance, Nominating and Compensation Committee provides a report to the Board of Directors recommending any changes to compensation.

Compensation Committee Interlocks And Insider Participation

No member of the Compensation Committee is or has been a former or current executive officer or employee of the Company. None of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2009.

Report of the Governance, Nominating and Compensation Committee

The Company’s Compensation Discussion and Analysis is included in this Form 10-K/A. The Company has the primary responsibility for the Compensation Discussion and Analysis.

On behalf of the Board of Directors, the Governance, Nominating and Compensation Committee oversees the development, review and approval of the Company’s compensation program for executive officers. As part of this responsibility, the Governance, Nominating and Compensation Committee has reviewed and discussed with the Company’s management the contents of the Compensation Discussion and Analysis. Based on its review and discussion, and subject to the limitations on the role and responsibility of the Governance, Nominating and Compensation Committee, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated into the Company’s Proxy Statement for the year ended December 31, 2009.

THE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE

Henry McKinnell (Chair)

David Howard

Arthur Willms

Edward Brown

Laura Brege

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets out information relating to the Company’s equity compensation plans in place at December 31, 2009. The only equity compensation plans the Company has are the 2006 Stock Incentive Plan, pursuant to which the Company grants options in Canadian or U.S. dollars and the AMI Stock Option Plan. The 2006 Stock Incentive Plan and the AMI Stock Option Plan are described above under “Executive Compensation — Angiotech Stock Option Plans.”

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders:
2006 Stock Incentive Plan — CDN$ grants	5,171,709		CDN$	5.99	5,294,888	(1)
2006 Stock Incentive Plan — U.S.$ grants	2,984,748		U.S.$	1.64
Equity compensation plans not approved by securityholders:
AMI Stock Option Plan	300,480	(2)	U.S.$	15.44	Nil
Total	8,456,937				300,480

Notes:

(1)	Available for future issuance under the 2006 Stock Incentive Plan in either Canadian or U.S. dollars.

(2)	Represents the number of Angiotech common shares issuable upon the exercise of AMI options.

Security Ownership of Certain Beneficial Owners and Management

The authorized capital of the Company consists of 250,000,000 shares without par value divided into 200,000,000 common shares and 50,000,000 Class I Preference shares.

As of April 28, 2010, there were 85,157,159 common shares and no Class I Preference shares issued and outstanding.

Beneficial Owners of More than Five Percent

As of April 28, 2010, to the knowledge of the directors and executive officers of the Company, no person or group beneficially owns, directly or indirectly, or exercises control or direction over, greater than 5% of any class of voting securities of the Company other than the following:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (owned or controlled or directed, directly or indirectly)	% of Class(1)
Common	Highland Capital Management, L.P(2)	6,354,559	7.5%
Common	William L. Hunter, MD, MSc.(3)	6,933,479	7.8%
Common	Interinvest Corporation Inc.(4)	5,295,850	6.2%

Notes:

(1)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 85,157,159 common shares outstanding as of April 28, 2010, plus any securities held by such person exercisable for or convertible into common shares within 60 days after the date of this Form 10-K/A.

(2)

Derived solely from a Schedule 13G filed with the SEC on February 16, 2010 by Highland Capital Management, L.P., or Highland, and certain affiliates. The address of Highland, Strand Advisors, Inc. and James D. Dondero is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240. In the Highland 13G, each of the reporting persons reported shared voting power and shared dispositive power over 6,354,559 shares.

(3)

(i) The address of William L. Hunter and Cathryn Hunter is 1618 Station Street, Vancouver, BC V6A 1B6, Canada and (ii) the address of Hunter Limited Partnership and K-Bunny Ventures, LTD. is c/o Lawson Lundell LLP, 1600 — 925 Georgia St. W., Vancouver, BC V6C 3L2, Canada. As of April 28, 2010, (a) William L. Hunter has sole voting power and sole dispositive power over 80,396 shares and shared voting power and shared dispositive power over 6,853,083 shares, (b) Cathryn Hunter has shared voting power and shared dispositive power over 6,853,083 shares and (c) Hunter Limited Partnership and K-Bunny Ventures, LTD. have sole voting power and sole dispositive power over 80,396 shares.

(4)

Derived solely from a Schedule 13D/A filed with the SEC on January 30, 2009 by Interinvest Corporation Inc., or Interinvest, and certain affiliates, (i) the address of Interinvest is 192 South Street, Suite 350, Boston, MA 02111, (ii) the address of Interinvest Consulting Corporation of Canada Limited and Hans P. Black is 3655 rue Redpath, Montreal, QC H3G 2W8, Canada and (iii) the address of Interinvest (Bermuda) Ltd. is 77 Front Street, 3rd Floor, Hamilton HM 12. In the Interinvest 13D/A, (a) Interinvest reported shared voting power and shared dispositive power over 1,572,150 shares, (b) Interinvest Consulting Corporation of Canada Limited reported shared voting power and shared dispositive power over 2,582,700 shares, (c) Interinvest (Bermuda) Ltd. reported shared voting power and shared dispositive power over 1,061,000 shares and (d) Hans P. Black reported shared voting power and shared dispositive power over 5,295,850 shares.

Beneficial Ownership of Directors and Named Executive Officers

As at April 28, 2010, the number of common shares beneficially owned by each director and Named Executive Officer (defined below) of the Company, or over which each director and Named Executive Officer exercises control or direction, directly or indirectly, is set out in the following table:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (owned or controlled or directed, directly or indirectly)		% of Class(1)
Common	William L. Hunter, MD, MSc. British Columbia, Canada	6,933,479	(2)	7.8%
Common	David T. Howard British Columbia, Canada	293,953		0.3%
Common	Edward M. Brown California, U.S.A.	55,000		0.1%
Common	Arthur H. Willms British Columbia, Canada	135,760	(3)	0.2%
Common	Laura Brege California, U.S.A.	40,000		0.1%
Common	Henry A. McKinnell Jr. Wyoming, U.S.A.	85,000		0.1%
Common	K. Thomas Bailey Washington, U.S.A.	360,622		0.4%
Common	Rui Avelar, MD British Columbia, Canada	364,901	(4)	0.4%
Common	David D. McMasters, ESQ Washington, U.S.A.	329,775	(5)	0.4%
Common	Jeffrey M. Gross, MD British Columbia, Canada	151,412		0.2%

Notes:

(1)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 85,157,159 common shares outstanding as of April 28, 2010, plus any securities held by such person exercisable for or convertible into common shares within 60 days after the date of this Form 10-K/A.

(2)	Dr. Hunter’s holdings include 5,495,435 common shares held indirectly through his wife.

(3)	Mr. Willms’ holdings include 260 common shares held indirectly through his wife.

(4)	Dr. Avelar’s holdings include 3,684 common shares held indirectly through his wife.

(5)	Mr. McMasters’ holdings include 2,000 common shares held indirectly through his wife.

As of April 28, 2010, directors and executive officers of the Company beneficially owned or exercised control or direction over, directly or indirectly, 9,569,327 common shares representing approximately 10.8% of the outstanding common shares in the aggregate.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions Policy

Pursuant to our Audit Committee Charter, all transactions between us and any of our directors, executive officers or other related parties are subject to review by our audit committee. Our audit committee, in its sole discretion, is permitted to consider any factors it deems appropriate in approving any such related-party transactions.

Certain Relationships and Related Party Transactions

Since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

As of April 29, 2010 the Company is not aware of any proceeding or action involving a director, executive officer or nominee which would be adverse to the Company.

Director Independence

Our Board of Directors currently consists of five independent members and one executive member. The following sets out the identity of our independent and non-independent directors.

Name of Director	Independent/ Non-Independent
William L. Hunter	Non-Independent
David T. Howard (Chair)	Independent
Edward M. Brown	Independent
Laura Brege	Independent
Arthur H. Willms	Independent
Henry A. McKinnell Jr.	Independent

Under both SOX and the NASDAQ rules, the independence of a director is determined based upon certain criteria which evaluate whether the director has a relationship with the Company that would interfere with the exercise of the director’s independent business judgment. At present, five out of six of the Company’s directors would be considered independent under these rules.

The charters of both the Audit Committee and the Governance, Nominating, and Compensation Committee of the Board of Directors stipulate that each be comprised of at least three directors, each of whom is unrelated and independent. The Audit Committee is currently comprised of five members — Arthur Willms (Chair), David Howard, Edward Brown, Laura Brege and Henry McKinnell. All of the members of the Audit Committee are independent of management. The Governance, Nominating and Compensation Committee is currently comprised of five members — Henry McKinnell (Chair), Edward Brown, David Howard, Laura Brege, and Arthur Willms. Each of the members of the Governance, Nominating and Compensation Committee is independent of management.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of PricewaterhouseCoopers LLP, Chartered Accountants, of 250 Howe Street, British Columbia (“PWC”) served as independent auditors for the Company for the year ended December 31, 2009. PWC was first appointed as independent auditors of the Company on June 8, 2006. The Audit Committee pre-approves all services provided by PWC.

The aggregate fees for professional services rendered by the independent auditors, PWC, for the Company for the years ending December 31, 2009 and December 31, 2008 totaled $1,485,186 and $2,521,565, respectively, as detailed in the following table. All amounts are in U.S. dollars and have been converted from Canadian dollars using an average foreign exchange rate for the period indicated:

(in U.S. dollars)	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$1,377,038	$1,474,063
Audit-Related Fees	$—	$853,763
Tax Fees	$54,293	$193,738
All Other Fees	$53,855	$—

TOTAL	$1,485,186	$2,521,564

The nature of the services provided by PWC under each of the categories indicated in the foregoing table is described below.

Audit Fees

Audit fees were for professional services rendered for the audit of the Company’s annual financial statements (including internal control over financial reporting requirements under Section 404 of SOX), quarterly reviews of interim financial statements and services provided in connection with regulatory filings or engagements.

Audit-Related Fees

Audit-related fees were for assurance and related services reasonably related to the performance of the audit or review of the annual statements and are not reported under “Audit Fees” above. For 2008, these fees consisted of statutory audits of foreign subsidiaries and significant audit activities related to proposed financing transactions.

Tax Fees

Tax fees were for tax compliance, tax advice and tax planning professional services. These services consisted of tax compliance, including the review of tax returns and tax planning and advisory services relating to common forms of domestic and international taxation (i.e. income tax, capital tax, goods and services tax, value added tax and payroll tax).

All Other Fees

In 2009, “All Other Fees” related primarily to services in regards to auditor consents required for the Company’s S-3 and S-8 filings.

PART IV

Item 15.	EXHIBITS

The exhibits listed below are filed as part of this Amendment on Form 10-K/A. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit or other filing referred to are the same and that the exhibit or other filing referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Amendment on Form 10-K/A are identified by an asterisk. The Commission file number for our Exchange Act filings referenced below is 000-30334.

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

10.3

Second Amendment, dated as of November 23, 2009, to Credit Agreement, dated as of February 27, 2009, by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as Borrowers, the lenders signatory thereto, as Lenders, and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent

Filed herewith

10.4	License Agreement by and among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation and Cook Incorporated, dated as of July 9, 1997	Exhibit, Form 20-FR filed October 5, 1999

Exhibit	Description	Location

10.5

September 24, 2004 Amendment Between Angiotech Pharmaceuticals, Inc. and Cook Incorporated Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated**

Exhibit 10.3, Form 10-K filed March 16, 2009

10.6

Amendment Between Angiotech Pharmaceuticals, Inc. and Boston Scientific Corporation Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated

Exhibit 10.4, Form 10-K filed March 16, 2009

10.7

Distribution and License Agreement by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.5, Form 10-K filed March 16, 2009

10.8

Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.6, Form 10-K filed March 16, 2009

10.9

Amendment No. 1 dated December 23, 2004 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

Exhibit 10.7, Form 10-K filed March 16, 2009

10.10

Amendment No. 1 dated January 21, 2005 to Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

Exhibit 10.8, Form 10-K filed March 16, 2009

10.11

Amendment No. 2 dated October 8, 2007 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.9, Form 10-K filed March 16, 2009

10.12

Amended and Restated Distribution and License Agreement by and among Angiotech Pharmaceuticals (U.S.) Inc., Angiodevice International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A, dated as of January 1, 2009**

Exhibit 10.1, Form 10-Q filed May 8, 2009

10.13	Agreement and Plan of Merger among Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc., Quaich Acquisition, Inc. and Quill Medical, Inc. dated May 25, 2006**	Exhibit 10.10, Form 10-K filed March 16, 2009

10.14	License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.11, Form 10-K filed March 16, 2009

10.15

First Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated March 28, 2002 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**

Exhibit 10.12, Form 10-K filed March 16, 2009

Exhibit	Description	Location

10.16

Second Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated May 23, 2007 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**

Exhibit 10.13, Form 10-K filed March 16, 2009

10.17	License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**	Exhibit 10.14, Form 10-K filed March 16, 2009

10.18

Amendment to License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated February 27, 2004, modifying the License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**

Exhibit 10.15, Form 10-K filed March 16, 2009

10.19*	Form of Indemnification Agreement for US Officers	Exhibit 10.1, Form 10-Q filed November 9, 2009

10.20*	Form of Indemnification Agreement for Canadian Officers	Exhibit 10.2, Form 10-Q filed November 9, 2009

10.21*	Form of Indemnification Agreement for Canadian Directors	Exhibit 10.3, Form 10-Q filed November 9, 2009

10.22*	Form of Indemnification Agreement for US Directors	Exhibit 10.4, Form 10-Q filed November 9, 2009

10.23*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and William L. Hunter, dated April 23, 2004	Exhibit 10.19, Form 10-K filed March 16, 2009

10.24*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and K. Thomas Bailey, dated August 8, 2007**	Exhibit 10.20, Form 10-K filed March 16, 2009

10.25*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and David D. McMasters, dated October 30, 2007**	Exhibit 10.21, Form 10-K filed March 16, 2009

10.26*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Rui Avelar, dated October 15, 2007	Exhibit 10.22, Form 10-K filed March 16, 2009

10.27*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Jeffrey Walker, dated October 15, 2007**	Exhibit 10.23, Form 10-K filed March 16, 2009

10.28*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Chris J.W. Dennis, dated December 17, 2007 (as amended)**	Exhibit 10.24, Form 10-K filed March 16, 2009

10.29*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Gary Ingenito, dated November 26, 2007**	Exhibit 10.25, Form 10-K filed March 16, 2009

10.30*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Jeffery M. Gross dated October 29, 2008	Exhibit 10.29, Form 10-K filed March 16, 2010

10.31*	Angiotech Pharmaceuticals, Inc. 2001 Stock Option Plan	Exhibit to Form S-8, filed September 27, 2001

10.32*	Angiotech Pharmaceuticals, Inc. 2004 Stock Option Plan	Exhibit 10.27, Form 10-K filed March 16, 2009

10.33*	Angiotech Pharmaceuticals, Inc. 2006 Stock Option Plan	Exhibit 10.28, Form 10-K filed March 16, 2009

10.34*	American Medical Instruments Holdings, Inc. 2003 Stock Option Plan	Exhibit 10.29, Form 10-K filed March 16, 2009

Exhibit	Description	Location

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and SVP Finance	Exhibit 14.1, Form 10-K filed March 16, 2010

14.2	Guide of Business Conduct	Exhibit 14.2, Form 10-K filed March 16, 2010

21	List of Worldwide Subsidiaries	Exhibit 21, Form 10-K filed March 16, 2010

23.1	Consent of PricewaterhouseCoopers LLP	Exhibit 23.1, Form 10-K filed March 16, 2010

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	denotes management contract or compensatory plan or arrangement

**	portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: April 29, 2010	By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey Chief Financial Officer

Report has been signed below by the following persons on April 29, 2010 on behalf of the registrant and in the capacities indicated.

ANGIOTECH PHARMACEUTICALS, INC.

By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey Chief Financial Officer

Signatures	Title

/s/ WILLIAM L. HUNTER, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)
William L. Hunter, M.D.

/s/ K. THOMAS BAILEY	Chief Financial Officer (Principal Financial Officer)
K. Thomas Bailey

*	Senior Vice President, Finance (Principal Accounting Officer)
Jay Dent

*	Chairman of the Board of Directors
David Howard

*	Director
Laura Brege

*	Director
Edward Brown

*	Director
Arthur Willms

*	Director
Henry A, McKinnell Jr.

*By:	/s/ K. THOMAS BAILEY
K. Thomas Bailey Attorney-in-Fact