Form 10-Q
period 2010-03-31
ANGIOTECH PHARMACEUTICALS INC
filed 2010-05-07
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

85,170,276 Common Shares, no par value, as of May 7, 2010

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents [note 5]	$42,769	$49,542
Short-term investments [note 6]	5,840	7,780
Accounts receivable	29,964	28,167
Income tax receivable	922	1,090
Inventories [note 7]	38,239	35,541
Deferred income taxes, current portion	3,949	4,284
Prepaid expenses and other current assets	3,293	3,294

Total current assets	124,976	129,698

Assets held for sale	3,800	5,300
Property, plant and equipment [note 8]	45,796	46,879
Intangible assets [note 9]	164,437	173,019
Deferred financing costs [note 11(b)]	10,935	11,409
Deferred income taxes, non-current portion	2,006	2,009
Other assets	4,933	3,754

Total assets	$356,883	$372,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	$42,575	$46,324
Income taxes payable	5,840	10,858
Interest payable on long-term debt	10,836	6,004

Total current liabilities	59,251	63,186

Deferred leasehold inducement	2,808	2,888
Deferred income taxes	38,443	38,787
Other tax liabilities	3,328	3,898
Long-term debt [note 11(a)]	575,000	575,000
Other liabilities	1,447	1,596

Total non-current liabilities	621,026	622,169

Commitments and contingencies [note 15]

Stockholders’ deficit
Share capital [note 13]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
March 31, 2010 – 85,158,971
December 31, 2009 – 85,138,081	472,745	472,742
Additional paid-in capital	34,110	33,687
Accumulated deficit	(873,236)	(866,541)
Accumulated other comprehensive income	42,987	46,825

Total stockholders’ deficit	(323,394)	(313,287)

Total liabilities and stockholders’ deficit	$356,883	$372,068

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUE
Product sales, net	$50,980	$46,136
Royalty revenue	12,308	17,111
License fees	53	25,053

	63,341	88,300

EXPENSES
Cost of products sold	25,204	23,966
License and royalty fees	2,237	2,905
Research and development	6,807	6,097
Selling, general and administration	21,598	19,572
Depreciation and amortization	8,374	8,265
Write-down of assets held for sale	700	—
Escrow settlement recovery [note 14]	(4,710)	—

	60,210	60,805

Operating income	3,131	27,495

Other income (expenses):
Foreign exchange gain	347	732
Other expense	(53)	(15)
Interest expense on long-term debt	(8,919)	(10,044)

Total other expenses	(8,625)	(9,327)

(Loss) / income before income taxes	(5,494)	18,168
Income tax expense [note 12]	1,201	5,724

Net (loss) income	$(6,695)	$12,444

Basic net (loss) income per common share	$(0.08)	$0.15
Diluted net (loss) income per common share	$(0.08)	$0.14

Basic weighted average number of common shares outstanding (in thousands)	85,150	85,121
Diluted weighted average number of common shares outstanding (in thousands)	85,150	87,414

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	income	(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2009	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	20,890	3					3
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(1,940)	$(1,940)	(1,940)
Cumulative translation adjustment					(1,898)	(1,898)	(1,898)
Net loss				(6,695)		(6,695)	(6,695)

Comprehensive loss						$(10,533)

Balance at March 31, 2010	85,158,971	$472,745	$34,110	$(873,236)	$42,987		$(323,394)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(6,695)	$12,444
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,335	9,108
Loss on disposition of property and equipment	40	—
Write-down of assets held for sale	700	—
Deferred leasehold inducements	(80)	(59)
Deferred income taxes	(90)	(1,583)
Stock-based compensation expense	423	386
Non-cash interest expense	718	618
Other	(54)	(155)
Net change in non-cash working capital items relating to operations [note 18]	(9,868)	9,231

Cash (used in) provided by operating activities	(5,571)	29,990

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(898)	(743)
Proceeds from disposition of property, plant and equipment	758	—
Loans advanced	(150)	—
Asset acquisition costs	(481)	—
Other	—	239

Cash (used in) provided by investing activities	(771)	(504)

FINANCING ACTIVITIES
Deferred financing charges and costs	(19)	(4,190)
Proceeds from stock options exercised	3	—

Cash (used in) provided by financing activities	(16)	(4,190)

Effect of exchange rate changes on cash and cash equivalents	(415)	275
Net (decrease) increase in cash and cash equivalents	(6,773)	25,571
Cash and cash equivalents, beginning of period	49,542	38,952

Cash and cash equivalents, end of period	$42,769	$64,523

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Angiotech Pharmaceuticals Inc.’s (“Company” or “Angiotech”) Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Form 10-K/A filed with the SEC on April 29, 2010 (together, the “2009 Annual Report”).

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at March 31, 2010 and for all periods presented, have been made.

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

For the three months ended March 31, 2010, the Company reported a balance of cash and cash equivalents (“cash resources”) of $42.8 million, which represented a net decrease in cash resources of $6.7 million as compared to December 31, 2009. During the three months ended March 31, 2010, $5.6 million was used in operating activities; $0.8 million was used to fund investing activities and $0.02 million was used for financing activities. The Company’s cash resources are used to support research and development initiatives, sales and marketing initiatives, clinical studies, working capital requirements, debt servicing requirements and for general corporate costs. Cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to the business.

During 2009, and in some cases continuing in 2010, the Company undertook various initiatives and developed a plan to manage its operating and liquidity risks including:

•	Reduction of research and development activities and reduction in staffing within the clinical and research and development departments.

•	Gross margin improvement initiatives including the transfer of certain manufacturing operations to lower cost regions which included the closure of the Syracuse, NY operations.

•	Cost containment initiatives including staffing reductions in general and administrative departments, a supplier concession program and other cost reduction initiatives.

•	Selective reduction in certain sales and marketing investments and investments in medical affairs.

•	Postponement of selected planned capital expenditures.

•	Obtaining a financing commitment from Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) (“Wells Fargo”) as described below and in note 11(c).

The Company faces a number of risks and uncertainties that may significantly impact its ability to generate cash flows from its operations and to fund its capital expenditures and future opportunities that might be available to it. These risks and uncertainties may materially impact the Company’s liquidity position throughout the remainder of 2010 and future years. The more significant risks and uncertainties that have and may continue to impact the Company’s future operating results, cash flows and liquidity position are as follows:

•

Revenue from the Company’s Pharmaceutical Technologies segment declined $29.8 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily a result of a $25.0 million one-time license fee received in the first quarter of 2009 from Baxter Healthcare Corporation (“Baxter”) under an Amended and Restated Distribution and License Agreement. The remaining $4.8 million revenue decrease is attributable to a decrease in royalty revenue derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS® coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market since 2008. Under the Company’s license agreement with BSC, the Company does not control the direct or indirect sales of the TAXUS products. The Company expects the impact of new competitive conditions to continue to impact it through lower revenues and cash flows derived from sales of TAXUS throughout the remainder of 2010 and subsequent years.

•

Revenue from the Medical Products segment for the three months ended March 31, 2010 was $51.0 million compared to $46.1 million in the same period in 2009. The current economic environment and difficult credit markets and liquidity environment may have an impact on the Company’s customers and therefore on its product sales throughout the remainder of 2010 and future years. In light of these conditions, the Company is continuously monitoring and managing its sales activities; however, several factors that may affect its revenues are not within its control. In addition, the Company continues to implement its marketing plans for its Proprietary Medical Products such as its Quill SRS product line, with the expectation of continued growth in 2010. It is possible that the expected 2010 revenue growth for the Company’s newer product lines may not be achieved and revenues for other products may decline.

•

The Company implemented initiatives to reduce its research and development costs, selling, general and administrative costs and capital expenditures in 2008 and 2009. The Company continues to closely monitor costs in relation to sales activity and forecasted revenues. The Company expects that some limited future cost reductions could be achieved if forecasted revenues are not achieved. However, such cost reductions may affect future opportunities. In addition, as reported in note 15, the Company has entered into certain commitments and is exposed to certain contingencies for which the outcome is not necessarily within its control. Acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes in respect of contingencies may require payments earlier than they are currently expected.

•

As noted in note 11, in April 2010 the Company entered into a third amendment to the revolving credit facility with Wells Fargo to amend, among other items, certain financial covenants pertaining to minimum EBITDA levels and interest coverage ratios. The secured revolving credit facility provides up to a maximum of $25.0 million in available credit, with a borrowing base derived from the value of certain of its finished goods inventory and accounts receivable. As of March 31, 2010, the amount of financing available under the revolving credit facility was approximately $14.1 million and there were no borrowings outstanding. The secured credit facility includes certain covenants and restrictions with respect to the Company’s operations and requires it to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage ratios, among other terms and conditions. These covenants may limit the Company’s ability to borrow under the revolving credit facility or may require repayment. While the Company expects to be able to maintain the Adjusted EBITDA and interest coverage covenants throughout 2010, it is possible that events and circumstances may occur that may affect the Company’s ability to operate its business within the restrictions imposed by the financial covenants and other restrictions relating to the revolving credit facility.

•

The Company’s future interest payments related to its existing long-term debt continue to be significant. During the three months ended March 31, 2010, the Company incurred interest expense of $8.9 million on the outstanding long-term debt obligations, as compared to $10.0 million for the same period in 2009. Additional interest expense will be incurred if the revolving credit facility described above is utilized. The Senior Floating Rate Notes due December 1, 2013 (“Floating Rate Notes”) reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and bore an interest rate of 4.0% at March 31, 2010 and December 31, 2009 compared to 5.02% at March 31, 2009. Volatility in the LIBOR and interest rates in general are outside of the Company’s control. The Company does not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR will continue throughout the remainder of 2010 and into 2011. Changes in the LIBOR will affect interest costs.

•

The Company is significantly leveraged and has significant future interest payments with the 7.75% Senior Subordinated Notes due April 1, 2014 (“Subordinated Notes”) and the Floating Rate Notes. The Company is continuing to evaluate a range of financial and strategic alternatives with its financial and legal advisors with respect to the Company’s capital structure.

There can be no assurance that the Company will be able to consummate any new financing or other transaction that would be favorable. Actions to pursue alternative financing structures may require the Company to incur additional costs, which may impact its cash and liquidity position.

While the Company believes that it has developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there can be no assurance that it will be able to achieve any or all of the opportunities that have been identified or obtain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Company’s liquidity position that have not yet been identified.

2.	SIGNIFICANT ACCOUNTING POLICIES

Other than the changes in accounting policies described below in these interim consolidated financial statements, all accounting policies are the same as described in note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in the 2009 Annual Report.

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

Recently adopted accounting policies

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) on measuring liabilities at fair value under accounting standard codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The update provides clarification on how to measure the fair value of a liability when a quoted price for an identical liability is not available in an active market. This includes a discussion of appropriate valuation techniques. ASC No. 820 is effective for reporting periods, including interim periods, beginning after August 26, 2009. Given that the Company does not measure any of its liabilities at fair value, the adoption of this standard had no impact on the valuation of the Company’s liabilities.

In June 2009, the FASB issued a new standard under ASC No. 810-10, Consolidation which changes the consolidation model for Variable Interest Entities (“VIE”). The revised model increases the qualitative analysis required when identifying which entity is the primary beneficiary that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE. The new standard eliminates the QSPE exemption, requires ongoing reconsideration of the primary beneficiary and amends the events which trigger reassessment of whether an entity is a VIE. The Company adopted the new guidance effective January 1, 2010. Adoption of this standard did not have a material impact on our first quarter 2010 financial results.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, under ASC No. 810. The update clarifies the scope of decreases in ownership provisions and expands required disclosures for subsidiaries that are deconsolidated or group of assets that are derecognized. ASU No. 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, however, the amendments must be applied retrospectively to the first period that an entity adopted ASC No. 810-10. The adoption of the update did not have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, under ASC No. 820-10. The update requires new disclosures about (i) significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) the roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. With the exception of the changes to Level 3 fair value measurements, all new disclosures and clarifications under ASC No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. These amendments have had no impact on the Company’s financial results given that they relate to disclosure and presentation only. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. These disclosures are not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 was effective upon issuance and had no material impact on the Company’s financial statements or disclosures.

3.	FUTURE ACCOUNTING PRONOUNCEMENTS

In October 2009 the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The Company is assessing the potential impact that the adoption of ASU No. 2009-13 may have on its consolidated balance sheets, results of operations and cash flows.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates their carrying value of $5.8 million as of March 31, 2010 (December 31, 2009 - $7.8 million) as these investments are marked-to-market each period. The total fair value of the long-term debt and accrued interest is approximately $427.8 million (December 31, 2009 - $436.8 million) and has a carrying value of $585.8 million as at March 31, 2010 (December 31, 2009 - $581.0 million). The fair values of the short-term investments and long-term debt are based on quoted market prices at March 31, 2010 and at December 31, 2009.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to the Company’s long-term debt bearing fixed and variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of 4.0%. The Company does not use derivatives to hedge against interest rate risks.

•

Foreign exchange rate risk arises as a portion of the Company’s investments, revenues and expenses are denominated in currencies other than U.S. dollars. The Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Swiss franc, the Euro, the Danish kroner and the UK pound sterling. Foreign exchange risk is primarily managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

•

Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Company does not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At March 31, 2010, accounts receivable is net of an allowance for uncollectible accounts of $0.6 million (December 31, 2009 – $0.5 million).

5.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	March 31, 2010	December 31, 2009
U.S. dollars	$34,212	$34,335
Canadian dollars	677	5,542
Swiss franc	840	986
Euro	4,372	5,680
Danish kroner	1,020	412
Other	1,648	2,587

	$42,769	$49,542

6.	SHORT-TERM INVESTMENTS

March 31, 2010	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$4,992	$5,840

December 31, 2009	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$6,932	$7,780

All of the Company’s available-for-sale securities are in publicly traded equity securities, which are recorded at fair value at the end of each reporting period based on available bid prices.

7.	INVENTORIES

Inventories are comprised of the following:

	March 31, 2010	December 31, 2009
Raw materials	$10,121	$10,352
Work in process	13,640	12,283
Finished goods	14,478	12,906

	$38,239	$35,541

8.	PROPERTY, PLANT AND EQUIPMENT

March 31, 2010	Cost	Accumulated depreciation	Net book value
Land	$4,855	$—	$4,855
Buildings	13,756	1,717	12,039
Leasehold improvements	23,859	6,595	17,264
Manufacturing equipment	16,493	9,665	6,828
Research equipment	8,528	5,426	3,102
Office furniture and equipment	4,347	3,635	712
Computer equipment	8,168	7,172	996

	$80,006	$34,210	$45,796

December 31, 2009	Cost	Accumulated depreciation	Net book Value
Land	$4,796	$—	$4,796
Buildings	14,736	2,248	12,488
Leasehold improvements	19,709	6,292	13,417
Manufacturing equipment	20,396	9,175	11,221
Research equipment	8,197	5,235	2,962
Office furniture and equipment	4,398	3,577	821
Computer equipment	8,183	7,009	1,174

	$80,415	$33,536	$46,879

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three months ended March 31, 2010 was $1.7 million (March 31, 2009 - $1.8 million).

9.	INTANGIBLE ASSETS

March 31, 2010	Cost	Accumulated amortization	Net book value
Acquired technologies	$135,061	$68,302	$66,759
Customer relationships	110,256	43,872	66,384
In-licensed technologies	53,635	30,260	23,375
Trade names and other	14,316	6,397	7,919

	$313,268	$148,831	$164,437

December 31, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$135,060	$64,935	$70,125
Customer relationships	110,778	41,530	69,248
In-licensed technologies	53,882	28,710	25,172
Trade names and other	14,511	6,037	8,474

	$314,231	$141,212	$173,019

Amortization expense for the three months ended March 31, 2010 was $7.6 million (March 31, 2009 - $7.4 million).

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2010	December 31, 2009
Trade accounts payable	$5,929	$5,110
Accrued license and royalty fees	12,578	13,738
Employee-related accruals	12,361	14,054
Accrued professional fees	3,691	4,141
Accrued contract research	810	704
Other accrued liabilities	7,206	8,577

	$42,575	$46,324

11.	LONG-TERM DEBT

(a)	Issued and Outstanding Long-Term Debt

	March 31, 2010	December 31, 2009
Senior Floating Rate Notes due December 1, 2013	$325,000	$325,000
7.75% Senior Subordinated Notes due April 1, 2014	250,000	250,000

	$575,000	$575,000

b)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

March 31, 2010	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$3,793	$4,207
7.75% Senior Subordinated Notes	8,718	4,359	4,359
Revolving Credit Facility (Note 11 (c))	2,788	710	2,078
Other	291	—	291

	$19,797	$8,862	$10,935

December 31, 2009	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$3,506	$4,494
7.75% Senior Subordinated Notes	8,718	4,087	4,631
Revolving Credit Facility (Note 11 (c))	2,563	551	2,012
Other	272	—	272

	$19,553	$8,144	$11,409

c)	Revolving Credit Facility

The Company currently has a credit agreement with Wells Fargo for a $25.0 million secured revolving credit facility. The facility is subject to a borrowing base formula derived from the value of certain of the Company’s finished goods inventory and accounts receivable and is secured by certain assets held by its North American operations.

As of March 31, 2010, the amount of financing available under the revolving credit facility was approximately $14.1 million (net of a $1.5 million letter of credit secured under the revolving credit facility). As of March 31, 2010, there were no borrowings outstanding under the revolving credit facility.

At any time, the amount of financing available under the revolving credit facility, which is derived from the value of certain of the Company’s finished goods inventory and accounts receivable assets, may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of qualifying finished goods inventory and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR was 0.30% on March 31, 2010 (December 31, 2009 – 0.25%), a 0.50% increase or decrease in the LIBOR as of March 31, 2010 would have no impact on interest payable under the credit facility.

In April 2010, the Company completed a third amendment to this credit agreement. The amendment included, among other items, amendments to the existing financial covenants pertaining to minimum EBITDA levels and interest coverage ratios. A breach of any of these covenants, or other covenants in the credit agreement, could result in the Company’s inability to draw on the facility or the immediate repayment of any then outstanding principal and interest. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by the Company. The purpose of this facility is to provide additional liquidity for working capital and general corporate purposes.

12.	INCOME TAXES

For the three months ended March 31, 2010 the Company recorded an income tax expense of $1.2 million, compared to an income tax expense of $5.7 million for the three months ended March 31, 2009. The income tax expense for the three months ended March 31, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian corporate tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

13.	SHARE CAPITAL

During the three months ended March 31, 2010, the Company issued 20,890 (March 31, 2009 - nil) common shares upon exercises of awards. The Company issues new shares to satisfy stock option and award exercises.

a) Stock Options

Angiotech Pharmaceuticals, Inc.

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) which superseded the Company’s previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plans and, in total, provides for the issuance of non-transferable stock options and stock-based awards (as defined below) to purchase up to 13,937,756 common shares to employees, officers, directors of the Company, and persons providing ongoing management or consulting services to the Company. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. A stock option with a tandem stock appreciation right is referred to as an award. When the tandem stock appreciation right portion of an award is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise price of the options and awards is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the Company’s 2004 Stock Option Plan (the “2004 Plan”), the term may not exceed five years. For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options and awards granted are also subject to certain vesting provisions. Options and awards generally vest monthly after being granted over varying terms from two to four years. Any one person is permitted, subject to the approval of the Company’s Board of Directors, to receive options and awards to acquire up to 5% of its issued and outstanding common shares.

A summary of Canadian dollar stock option and award activity is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	9.81	3.07	1,059

Exercisable at March 31, 2009	5,130,459	14.60	2.19	50

Exercisable and expected to vest at March 31, 2009	7,738,197	$7.56	2.86	$982

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Exercisable at March 31, 2010	2,919,070	9.33	2.43	642

Exercisable and expected to vest at March 31, 2010	5,165,645	$4.65	3.03	$1,921

These options and awards presented in the table above expire at various dates from June 8, 2010 to March 8, 2015.

A summary of U.S. dollar award activity is as follows:

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	2.01	4.35	715

Exercisable at March 31, 2009	485,564	7.10	3.04	38

Exercisable and expected to vest at March 31, 2009	2,537,647	$3.75	3.82	$601

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercisable at March 31, 2010	1,197,727	2.89	3.14	629

Exercisable and expected to vest at March 31, 2010	3,293,708	$1.75	3.65	$1,570

These awards expire at various dates from November 30, 2011 to March 15, 2015.

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which is exercisable for approximately 3,852 of the Company’s common shares. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of the Company’s common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	—

Exercisable at March 31, 2009	131,459	15.44	6.94	—

Exercisable and expected to vest at March 31, 2009	297,459	$15.44	6.94	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—
Outstanding at March 31, 2010	300,480	15.44	5.94	—

Exercisable at March 31, 2010	187,797	15.44	5.94	—

Exercisable and expected to vest at March 31, 2010	279,070	$15.44	5.94	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

The Company recorded stock-based compensation expense of $0.4 million for each of the three months ended March 31, 2010 and 2009 relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

There were 2,113,500 stock options granted for the three months ended March 31, 2010 (three months ended March 31, 2009 – 2,662,500). The estimated fair value of the stock options granted is amortized to expense on a straight-line basis over the vesting period and was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for the three months ended March 31, 2010:

Three months ended March 31, 2010
Dividend Yield	Nil
Expected Volatility	99.6% - 101.7%
Weighted Average Volatility	100.7%
Risk-free Interest Rate	1.8%
Expected Term (Years)	5.0

The weighted average fair values of awards granted in the three months ended March 31, 2010 are presented below:

Three months ended March 31, 2010
CDN$ awards	$0.83
U.S.$ awards	$0.78

A summary of the status of nonvested awards as of March 31, 2010 and changes during the three months ended March 31, 2010, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2009	2,449,492	$0.53
Vested	(244,561)	2.57
Granted	919,500	1.09
Forfeited	(42,709)	1.02

Nonvested at March 31, 2010	3,081,722	$0.57

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	2,061,569	$0.37
Vested	(292,565)	1.18
Granted	1,194,000	1.05
Forfeited	(87,858)	0.25

Nonvested at March 31, 2010	2,875,146	$0.53

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	187,801	$6.51
Vested	(75,118)	6.51

Nonvested at March 31, 2010	112,683	$6.51

As of March 31, 2010 there was $2.8 million (March 31, 2009 - $2.1 million) of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 2.8 years.

As of March 31, 2010 there was $0.6 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 2 years on a straight-line basis as a charge to income. The total fair value of options vested during the three March 31, 2010 was $0.5 million (March 31, 2009 - $0.6 million).

During the three months ended March 31, 2010 and 2009, the following activity occurred:

	Three months ended March 31,
(in thousands)	2010	2009
Total intrinsic value of awards exercised
CDN dollar awards	$7	n/a
U.S. dollar awards	$16	n/a

Total fair value of awards vested	$376	$851

Cash received from award exercises for the three months ended March 31, 2010 was $3,000 (March 31, 2009 – nil).

14.	ESCROW SETTLEMENT RECOVERY

In connection with the 2006 acquisition of AMI, RoundTable Healthcare Partners, LP (“Roundtable”) and Angiotech entered into an Escrow Agreement on March 23, 2006. Under this agreement, Angiotech deposited $20.0 million with LaSalle Bank (“LaSalle”), which was designated as the Escrow Agent. On April 4, 2007, Angiotech issued an Escrow Claim Notice to LaSalle to return the $20.0 million, which was subsequently disputed by Roundtable. After various legal proceedings, hearings and discussions, a Joint Letter of Direction was executed and $6.5 million was released to RoundTable, thereby leaving the amount in dispute at approximately $13.5 million. On January 14, 2010, a settlement agreement was signed whereby Angiotech received $4.7 million from the escrow account. On January 15, 2010, the Company received the settlement funds, which were recorded as a recovery. All legal proceedings have been dismissed.

15.	COMMITMENTS AND CONTINGENCIES

(a) Commitments

The Company has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. The Company may also be required to make milestone, royalty, and/or other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. The Company accrues for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. These payments are not accrued if the outcome of achieving these milestones is not determinable. The Company’s significant contingent milestone, royalty and other research and development commitments are as follows:

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

National Institutes of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the U.S., through the NIH, whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and Zilver-PTX sales by Cook Medical Inc. At March 31, 2010, the Company has accrued royalty fees of $7.0 million (December 31, 2009 - $2.3 million) payable to NIH under this agreement related to royalties earned on 2009 sales. In the future, the amounts owing to NIH at any one time may fluctuate as compared to the historical amounts owed based on a recent amendment to the agreement which provides us with additional flexibility regarding timing for making payments.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of December 31, 2009, the Company paid $0.7 million relating to the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy tract plug system. No further payments were made during the first quarter of 2010.

Rex Medical LP (“Rex Medical”)

In March 2008, the Company entered into an agreement with Rex Medical to manufacture and distribute the Option Inferior Vena Cava (“IVC”) Filter. During the quarter ended June 30, 2008, the Company made a payment of $2.5 million to Rex Medical to obtain the marketing rights for the Option IVC Filter. This payment was recorded as an in-process and research development cost. For the quarter ended June 30, 2009, the Company made a milestone payment of $2.5 million upon achievement of U.S. Food and Drug Administration (“FDA”) 510(k) clearance. This payment was capitalized as an intangible asset. As at December 31, 2009, the Company achieved the first sales target which triggered a milestone payment of $0.5 million. The milestone payment was capitalized to intangible assets and was paid out in early 2010. As at March 31, 2010, the Company achieved the second sales target which triggered the next milestone payment of $1.0 million. As at December 31, 2009, this milestone payment was accrued, capitalized to intangible assets and is expected to be paid out in the second quarter of 2010. Under terms of this agreement, we may be required to make further contingent payments of up to $3.5 million upon achievement of certain commercialization milestones. As at March 31, 2010, the Company has accrued and capitalized these expected contingent payments as an addition to intangible assets. Actual payments may differ materially from management’s estimate of the expected contingent payments given that they are dependent on the realization of future sales targets as defined under the terms of the agreement. The Company is also committed to making escalating royalty payments of 30% to 47.5% based on annual net sales of these products, which are recognized as cost of products sold.

Haemacure Corporation (“Haemacure”)

In June 2009, the Company entered into license, distribution, development and supply agreements for fibrin and thrombin technologies with Haemacure. The collaboration was intended to provide the Company with access to technology for certain of its surgical product candidates which are currently in preclinical development. As part of this collaboration, the Company agreed to provide Haemacure with a senior secured bridge financing facility. The senior bridge loan provided $2.5 million to Haemacure in multiple draw-downs throughout 2009. The loan is senior to all of Haemacure’s existing and future indebtedness and, subject to certain exceptions, bears interest at an annual rate of 10%, compounded quarterly, and for a term of two years. As of December 31, 2009, $2.5 million of the loan was drawn upon by Haemacure. As at December 31, 2009, the loan was fair valued with $1.6M being capitalized to long term assets on account of our secured interest and $0.9 million, which was initially recorded as pre-payment for future services, was fully amortized.

On January 11, 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 in the U.S. The filings were completed on January 8, 2010. Haemacure’s Board of Directors authorized these actions in light of Haemacure’s financial condition and inability to raise additional financing. The Company agreed to provide up to a maximum amount of $1.0 million of additional financing, which has been substantially provided as of May 7, 2010, to fund Haemacure’s insolvency proceedings and day-to-day operations. The funds are being disbursed in accordance with a schedule agreed to by Haemacure and Angiotech. All funds loaned to Haemacure to date and in the future are secured by substantially all of their assets. As of April 6, 2010, Angiotech acquired substantially all of the assets of Haemacure in exchange for reducing the amounts owed by $2.3 million and paying $0.2M in cash. The Company has concluded that the acquisition qualifies as a business combination and therefore charged $0.3 million of transaction-related expensed incurred to selling, general and administration costs during the three months ended March 31, 2010. Management is still in the process of assessing and determining the purchase price allocation based on the fair values of the assets acquired.

(b) Contingencies

From time to time, the Company may be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required. However, the Company is not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which it may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if it does not prevail in the final, non-appealable determinations of such matters. The Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on the Company’s financial condition or results of operations.

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

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and has additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009 Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and the Company does not know when a decision will be issued.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in Angiotech’s favor, finding that the BioPince did not infringe a key claim of Dr. Baran’s patents. Dr. Baran has appealed this decision. A hearing in this matter has been scheduled for June 9, 2010.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, no hearing date has yet been set by the EPO.
•	In EP1159974, the EPO has scheduled oral proceedings for June 9, 2010. Angiotech filed its written submissions on April 8, 2010.
•	In EP1159975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the appeal.
•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•

In EP0991359, a Notice of Opposition was filed. Angiotech filed a response on September 8, 2009. A hearing date was set for March 10, 2010, and then canceled by the EPO after the opponent withdrew from the proceedings. On April 1, 2010, the EPO maintained the patent in amended form. An appeal can be filed by the opponent up to June 11, 2010.

16.	SEGMENTED INFORMATION

The Company operates in two reportable segments: (i) Pharmaceutical Technologies and (ii) Medical Products. Segmented information is reported to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance.

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

The following tables represent reportable segment information for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Revenue
Medical Products	$50,980	$46,136
Pharmaceutical Technologies	12,361	42,164

Total revenue	63,341	88,300

Cost of products sold – Medical Products	25,204	23,966
Licence and royalty fees – Pharmaceutical Technologies	2,237	2,905

Gross margin
Medical Products	25,776	22,170
Pharmaceutical Technologies	10,124	39,259

Total gross margin	35,900	61,429

Research and development	6,807	6,097
Selling, general and administration	21,598	19,572
Depreciation and amortization	8,374	8,265
Write-down of assets held for sale	700	—
Escrow settlement recovery	(4,710)	—

Operating income (loss)	3,131	27,495
Other expenses	(8,625)	(9,327)

(Loss) income before income taxes	$(5,494)	$18,168

During the three months ended March 31, 2010, revenue from one licensee represented approximately 17% of total revenue. During the three months ended March 31, 2009, revenue from two licensees represented approximately 47% of total revenue.

The Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Total assets
Pharmaceutical Technologies	$52,865	$75,155
Medical Products	304,018	296,913

Total assets	$356,883	$372,068

The following table represents capital expenditures for each reportable segment at March 31, 2010 and 2009:

	Three months ended March 31
	2010	2009
Capital expenditures
Pharmaceutical Technologies	$554	$39
Medical Products	344	704

Total capital expenditures	$898	$743

17.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three months ended March 31,
	2010	2009
Numerator:
Net (loss) income	$(6,695)	$12,444

Denominator:
Basic weighted average common shares outstanding(1)	85,150	85,121
Dilutive effect of stock options and awards	—	2,293

Diluted weighted average common shares outstanding	85,150	87,414

Basic net (loss) income per common share:	$(0.08)	$0.15
Diluted net (loss) income per common share	$(0.08)	$0.14

(1)	There is no dilutive effect on basic weighted average common shares outstanding for the three months ended March 31, 2010 as the Company was in a loss position for each of those periods.

18.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended March 31,
	2010	2009
Accounts receivable	$(2,401)	$(2,999)
Income tax receivable	(922)	—
Inventories	(2,961)	(1,031)
Prepaid expenses and other assets	(787)	6,952
Accounts payable and accrued liabilities	(3,700)	2,792
Income taxes payable	(3,929)	(1,060)
Interest payable on long term debt	4,832	4,577

	$(9,868)	$9,231

Supplemental disclosure:

	Three months ended March 31,
	2010	2009
Income taxes paid	$6,591	$1,410
Interest paid	3,398	4,849
Deferred financing charges and costs accrued but not paid	225	1,337

19.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 for the Company’s direct and indirect subsidiaries that serve as guarantors of the Subordinated Notes and the Floating Rate Notes, and for its subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust and certain other subsidiaries that cannot guarantee the Company’s debt. All of the Company’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

Three months ended March 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$18,497	$14,011	$10,261	$—	$42,769
Short term investments	5,840	—	—	—	5,840
Accounts receivable	55	19,423	10,486	—	29,964
Income taxes receivable	922	—	—	—	922
Inventories	—	32,563	6,776	(1,100)	38,239
Deferred income taxes, current portion	—	3,949	—	—	3,949
Prepaid expenses and other current assets	1,289	1,560	444	—	3,293

Total Current Assets	26,603	71,506	27,967	(1,100)	124,976

Investment in subsidiaries	222,906	39,056	—	(261,962)	—
Assets held for sale	2,300	1,500	—	—	3,800
Property, plant and equipment	8,932	29,961	6,903	—	45,796
Intangible assets	11,850	133,093	(14,034)	33,528	164,437
Deferred financing costs	8,857	2,078	—	—	10,935
Deferred income taxes, non-current portion	—	2,006	—	—	2,006
Other assets	3,688	438	807	—	4,933

Total Assets	$285,136	$279,638	$21,643	$(229,534)	$356,883

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$16,325	$21,235	$5,015	$—	$42,575
Income taxes payable	3,613	160	1,145	922	5,840
Interest payable on long-term debt	10,809	27	—	—	10,836

Total Current Liabilities	30,747	21,422	6,160	922	59,251

Deferred leasehold inducement	2,441	367	—	—	2,808
Deferred income taxes	(1,746)	29,737	522	9,930	38,443
Other tax liabilities	2,088	770	470	—	3,328
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,447	—	1,447

Total Non-current Liabilities	577,783	30,874	2,439	9,930	621,026

Shareholders’ (Deficit) Equity

Total Shareholders’ (Deficit) Equity	(323,394)	227,342	13,044	(240,386)	(323,394)

Total Liabilities and Shareholders’ (Deficit) Equity	$285,136	$279,638	$21,643	$(229,534)	$356,883

Condensed Consolidating Balance Sheet

Year end December 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$20,602	$16,912	$12,028	$—	$49,542
Short term investments	7,780	—	—	—	7,780
Accounts receivable	—	18,272	9,826	69	28,167
Income tax receivable	1,090	—	—	—	1,090
Inventories	—	29,776	6,776	(1,011)	35,541
Deferred income taxes, current portion	—	6,918	—	(2,634)	4,284
Prepaid expenses and other current assets	1,554	1,329	411	—	3,294

Total Current Assets	31,026	73,207	29,041	(3,576)	129,698

Investment in subsidiaries	231,026	407,344	—	(638,370)	—
Assets held for sale	3,000	2,300	—	—	5,300
Property, plant and equipment	8,807	30,719	7,353	—	46,879
Intangible assets	12,490	140,798	19,731		173,019
Deferred financing costs	9,398	2,011	—	—	11,409
Deferred income taxes, non-current portion	1,692	317	—	—	2,009
Other assets	2,479	459	816	—	3,754

Total Assets	$299,918	$657,155	$56,941	$(641,946)	$372,068

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$17,974	$22,205	$6,292	$(147)	$46,324
Income taxes payable	9,749	714	395	—	10,858
Interest payable on long-term debt	5,965	39	—	—	6,004

Total Current Liabilities	33,688	22,958	6,687	(147)	63,186

Deferred leasehold inducement	2,506	382	—	—	2,888
Deferred income taxes	—	40,985	439	(2,637)	38,787
Other tax liabilities	2,011	756	1,131	—	3,898
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,596	—	1,596

Total Non-current Liabilities	579,517	42,123	3,166	(2,637)	622,169

Total Shareholders’ (Deficit) Equity	(313,287)	592,074	47,088	(639,161)	(313,287)

(Deficit) Equity	$299,918	$657,155	$56,941	$(641,946)	$372,068

Condensed Consolidating Statement of Operations

Three months ended March 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$41,034	$18,448	$(8,502)	$50,980
Royalty revenue	11,331	977	0	0	12,308
License fees	—	41	12	—	53

	11,331	42,052	18,460	(8,502)	63,341

EXPENSES
License and royalty fees	2,237	—	—	—	2,237
Cost of products sold	6	19,786	13,826	(8,415)	25,204
Research & development	4,212	2,532	63	—	6,807
Selling, general and administration	4,446	14,288	2,864	—	21,598
Depreciation and amortization	1,068	4,434	2,962	(90)	8,374
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	12,669	36,330	19,715	(8,505)	60,210

Operating income (loss)	(1,338)	5,722	(1,255)	3	3,131

Other income (expense)
Foreign exchange gain (loss)	56,970	(57,556)	936	(3)	347
Other expense	3	95	(151)	—	(53)
Interest expense on long-term	(8,657)	(474)	(241)	453	(8,919)

Total other expenses	48,316	(57,935)	544	450	(8,625)

Income (loss) before income taxes	46,978	(52,213)	(711)	453	(5,494)
Income tax (recovery) expense	(192)	(325)	1,695	23	1,201

Income (loss) from operations	47,170	(51,888)	(2,406)	430	(6,695)
Equity in subsidiaries	(53,865)	3,885	—	49,980	—

Net income (loss)	$(6,695)	$(48,003)	$(2,406)	$50,409	$(6,695)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2009

USD (in '000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$36,805	$14,163	$(4,832)	$46,136
Royalty revenue	14,904	1,069	1,138	—	17,111
License fees	—	28	25,025	—	25,053

	14,904	37,902	40,326	(4,832)	88,300

EXPENSES
License and royalty fees	2,905	—	—	—	2,905
Cost of products sold	55	19,107	9,315	(4,511)	23,966
Research & development	4,014	2,016	67	—	6,097
Selling, general and administration	3,971	13,178	2,423	—	19,572
Depreciation and amortization	1,194	4,118	2,953	—	8,265

	12,139	38,419	14,758	(4,511)	60,805

Operating income (loss)	2,765	(516)	25,567	(321)	27,495

Other income (expense)
Foreign exchange gain (loss)	6,791	(2,026)	(4,022)	(11)	732
Investment and other income	(23)	(2)	10	—	(15)
Interest expense on long-term debt	(9,985)	267	(326)	—	(10,044)

Total other expenses	(3,217)	(1,761)	(4,338)	(11)	(9,327)

Income (loss) before income taxes	(452)	(2,277)	21,229	(332)	18,168
Income tax (recovery) expense	(5)	4,244	1,486	—	5,724

Income (loss) from operations	(447)	(6,521)	19,744	(332)	12,444
Equity in subsidiaries	12,891	(5,155)	—	(7,736)	—

Net income (loss)	$12,444	$(11,676)	$19,744	$(8,068)	$12,444

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2010

USD (in '000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(300,904)	$293,689	$1,644	—	$(5,571)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(554)	(343)	(1)		(898)
Proceeds from disposition of property, plant and equipment		758		—	758
Purchase of intangible assets		—	—	—	—
Loans advanced	(150)				(150)
Asset acquisition costs	(481)				(481)
Other					—

Cash (used in) provided by investing activities	(1,185)	415	(1)	—	(771)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(19)	—	—	—	(19)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Share capital issued	3	—	—	—	3
Intercompany notes payable/receivable	300,000	(300,000)	—	—	—

Cash provided by (used in) financing activities	299,984	(297,000)	(3,000)	—	(16)

Effect of exchange rate changes on cash and cash equivalents	—	(5)	(410)		(415)
Net (decrease) increase in cash and cash equivalents	(2,105)	(2,901)	(1,767)		(6,773)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$18,497	$14,011	$10,261	$—	$42,769

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2009

USD (in '000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$40,325	$4,884	$(15,219)	$—	$29,990

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39)	(684)	(20)	—	(743)
Other	—	334	(95)	—	239

Cash (used in) provided by investing activities	(39)	(350)	(115)	—	(504)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(2,580)	(1,610)	—	—	(4,190)
Dividends received / (paid)	—	2,000	(2,000)	—	—
Intercompany notes payable/receivable	(6,576)	2,205	4,371	—	—

Cash (used in) provided by financing activities	(9,156)	2,595	2,371	—	(4,190)

Effect of exchange rate changes on cash and cash equivalents	—	2	273	—	275
Net increase (decrease) in cash and cash equivalents	31,130	7,131	(12,690)	—	25,571
Cash and cash equivalents, beginning of year	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of year	$41,311	$13,702	$9,510	$—	$64,523

20.	SUBSEQUENT EVENTS

Amendment to Credit Amendment

As discussed in notes 1 and 11 above, in April 2010, the Company completed a third amendment to its existing credit agreement with Wells Fargo. The amendment included, among other items, amendments to the required financial covenants for Adjusted EBITDA and interest coverage ratios. The amendment also included other minor changes to certain of the operating covenants defined by the agreement.

Haemacure

On January 11, 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 in the U.S. The filings were completed on January 8, 2010. Haemacure’s Board of Directors authorized these actions in light of Haemacure’s financial condition and inability to raise additional financing. The Company agreed to provide up to a maximum amount of $1.0 million of additional financing, which has been substantially provided as of May 7, 2010, to fund Haemacure’s insolvency proceedings and day-to-day operations. The funds are being disbursed in accordance with a schedule agreed to by Haemacure and Angiotech. All funds loaned to Haemacure to date and in the future are secured by substantially all of their assets.

On April 7, 2010, the Company announced that it had completed the acquisition of substantially all of Haemacure’s assets. Consequently, the Company now holds title to all of the relevant research and development activities, manufacturing operations, key personnel, and intellectual property rights necessary to pursue the commercialization of Haemacure’s human biomaterial product candidates, namely fibrin sealant and thrombin hemostat. The Company has concluded that the acquisition qualifies as a business combination and therefore charged $0.3 million of transaction-related expensed incurred to selling, general and administration costs during the three months ended March 31, 2010. Management is still in the process of assessing and determining the purchase price allocation based on the fair values of the assets acquired.

Government Grant

On April 16, 2010, Surgical Specialties Puerto Rico Inc., the Company’s Puerto Rico based subsidiary, received a $2.1 million government grant for the construction of a clean room and completion of certain tenant improvements. The grant is expected to be recorded as a recovery against capital costs in the second quarter of 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three months ended March 31, 2010

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three months ended March 31, 2010, provides an update to the MD&A for the year ended December 31, 2009 and should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2010 and our audited consolidated financial statements for the year ended December 31, 2009, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three months ended March 31, 2010 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2009 audited consolidated financial statements and our 2009 Annual Report on Form 10-K (as amended by our Amendment No.1 on Form 10-K/A, collectively, the “2009 Annual Report”), is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the remainder of 2010 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through sales of our medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the three months ended March 31, 2010, we recorded $51.0 million in direct sales of our various medical products and $12.3 million in royalties and license fees received from our partners.

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

Base Medical Products. Certain of our product lines, which we refer to as our Base Medical Products, represent more mature finished goods product lines in the biopsy, ophthalmology and general surgery areas, as well as medical device components manufactured by us and sold to other third-party medical device manufacturers who assemble those components into finished medical devices. Sales of our Base Medical Products are supported by a small group of direct sales personnel, as well as a network of independent sales representatives and medical product distributors. These sales tend to exhibit greater volatility or slower growth when compared to sales of our Proprietary Medical Products. This is particularly the case with our sales of components to third-party medical device manufacturers, which may be impacted by customer concentration and the business issues that certain of our large customers may face, as well as to a more limited extent by economic and credit market conditions.

Significant Recent Developments

Cook Medical. In April 2010 we announced that our partner, Cook Medical, Inc., had announced that it had enrolled its first patient in its landmark Formula™ PTX® clinical trial. The trial is the first of its kind to evaluate the safety and effectiveness of a paclitaxel-eluting stent to treat renal artery disease, the narrowing of the arteries that supply blood to the kidneys. The multi-center, randomized trial plans to enroll 120 patients at sites across Europe. The trial utilizes Cook’s Formula renal stent, which is designed with a very low profile that may help it cross tightly blocked vessels for placement into diseased renal arteries

Amendment to Credit Agreement. In April 2010 we completed a third amendment to our credit agreement with Wells Fargo Capital Finance, LLC, formerly Wells Fargo Foothill, LLC (“Wells Fargo”). The amendment included, among other items, amendments to financial covenants pertaining to minimum earnings before interest, taxes, depreciation and amortization (‘EBITDA”) levels, interest coverage ratios and the definition of Adjusted EBITDA. The significant amended items will allow us continued access to funds per the terms of the credit agreement, and are primarily intended to reflect the continued declines and uncertainty of sales of TAXUS by BSC and the related potential impact on our Adjusted EBITDA.

Closing of Acquisition of Certain Product Candidates and Technology Assets of Haemacure Corporation. In April 2010 we announced the closing of the acquisition of certain product candidates and technology assets of Haemacure Corporation (“Haemacure”). Haemacure had been involved in proceedings under Canada’s Bankruptcy and Insolvency Act and Chapter 11 of the U.S. Bankruptcy Code. Through an asset sale transaction, we acquired all of the relevant research and development activities, manufacturing operations, key personnel, and intellectual property rights necessary to pursue further clinical development of Haemacure’s human biomaterial product candidates, specifically fibrin sealant and thrombin hemostat.

In June 2009, we provided Haemacure a US$2.5 million senior secured bridge loan as part of a collaboration that provided us with certain technology and product distribution rights. In January 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada), and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the Bankruptcy Code in the U.S. In March 2010 Haemacure announced that it had obtained authorization from the Superior Court of the Province of Québec to sell its assets to us and that the U.S. Bankruptcy Court had authorized the sale to us of the assets of Haemacure's U.S. subsidiary. At closing, we we have funded approximately $1.5 million in additional expenses, which include the funding of Haemacure’s insolvency proceedings and day-to-day operations, legal fees and expenses. We expect that modest additional expenditures for research and development may be required in 2010, depending upon final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility. We have concluded that the acquisition qualifies as a business combination and therefore charged $0.3 million of transaction-related expenses incurred to selling, general and administration costs during the three months ended March 31, 2010. Management is still in the process of assessing and determining the purchase price allocation based on the fair values of the assets acquired.

MultiStem® Stem Cell Therapy. In February 2010, Athersys, Inc. (“Athersys”) announced that enrollment for the phase I clinical trial had been completed. Initial results of the clinical trial are expected to be announced by the second half of 2010. The phase I clinical trial is an open label, multi-center dose escalation trial evaluating the safety and maximum tolerated dose of a single administration of allogeneic MultiStem cells following an acute myocardial infarction. Following standard treatment, enrolled patients receive MultiStem delivered via a catheter that enables rapid and efficient delivery of MultiStem into the region of damage in the heart. The study is being conducted at multiple cardiovascular treatment centers in the U.S., including the Cleveland Clinic, Columbia University Medical Center and Henry Ford Health System, and includes patients in three treatment cohorts or dose groups, as well as a non-treated registry group. In preclinical studies conducted by Athersys and independent cardiovascular research teams, administration of MultiStem following an ischemic injury to the heart has been associated with a number of benefits, including an increase in ejection fraction, or volume of blood pumped from the heart, a reduction of inflammation in the region of ischemic injury and increased angiogenesis, each believed to help augment recovery and healing.

Upon completion of the phase I human clinical trial which is currently being conducted by Athersys, we may, at our option, assume lead responsibility for further clinical development. We currently own marketing and commercialization rights with respect to this product candidate.

TAXUS® Element™ Paclitaxel-Eluting Coronary Stent System. On March 15, 2010, we announced BSC’s results for the PERSEUS clinical trial. The PERSEUS clinical trial compared the TAXUS Element stent to prior-generation stents in more than 1,600 patients in two parallel trials at 90 centers worldwide. This clinical program evaluated the safety and efficacy of the TAXUS Element stent in two studies. The first study evaluated the safety and efficacy of the TAXUS Element stent compared to the TAXUS Express2™ stent in 1,264 patients with “workhorse” lesions from 2.75 to 4.0 mm. This prospective, randomized (3:1) trial met its primary endpoint of non-inferiority for target lesion failure (“TLF”) at 12 months with rates of 5.6 percent for the TAXUS Element Stent and 6.1 percent for the TAXUS Express2 stent. The secondary endpoint of in-segment percent diameter stenosis at nine months, as measured by quantitative coronary angiography, was also met. The second study compared the TAXUS Element stent to a historic control (TAXUS V de novo bare-metal Express coronary stent system) in 224 patients with lesions from 2.25 to 2.75 mm. The trial met its primary endpoint of superiority for in-stent late loss at nine months with unadjusted values of 0.38 mm for the TAXUS Element stent and 0.80 mm for the Express stent, which was statistically significant. The trial also met its secondary endpoint of superiority for TLF at 12 months, showing a reduction, which was statistically significant, with an unadjusted rate of 7.3 percent for the TAXUS Element stent compared to a pre-specified performance goal of 19.5 percent based on historical outcomes for the Express control stent.

In addition, on March 16, 2010, we announced BSC’s results from an analysis of one-year subset data from the HORIZONS acute myocardial infarction trial assessing the impact of diabetes on clinical and angiographic outcomes in heart attack patients treated with the TAXUS Express2 Paclitaxel-Eluting Stent System or the Express bare-metal stent. The results demonstrated that the TAXUS Express Stent significantly reduced ischemia-driven target lesion revascularization (TLR) at one year and binary in-stent restenosis at 13 months in diabetic patients experiencing an acute myocardial infarction compared to an otherwise identical bare-metal control stent. Analysis of the data was presented on March 16, 2010 at the American College of Cardiology Annual Scientific Sessions.

Acquisitions

As part of our business development efforts we have completed several significant acquisitions. Terms of certain of these acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the three months ended March 31, 2010, we did not complete any acquisitions. In April 2010 we completed the acquisition of certain product candidates and technology assets of Haemacure as described above under “Significant Recent Developments.”

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

As discussed under, “Significant Recent Developments”, in April 2010 we announced the closing of the acquisition of certain product candidates and technology assets of Haemacure. Haemacure had been involved in proceedings under Canada’s Bankruptcy and Insolvency Act and Chapter 11 of the U.S. Bankruptcy Code. Through an asset sale transaction, Angiotech acquired all of the relevant research and development activities, manufacturing operations, key personnel, and intellectual property rights necessary to pursue further clinical development of Haemacure’s human biomaterial product candidates, specifically fibrin sealant and thrombin hemostat.

In June 2009, we provided Haemacure a US$2.5 million senior secured bridge loan as part of a collaboration that provided us with certain technology and product distribution rights. In January 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada), and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the Bankruptcy Code in the U.S. In March 2010 Haemacure announced that it had obtained authorization from the Superior Court of the Province of Québec to sell its assets to us and that the U.S. Bankruptcy Court had authorized the sale to us of the assets of Haemacure's U.S. subsidiary. At closing, we have funded approximately $1.5 million in additional expenses, which include the funding of Haemacure’s insolvency proceedings and day-to-day operations, legal fees and expenses. We expect that modest additional expenditures for research and development may be required in 2010, depending upon final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility. We have concluded that the acquisition qualifies as a business combination and therefore charged $0.3 million of transaction-related expenses incurred to selling, general and administration costs during the three months ended March 31, 2010. Management is still in the process of assessing and determining the purchase price allocation based on the fair values of the assets acquired.

Our other significant collaborations, licenses, sales and distribution agreements are listed in the exhibits index to the 2009 Annual Report and may be found at the locations specified therein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2009 Annual Report. We believe that there have been no significant changes during the three months ended March 31, 2010 to our critical accounting policies.

Results of Operations

Overview

	Three months ended March 31,
(in thousands of U.S.$, except per share data)	2010	2009
Revenues
Pharmaceutical Technologies	$12,361	$42,164
Medical Products	50,980	46,136

Total revenues	63,341	88,300

Operating income	3,131	27,495

Other expense	(8,625)	(9,327)

(Loss) income before income taxes	(5,494)	18,168

Income tax expense (recovery)	1,201	5,724

Net (loss) income	$(6,695)	$12,444

Basic net income (loss) per common share	$(0. 08)	$0.15
Diluted net income (loss) per common share	$(0. 08)	$0.14

For the three months ended March 31, 2010, we recorded a net loss of $6.7 million ($0.08 basic net loss per common share), compared to net income of $12.4 million ($0.15 basic net income per common share) for the three months ended March 31, 2009.

The decrease in net income of $19.1 million is due to several factors, most significantly due to the impact of a one time payment of $25.0 million received during the three months ended March 31, 2009, as a result of the transaction with Baxter Healthcare Corporation (“Baxter”) in the first quarter of 2009 that significantly increased our reported net income during that period as compared to the current period, a $1.1 million decrease in license fees as a result of the transaction with Baxter, a $0.7 million increase in research and development costs, a $2.0 million increase in selling, general and administrative costs and a reduction of $3.6 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems. These factors were partially offset by an improvement in gross profit of $3.8 million, a one-time gain on settlement of a litigation matter with RoundTable Healthcare Partners, LP (“RoundTable”) of $4.7 million, a lower interest rate incurred on our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) and lower income tax expense of $1.2 million in the three months ended March 31, 2010 compared to an income tax expense of $5.7 million in the same period in 2009.

Revenues

	Three months ended March 31,
(in thousands of U.S.$)	2010	2009
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$11,331	$14,904
Royalty revenue – other	977	2,207
License fees	53	25,053

	$12,361	$42,164

Medical Products:
Product sales	50,980	46,136

Total revenues	$63,341	$88,300

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

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the three months ended March 31, 2010 decreased by 24% as compared to the same period in 2009 as the result of lower sales of paclitaxel-eluting stents by BSC during the period. Royalty revenue for the quarter ended March 31, 2010 was based on BSC’s net sales for the period October 1, 2009 to December 31, 2009 of $186 million, of which $73 million was in the U.S., compared to net sales of $239 million, of which $104 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the three months ended March 31, 2010 on BSC’s net sales was 6.0% for sales in the U.S. and 6.1% for sales in other countries, compared to an average rate of 6.4% for sales in the U.S. and 6.1% for sales in other countries for the same period in the prior year. The average gross royalty rate for the U.S. declined slightly in the current period as a result of our tiered royalty rate structure for sales in the U.S.

For the three months ended March 31, 2010, other royalty revenue decreased by $1.2 million as compared to the same period in 2009 due to the elimination of royalty payments from Baxter as a result of the Amended and Restated Distribution and License Agreement which was completed in the first quarter of 2009. The entry into the Amended and Restated Distribution and License Agreement with Baxter also explains the $25.0 million reduction in license fees for the three months ended March 31, 2010 as compared to the same period in 2009, due to the $25.0 million payment we received upon entry into the agreement.

We expect revenues in our Pharmaceutical Technologies segment may continue to decrease for the remainder of 2010 as compared to revenues recorded in the same period in 2009, primarily as a result of continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS, and the elimination of ongoing royalty payments from Baxter as a result of our entry into the Amended and Restated Distribution and License Agreement.

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

Revenue from our Medical Products segment for the three months ended March 31, 2010 was $51.0 million, an increase of 11% from the $46.1 million recorded for the same period in 2009. This increase was due to a 21% increase in sales of our Proprietary Medical Products and a 6% increase in sales of our Base Medical Products.

Sales of our Proprietary Medical Products increased to $15.7 million during the three months ended March 31, 2010 from $13.0 million during the same period in 2009, due primarily to higher sales of certain of our product lines, most significantly our Quill SRS product line and our Option IVC Filter. These sales increases were offset by the elimination of revenue from our EnSnare™ product line starting in the three months ended March 31, 2010. In 2009, we elected not to match an offer made to our partner Hatch Medical, LLC to purchase all rights to the EnSnare product line, and as a result we will record no sales of EnSnare in 2010 or future periods. We do not expect the elimination of the EnSnare product line to have a material impact on our product sales or gross profit margin in 2010 or future periods as compared to prior periods. Sales of our Proprietary Medical Products during the three months ended March 31, 2010 as compared to the same period in 2009 were also positively impacted by foreign currency fluctuations. Excluding the impact of foreign currency changes, sales of our Proprietary Medical Products would have increased by 18% during the three months ended March 31, 2010 as compared to the same period in 2009.

Sales of our Base Medical Products increased to $35.1 million during the three months ended March 31, 2010 from $33.2 million during the same period in 2009, due primarily to growth in sales of our biopsy product line and, to a lesser extent, improved sales of medical device components manufactured by us and sold to other third-party medical device manufacturers. Sales of our Base Medical Products were also positively impacted by foreign currency fluctuations. Excluding the impact of foreign currency changes, sales of our Base Medical Products would have increased by 5% during the three months ended March 31, 2010 as compared to the same period in 2009.

Because we believe certain of our Proprietary Medical Products have a high potential for growth, we believe that revenue in our Medical Products segment will continue to increase during the remainder of 2010 as compared to 2009. This expected growth may be mitigated or offset by more limited growth of our Base Medical Products, in particular if sales of our medical devices and device components to third-party customers are lower than expected.

Expenditures

	Three months ended March 31,
(in thousands of U.S.$)	2010	2009
Cost of products sold	$25,204	$23,966
License and royalty fees	2,237	2,905
Research and development	6,807	6,097
Selling, general and administrative	21,598	19,572
Depreciation and amortization	8,374	8,265
Escrow settlement recovery	(4,710)	—
Write-down of other assets held for sale	700	—

	$60,210	$60,805

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $1.2 million to $25.2 million for the three months ended March 31, 2010 compared to $24.0 million for the same period of 2009, primarily relating to the higher levels of aggregate Medical Products segment sales as described above. Gross margins for our Medical Products segment sales were 50.6% for the three months ended March 31, 2010 compared to 48.1% for the same period of 2009. Gross margins in 2010 were positively impacted by a relative increase in sales of our higher gross margin Proprietary Medical Products, the continued launch of certain new, higher margin product lines, for which there were no material sales in the comparable prior year period, and the benefit of improved absorption of fixed costs as a result of higher sales volumes.

We expect that cost of products sold will continue to be significant and that gross margins may continue to improve during the remainder of 2010, primarily as a result of improved sales mix and specifically as a result of potential increases in sales of our Proprietary Medical Products that provide higher relative gross margins. These improvements may be offset by the impact of certain sales and pricing initiatives for our Base Medical Products designed to improve sales volume, market share, fixed manufacturing capacity utilization and overall operating cash flow.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense for the three months ended March 31, 2010 as compared to the same period in the prior period reflects the reduction in our royalty revenue discussed above.

We expect license and royalty fee expense to continue to be a significant cost during the remainder of 2010, commensurate with the amount of royalty revenue we earn. As described above, we expect that royalty revenues may continue to decline during the remainder of 2010, which we expect to result in a corresponding decrease in our license and royalty fee expenses.

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

Research and development expenditures increased to $6.8 million for the three months ended March 31, 2010 as compared to $6.1 million for the same period in 2009. The increase was primarily due to slight increases in salaries and benefits and occupancy costs for our research departments. The increase in salaries and benefits costs was due to increased headcount in our research departments and the increase in occupancy costs was due primarily to a credit for operating costs on our head office facility in the prior period due to lower operating costs than estimated. We also had a slight increase in patent related costs during the three months ended March 31, 2010 as compared to the same period in 2009.

Consistent with our business strategy of offering innovative new medical products, we anticipate we will continue to incur significant research and development expenditures during the remainder of 2010 and in future periods. We expect our research and development expenditures during the remainder of 2010 to continue to be slightly greater than the level of expenditures observed in 2009. In addition, we expect that modest additional expenditures for research and development may be required in 2010 relating to our acquisition of technology and product candidates from Haemacure, depending upon final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility.

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

Selling, general and administrative expenditures were $21.6 million for the three months ended March 31, 2010 as compared to $19.6 million for the same period in 2009. The higher expenditures were primarily due to increased salaries and benefits, operating costs and travel costs as a result of increased sales and marketing personnel relating to our Proprietary Medical Products. This was offset by reduced professional fees primarily as a result of a reduction in costs relating to our litigation with RoundTable, which was settled early in January 2010 as discussed above. In addition, as described above under “Significant Recent Events”, we recorded $0.3 million of transaction-related costs incurred as general and administrative expenses during the three months ended March 31, 2010, relating to the Haemacure acquisition that closed in April 2010.

We expect that selling, general and administrative expenses may increase in the remainder of 2010 as compared to the same period in 2009, primarily due to potential increases in selling and marketing expenses relating to sales and marketing efforts for certain of our Proprietary Medical Products. These expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the three months ended March 31, 2010, compared to $8.3 million for the same period in 2009, and is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations of $7.6 million and $7.4 million, respectively, and depreciation of property, plant and equipment of $0.8 million and $0.9 million, respectively.

We expect depreciation and amortization expense during the remainder of 2010 to continue to be comparable to amounts recorded in the same period in 2009.

Settlement of Escrow Claim

In January 2010 we received $4.7 million in full settlement of an outstanding litigation with RoundTable. The litigation related to a claim we had made against amounts paid into escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc. that remained in escrow pending resolution of certain representations and warranties in the agreement governing the acquisition. The proceeds received have been recorded as escrow settlement recovery during the three months ended March 31, 2010.

Write-down of Assets Held For Sale

In connection with our plans for capacity rationalization in our Pharmaceutical Technologies segment, in 2008 we reclassified a property that is no longer used as a current asset as held for sale in accordance with guidance for accounting for impairment of long-lived assets under ASC No. 350 – General Intangibles Other than Goodwill and ASC No. 360 – Property, Plant and Equipment. This property has a carrying value of approximately $2.3 million as of March 31, 2010, which represents the lower of cost and fair value less cost to sell. Impairment charges related to this property of $0.7 million have been recorded against income from continuing operations for the three months ended March 31, 2010.

Other Income (Expense)

	Three months ended March 31,
(in thousands of U.S.$)	2010	2009
Foreign exchange (loss) gain	$347	$732
Investment and other income (loss)	(53)	(15)
Interest expense on long term-debt	(8,919)	(10,044)

	($8,625)	($9,327)

Net foreign exchange gains and losses were primarily the result of changes in the relationship of the U.S. dollar to Canadian dollar and other foreign currency exchange rates when translating our foreign currency denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to meet our anticipated operating and capital expenditure needs in future periods in jurisdictions outside of the U.S. We do not use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

During the three months ended March 31, 2010, we incurred interest expense of $8.9 million on our outstanding long-term debt obligations, as compared to $10.0 million for the same period in 2009. The decrease of $1.1 million resulted from a decline in the interest rate applicable on our Floating Rate Notes due to lower LIBOR rates. The interest rate decline resulted in an average interest rate of 4.0% on our Floating Rate Notes for the three months ended March 31, 2010 as compared to 5.65% for the three months ended March 31, 2009. Interest expense also includes $0.7 million and $0.6 million for amortization of deferred financing costs for the three months ended March 31, 2010 and 2009, respectively.

Income Tax

For the three months ended March 31, 2010 we recorded an income tax expense of $1.2 million, compared to an income tax expense of $5.7 million for the three months ended March 31, 2009. The income tax expense for the three months ended March 31, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian corporate tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

At March 31, 2010, we had working capital of $65.7 million and cash resources of $42.8 million, consisting of cash and cash equivalents. In aggregate, our working capital decreased by $0.8 million as compared to December 31, 2009, comprised primarily of increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and income taxes payable, offset by decreases in cash and short-term investments and increases in interest payable for the three months ended March 31, 2010.

We maintain a revolving credit facility with Wells Fargo. The total potential available credit under the revolving credit facility is $25.0 million (subject to a borrowing base formula derived from the value of certain of our and our subsidiaries’ finished goods inventory and accounts receivable). As of March 31, 2010, the amount of financing available under the revolving credit facility was approximately $14.1 million, which is net of a $1.5 million letter of credit issued under the revolving credit facility. As of March 31, 2010, there were no borrowings outstanding under the revolving credit facility.

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

At any time, the amount of financing available under the revolving credit facility, may be significantly less than $25.0 million and is expected to fluctuate from month to month with changes in levels of certain finished goods and accounts receivable. Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR rate was 0.25% on March 31, 2010, a 0.50% increase or decrease in the LIBOR rate as of March 31, 2010 would have no impact on interest payable under the credit facility. The revolving credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. A breach of any of these covenants could result in our inability to draw on the facility or the immediate repayment of any then outstanding principal and interest. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by us. We maintain this facility to provide additional liquidity and capital resources for working capital and general corporate purposes in the near term and more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs. In April 2010 we completed an amendment to our credit agreement with Wells Fargo. The amendment included, among other items, amendments to financial covenants pertaining to minimum EBITDA levels, interest coverage ratios and the definition of Adjusted EBITDA. The significant amended items will allow us continued access to funds per the terms of the credit agreement, and are primarily intended to reflect the continued declines and uncertainty of sales of TAXUS by BSC and the related potential impact on our Adjusted EBITDA.

On July 23, 2009, we filed a shelf registration statement on Form S-3 with the SEC and a corresponding preliminary short form base shelf prospectus with the securities commissions of British Columbia and Ontario. On December 7, 2009, the shelf registration statement on Form S-3 (as amended by our Amendment No.1 on Form S-3/A) was declared effective by the SEC and we filed a final short form base shelf prospectus with the securities commissions of British Columbia and Ontario. The registration statement on Form S-3 and short form base shelf prospectus allow us to make offerings of Common shares, Class I Preference shares, debt securities, warrants or units for initial aggregate proceeds of up to $250.0 million to potential purchasers in British Columbia, Ontario and the U.S. We believe that having the ability to issue these securities gives us the flexibility to raise capital quickly and effect other long-term changes to our capital structure that we may deem advisable in the future. However, there is no assurance that we will be able to complete any such offerings.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below and the significant cash that will be necessary to continue to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our financial obligations beyond the first quarter of 2011.

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

As a result of uncertainty and volatility relating to the market and competitive environment for drug-eluting stents and to address our liquidity needs, we continue to assess a broad range of strategic and financial alternatives. We may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favorable for our current lenders or our shareholders. Capital markets conditions deteriorated significantly during 2008 and 2009, including a significant and material decline in the level of corporate lending activity, combined with a significant increase in the cost of any such lending, and current conditions continue to be challenging for us. Current and future market conditions may have a material effect on our ability to complete any of the activities as described on favorable terms, if at all.

Cash Flow Highlights

	Three months ended March 31,
(in thousands of U.S.$)	2010	2009
Cash and cash equivalents, beginning of period	$49,542	$38,952
Cash (used in) provided by operating activities	(5,571)	29,990
Cash used in investing activities	(771)	(504)
Cash (used in) provided by financing activities	(16)	(4,190)
Effect of exchange rate changes on cash	(415)	275

Net (decrease) increase in cash and cash equivalents	(6,773)	25,571

Cash and cash equivalents, end of period	$42,769	$64,523

Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended March 31, 2010 was $5.6 million compared to cash provided by operating activities of $30.0 million for the comparative period in 2009. The decrease in cash provided by operating activities of $35.6 million was due primarily to: (i) the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009 and (ii) an $18.6 million increase in net working capital requirements, offset by the $4.7 million settlement of the escrow claim with RoundTable. The more significant factors driving the increase in net working capital requirements include (i) the timing of accounts payable and income tax liability payments; (ii) an increase in accounts receivable due primarily to increased sales of our Proprietary Medical Products; and (iii) an increase in inventory required to support anticipated growth in certain product lines, most specifically Quill SRS and Option IVC Filter. These increases in working capital were partly offset by higher interest payable, primarily relating to our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”), interest on which is paid semi-annually on April 1st and October 1st.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2010 was $0.8 million compared to $0.5 million for the same quarter in 2009. For the quarter ended March 31, 2010, net cash used in investing activities was primarily for capital expenditures of $0.9 million, offset by proceeds on disposition of property, plant and equipment of $0.8 million. In addition, we incurred $0.5 million of transaction-related costs during the three months ended March 31, 2010 relating to the Haemacure transaction. For the quarter ended March 31, 2009, the net cash used in investing activities was primarily for capital expenditures of $0.7 million.

Depending on the composition and aggregate amount of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At March 31, 2010, we were not holding any short-term marketable securities.

At March 31, 2010 and December 31, 2009, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	March 31, 2010	December 31, 2009
Canadian dollars	$677	$5,542
Swiss franc	840	986
Euro	4,372	5,680
Danish krone	1,020	412
Other	1,648	2,587

Cash Flows from Financing Activities

Net cash used in financing activities for the quarter ended March 31, 2010 was nominal. Net cash used in financing activities for the quarter ended March 31, 2009 was $4.2 million, primarily relating to the postponed transaction with Ares and New Leaf announced in the second half of 2008, as well as expenditures related to the credit facility announced on March 2, 2009 (see “Liquidity and Capital Resources”).

LONG-TERM DEBT

(a) Floating Rate Notes

On December 11, 2006, we issued the Floating Rate Notes in the aggregate principal amount of $325 million. The Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At March 31, 2010, the interest rate on these notes was 4.0%. We may redeem all or a part of the Floating Rate Notes at specified redemption prices.

(b) Senior Subordinated Notes

On March 23, 2006, we issued the Senior Subordinated Notes due 2014 in the aggregate principal amount of $250.0 million. The Subordinated Notes bear interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes are unsecured obligations. The Subordinated Notes and related note guarantees provided by us and certain of our subsidiaries are subordinated to our Floating Rate Notes described above, our existing and future senior indebtedness. We may redeem all or a part of the Subordinated Notes at specified redemption prices.

(c) Debt Covenants

The terms of the indentures governing our Floating Rate Notes and our Subordinated Notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.

In addition, our revolving credit facility includes a number of customary financial covenants, including a requirement to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage (defined as interest expense divided by Adjusted EBITDA), as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of our business, make distributions or make advances, loans or investments. As discussed above, in April 2010, we completed an amendment to the credit agreement which included amendments to the required financial covenants for Adjusted EBITDA and interest coverage ratios.

Contractual Obligations

During the three months ended March 31, 2010, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2009 Annual Report.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of March 31, 2010, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) on measuring liabilities at fair value under accounting standard codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The update provides clarification on how to measure the fair value of a liability when a quoted price for an identical liability is not available in an active market. This includes a discussion of appropriate valuation techniques. ASC No. 820 is effective for reporting periods, including interim periods, beginning after August 26, 2009. Given that we did not elect the fair value option of any of its liabilities, the adoption of this standard had no impact on the valuation of our liabilities.

In June 2009, the FASB issued a new standard under ASC No. 810-10, Consolidation which changes the consolidation model for variable interest entities (“VIE”). The revised model increases the qualitative analysis required when identifying which entity is the primary beneficiary that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE. The new standard eliminates the QSPE exemption, requires ongoing reconsideration of the primary beneficiary and amends the events which trigger reassessment of whether an entity is a VIE. We adopted the new guidance effective January 1, 2010. Adoption of this standard did not have a material impact on our first quarter 2010 financial results.

In January 2010, the FASB issued ASU No. 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, under ASC No. 810. The update clarifies the scope of decreases in ownership provisions and expands required disclosures for subsidiaries that are deconsolidated or group of assets that are derecognized. ASU No. 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, however, the amendments must be applied retrospectively to the first period that an entity adopted ASC No. 810-10. The adoption of the update did not have any impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, under ASC No. 820-10. The update requires new disclosures about (i) significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) the roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. With the exception of the changes to Level 3 fair value measurements, all new disclosures and clarifications under ASC No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. These amendments have had no impact on our financial results given that they relate to disclosure and presentation only. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. These disclosures are not expected to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 was effective upon issuance and had no material impact on our financial statements or disclosures.

Future Accounting Pronouncements

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

Outstanding Share Data

As of March 31, 2010, there were 85,158,971 common shares issued and outstanding for a total of $472.7 million in share capital. At March 31, 2010, we had 6,000,792 CDN dollar stock options, and stock options with tandem stock appreciation rights, which we refer to as awards, outstanding under the Angiotech Pharmaceuticals, Inc. stock option plan (of which 2,919,070 were exercisable) at a weighted average exercise price of CDN$5.20. We also had 4,072,873 U.S. dollar awards outstanding under this plan at March 31, 2010 (of which 1,197,727 were exercisable), at a weighted average exercise price of US$1.50. Pursuant to the 2006 Stock Incentive Plan, holders of each CDN dollar award and U.S. dollar award issued on or after October 1, 2002 may exercise their tandem stock appreciation right instead of the underlying stock option. The holder exercising the underlying stock option receives one common share of Angiotech Pharmaceuticals, Inc. for each option exercised. The holder exercising the tandem stock appreciation right portion of an award receives a portion of a common share of Angiotech Pharmaceuticals, Inc. with a fair value equal to the excess of the fair value of the common share subject to the underlying option at the time of exercise over the option price as set forth in the option agreement. Holders of each CDN dollar stock option issued prior to October 1, 2002 may exercise each option for one common share of Angiotech Pharmaceuticals, Inc.

As of March 31, 2010, there were 78 stock options outstanding in the American Medical Instruments Holdings, Inc. stock option plan (of which 49 were exercisable). Each stock option issued under this plan is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2010, we had cash and cash equivalents of $42.8 million (December 31, 2009 - $49.5 million).

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 4.00% at March 31, 2010 (December 31, 2009 – 4.01%). Based upon the average floating rate debt levels of the Company during the three months ended March 31, 2010, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for each of the years ended March 31, 2010 and 2009. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange gains of $0.3 million for the three months ended March 31, 2010 (March 31, 2009 - $0.7 million foreign exchange gain) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 12.4% of our net revenue for the three months ended March 31, 2010 (March 31, 2009 – 9%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended March 31, 2010. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $0.7 million (March 31, 2009 - $0.7 million).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and have additionally filed a further Writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009 Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and the Company does not know when a decision will be made.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in Angiotech’s favor, finding that the BioPince did not infringe a key claim of Dr. Baran’s patents. Dr. Baran has appealed this decision. A hearing in this matter has been scheduled for June 9, 2010.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, no hearing date has yet been set by the EPO.
•	In EP1159974, the EPO has scheduled oral proceedings for June 9, 2010. Angiotech filed its written submissions on April 8, 2010.
•	In EP1159975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the appeal.
•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•

In EP0991359, a Notice of Opposition was filed. Angiotech filed a response on September 8, 2009. A hearing date was set for March 10, 2010, and then canceled by the EPO after the opponent withdrew from the proceedings. On April 1, 2010, the EPO maintained the patent in amended form. An appeal can be filed by the opponent up to June 11, 2010.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. In addition to the risk factors set forth in the 2009 Annual Report, the following risk factors modify and supplement, and should be read in conjunction with, the risk factors disclosed in the 2009 Annual Report. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

Risks Related to Our Business

The Company has historically been unprofitable and may not be able to achieve and maintain profitability

The Company began operations in 1992 and has incurred a loss from operations in a majority of the years in which it has been operating. The Company’s ability to become profitable and maintain profitability will depend on, among other things, the amounts of royalty revenue it receives from its corporate partners; its ability to restructure its existing indebtedness and improve its capital structure; its ability to maintain and improve sales of its existing product lines; its ability to successfully market and sell certain new products and technologies; its ability to research, develop and successfully launch new products and technologies; its ability to improve its profit margins through lower manufacturing costs and efficiencies or improved product sales mix; and its ability to effectively control its various operating costs.

The Company’s working capital and funding needs may vary significantly depending upon a number of factors including, but not limited to, the level of royalty revenue its receives from corporate partners; its levels of sales and gross profit; costs associated with its manufacturing operations, including capital expenditures, labor and raw materials costs, and its ability to realize manufacturing efficiencies from its various operations; fluctuations in certain working capital items, including inventory and accounts receivable, that may be necessary to support the growth of its business or new product introductions; progress of our research and development programs and costs associated with completing clinical studies and the regulatory process; collaborative and license arrangements with third parties; the cost of filing, prosecuting and enforcing its patent claims and other intellectual property rights; expenses associated with litigation; opportunities to in-license complementary technologies or potential acquisitions; potential milestone or other payments it may make to licensors or corporate partners; and technological and market developments that impact its royalty revenue, sales levels or competitive position in the marketplace.

The significant decline in TAXUS royalty payments the Company received from BSC, the large amount of our outstanding indebtedness and the related cash interest payments due on such indebtedness, the current economic conditions affecting the Company and its partners’ or customers’ financial stability, as well as the capital and other expenditures required to develop the medical products segment of its business, among other factors, have adversely affected its operations and liquidity. Under the terms of the Company’s credit facility, financing under the credit facility may not be available when it is needed, and financing in addition to the credit facility, may not be available, if at all, on attractive or acceptable terms due to credit market conditions and other factors. While the Company has been pursuing options to improve its capital structure and address its potential working capital needs, its efforts have not been successful to date. Due to numerous factors that may impact the Company’s future cash position, working capital and liquidity, as discussed below, and the significant cash that will be necessary to continue to service its current level of debt obligations, there can be no assurances that the Company will have adequate liquidity and capital resources to satisfy its financial obligations beyond March 2011. If the Company’s cash flows are worse than expected, it may require additional funds in order to meet the funding requirements of its commercial operations for its research and development programs, to satisfy certain contractual obligations, for other operating and capital requirements, to satisfy milestone or other payment obligations due to licensors or corporate partners, to repay or refinance its indebtedness or for potential acquisitions or in-licensing of technologies.

Future legislation or regulatory changes to, or consolidation in, the healthcare system may affect our ability to sell our product profitably.

There have been, and the Company expects there will continue to be, a number of legislative and regulatory proposals to change the healthcare system, and some could involve changes that could significantly affect the Company’s business. For example, the recent healthcare reform bill signed into law in the U.S. includes a 2.3% excise tax on a wide range of medical devices. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of the Company’s products, which would seriously harm its business. Additionally, initiatives to reduce the cost of healthcare have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from certain market segments as consolidated groups such as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the Company’s hospital customers. The Company expects that market demand, government regulation, and third-party reimbursement policies will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among its customers and competitors, which may reduce competition, exert further downward pressure on the prices of its products and may adversely impact its business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	RESERVED

Item 5.	Other Information

None

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Earnings ratios update

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: May 7, 2010	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)