Form 10-Q
period 2010-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2010-08-09
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

85,172,452 Common Shares, no par value, as of August 9, 2010

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents [note 6]	$29,666	$49,542
Short-term investments [note 7]	5,482	7,780
Accounts receivable	30,536	28,167
Income tax receivable	914	1,090
Inventories [note 8]	37,859	35,541
Deferred income taxes, current portion	3,623	4,284
Prepaid expenses and other current assets	2,529	3,294

Total current assets	110,609	129,698

Assets held for sale	3,800	5,300
Property, plant and equipment [note 9]	48,382	46,879
Intangible assets [note 10]	157,394	173,019
Deferred financing costs [note 13(b)]	10,197	11,409
Deferred income taxes, non-current portion	2,074	2,009
Other assets	1,910	3,754

Total assets	$334,366	$372,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 11]	$40,639	$46,324
Income taxes payable	5,163	10,858
Interest payable on long-term debt	6,027	6,004

Total current liabilities	51,829	63,186

Deferred leasehold inducement [note 12]	4,466	2,888
Deferred income taxes	38,307	38,787
Other tax liabilities	3,247	3,898
Long-term debt [note 13(a)]	575,000	575,000
Other liabilities	1,261	1,596

Total non-current liabilities	622,281	622,169

Commitments and contingencies [note 17]

Stockholders’ deficit
Share capital [note 15]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2010 – 85,170,276
December 31, 2009 – 85,138,081	472,749	472,742
Additional paid-in capital	34,589	33,687
Accumulated deficit	(887,310)	(866,541)
Accumulated other comprehensive income	40,228	46,825

Total stockholders’ deficit	(339,744)	(313,287)

Total liabilities and stockholders’ deficit	$334,366	$372,068

See accompanying notes to the interim consolidated financial statements

Angiotech Pharmaceuticals, Inc.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Product sales, net	$52,948	$47,179	$103,928	$93,316
Royalty revenue	8,886	16,996	21,194	34,107
License fees	52	398	105	25,450

	61,886	64,573	125,227	152,873

EXPENSES
Cost of products sold	27,871	25,682	53,075	49,648
License and royalty fees	1,477	2,568	3,714	5,474
Research and development	6,853	6,833	13,660	12,930
Selling, general and administration	22,784	21,606	44,382	41,178
Depreciation and amortization	8,277	8,296	16,651	16,560
Write-down of assets held for sale	—	—	700	—
Escrow settlement recovery [note 16]	—	—	(4,710)	—

	67,262	64,985	127,472	125,790

Operating (loss) income	(5,376)	(412)	(2,245)	27,083

Other income (expenses):
Foreign exchange gain (loss)	919	(1,441)	1,266	(709)
Other expense	(333)	(600)	(386)	(615)
Interest expense on long-term debt	(9,027)	(9,641)	(17,946)	(19,685)
Write-down of investments	(216)	—	(216)	—
Loan settlement gain [note 5]	1,180	—	1,180	—

Total other expenses	(7,477)	(11,682)	(16,102)	(21,009)

(Loss) / income before income taxes	(12,853)	(12,094)	(18,347)	6,074
Income tax expense (recovery) [note 14]	1,221	(217)	2,422	5,507

Net (loss) income	$(14,074)	$(11,877)	$(20,769)	$567

Basic and diluted net (loss) income per common share	$(0.17)	$(0.14)	$(0.24)	$0.01

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,170	85,122	85,164	85,122

See accompanying notes to the interim consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	income	(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

Exercise of stock options	4,742	1	(1)				—
Stock-based compensation			423				423
Net unrealized gain on available-for-sale securities, net of taxes (nil)					(38)	$(38)	(38)
Cumulative translation adjustment					1,796	1,796	1,796
Net loss				(11,877)		(11,877)	(11,877)

Comprehensive loss						$(10,119)

Balance at June 30, 2009	85,126,725	$472,740	$32,915	$(843,106)	$40,407		$(297,044)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2009	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	20,890	3					3
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(1,940)	$(1,940)	(1,940)
Cumulative translation adjustment					(1,898)	(1,898)	(1,898)
Net loss				(6,695)		(6,695)	(6,695)

Comprehensive loss						$(10,533)

Balance at March 31, 2010	85,158,971	$472,745	$34,110	$(873,236)	$42,987		$(323,394)

Exercise of stock options	11,305	4					4
Stock-based compensation			479				479
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(358)	(358)	(358)
Cumulative translation adjustment					(2,401)	(2,401)	(2,401)
Net loss				(14,074)		(14,074)	(14,074)

Comprehensive loss						(16,833)
Balance at June 30, 2010	85,170,276	472,749	34,589	(887,310)	40,228		(339,744)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(14,074)	$(11,877)	$(20,769)	$567
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,243	9,117	18,578	18,225
Loss on disposition of property and equipment	402	24	442	67
Write-down of assets held for sale	—	—	700	—
Write-down of investments	216	—	216	—
Write-down and other deferred financing charges	—	643	—	643
Loan settlement gain [note 5]	(1,180)	—	(1,180)	—
Deferred income taxes	(124)	(1,013)	(213)	(2,596)
Stock-based compensation expense	479	423	902	809
Non-cash interest expense	738	750	1,456	1,368
Deferred leasehold inducement [note 12]	2,120	—	2,120	—
Other	(515)	(625)	(647)	(883)
Net change in non-cash working capital items relating to operations [note 20]	(8,340)	(4,959)	(17,691)	1,672

Cash (used in) provided by operating activities	(11,035)	(7,517)	(16,086)	19,872

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,677)	(946)	(2,575)	(1,689)
Proceeds from disposition of property, plant and equipment	—	—	758	—
Purchase of intangible assets	—	(2,500)	—	(2,500)
Loans advanced	(95)	(1,200)	(1,015)	(1,200)
Asset acquisition costs	—	—	(231)	—
Other	—	12	—	251

Cash used in investing activities	(1,772)	(4,634)	(3,063)	(5,138)

FINANCING ACTIVITIES
Deferred financing charges and costs	—	(1,386)	(19)	(2,976)
Proceeds from stock options exercised	4	—	7	—

Cash provided by (used in) financing activities	4	(1,386)	(12)	(2,976)

Effect of exchange rate changes on cash and cash equivalents	(300)	(328)	(715)	(52)
Net (decrease) increase in cash and cash equivalents	(13,103)	(13,865)	(19,876)	11,706
Cash and cash equivalents, beginning of period	42,769	64,523	49,542	38,952

Cash and cash equivalents, end of period	$29,666	$50,658	29,666	$50,658

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Angiotech Pharmaceuticals Inc.’s (the “Company” or “Angiotech”) Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Form 10-K/A filed with the SEC on April 29, 2010 (together, the “2009 Annual Report”).

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at June 30, 2010 and for all periods presented, have been made.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with its financial liabilities and other contractual obligations. As further described in note 1 below, the Company’s most significant financial liabilities are its Senior Floating Rate Notes due December 1, 2013 (“Floating Rate Notes”) and the 7.75% Senior Subordinated Notes due April 1, 2014 (“Subordinated Notes”), which together comprise $575 million in aggregate principal amount. These debt obligations were originally supported by the Company’s license revenue from sales of TAXUS® coronary stent systems. However, the decline in TAXUS revenues has had a significant negative impact on the Company’s liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company monitors and manages its liquidity risk by preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to monitor and maintain compliance with terms of financing agreements. A key component of managing liquidity risk is also ensuring that operating cash flows are optimized. The Company’s principal objective in managing liquidity risk is to maintain access to cash at levels sufficient to meet its day-to-day operating requirements.

For the six months ended June 30, 2010, the Company reported a balance of cash and cash equivalents (“cash resources”) of $29.7 million, which represented a net decrease in cash resources of $19.9 million as compared to December 31, 2009. During the three months ended June 30, 2010, $11.0 million was used in operating activities; $1.8 million was used to fund investing activities and nil was received in connection with financing activities. For the six months ended June 30, 2010, $16.1 million was used in operating activities; $3.1 million was used to fund investing activities and nil was used in financing activities. The Company’s cash resources are used to fund research and development initiatives, sales and marketing initiatives, clinical studies, working capital requirements, debt servicing requirements and for general corporate purposes. Cash resources may also be used to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to the business. The Company’s ability to use cash resources for such acquisitions and investments is severely constrained by the Company’s current lack of liquidity.

During 2009 and 2010, the Company undertook various initiatives to manage its operating and liquidity risks including:

•	Reduction of research and development activities and reduction of staff within the clinical and research and development departments.

•	Gross margin improvement initiatives including the transfer of certain manufacturing operations to lower cost regions which included the closure of the Syracuse, NY operations.

•	Cost containment initiatives including reducing staff in general and administrative departments, a supplier concession program and other cost reduction initiatives.

•	Selective reductions in certain sales and marketing investments and investments in medical affairs.

•	Postponement of certain planned capital expenditures.

•	Obtaining a financing commitment from Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) (“Wells Fargo”) as described below and in note 13(c).

The Company faces a number of risks and uncertainties that have significantly impacted its ability to generate cash flows from its operations and to fund its capital expenditures and future opportunities that might be available to it. These risks and uncertainties may continue to materially impact the Company’s liquidity position throughout the remainder of 2010 and future years. The more significant risks and uncertainties that have and may continue to impact the Company’s future operating results, cash flows and liquidity position are as follows:

•

Revenue from the Company’s Pharmaceutical Technologies segment for the three months ended June 30, 2010 declined by $8.5 million compared to the same period in 2009. The decline is attributable to a decrease in royalty revenue derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS coronary stent systems primarily due to new competitive entrants into the U.S. drug-eluting stent market since 2008. Under its license agreement with BSC, the Company does not control the direct or indirect sales of the TAXUS products. The Company expects the impact of new competitive conditions to continue to impact it through lower revenues and cash flows derived from sales of TAXUS throughout the remainder of 2010 and subsequent years. Revenue from the Pharmaceutical Technologies segment for the six months ended June 30, 2010 declined by $38.3 million compared to the same period in 2009. The decline is primarily a result of a $25.0 million one-time license fee received in the first quarter of 2009 from Baxter International, Inc. (“Baxter”) under an Amended and Restated Distribution and License Agreement. The remaining decrease is attributable to the decrease in royalty revenue from BSC as discussed above.

•

Revenue from the Medical Products segment for the three and six months ended June 30, 2010 was $52.9 million and $103.9 million, respectively, compared to $47.2 million and $93.3 million for the same periods in 2009. The current economic environment and difficult credit markets and liquidity environment may have an impact on the Company’s customers and therefore on its product sales throughout the remainder of 2010 and future years. In light of these conditions, the Company is continuously monitoring and managing its sales activities; however, several factors that may affect its revenues are not within its control. In addition, the Company continues to implement its marketing plans for its Proprietary Medical Products such as its Quill SRS product line, with the expectation of continued growth in 2010. It is possible that the expected 2010 revenue growth for the Company’s newer product lines may not be achieved and revenues for other products may decline.

•

The Company implemented initiatives to reduce its research and development costs, selling, general and administrative costs and capital expenditures in 2008 and 2009. The Company continues to closely monitor costs in relation to sales activity and forecasted revenues. The Company expects that some limited future cost reductions could be achieved if forecasted revenues are not realized. However, such cost reductions may affect future opportunities. In addition, as reported in note 17, the Company has entered into certain commitments and is exposed to certain contingencies for which the outcome is not necessarily within its control. Acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes in respect of contingencies may require payments earlier than are currently expected.

•

As noted in note 13, in April 2010 the Company entered into a third amendment to the revolving credit facility with Wells Fargo to amend, among other items, certain financial covenants pertaining to minimum EBITDA levels and interest coverage ratios. The secured revolving credit facility provides up to a maximum of $25.0 million in available credit, with a borrowing base derived from the value of certain of its finished goods inventory and accounts receivable. As of June 30, 2010, the amount of financing available under the revolving credit facility was approximately $10.4 million, which is net of a $2.0 million letter of credit secured under the revolving credit facility. In addition, as of June 30, 2010, there were no borrowings outstanding under the revolving credit facility. The secured credit facility includes certain covenants and restrictions with respect to the Company’s operations and requires it to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage ratios, among other terms and conditions. These covenants may limit the Company’s ability to borrow under the revolving credit facility or may require repayment. While the Company expects to be able to maintain the Adjusted EBITDA and interest coverage covenants throughout 2010, it is possible that events and circumstances may occur that may affect the Company’s ability to operate its business within the restrictions imposed by the financial covenants and other restrictions relating to the revolving credit facility.

•

The Company’s future interest payments related to its existing long-term debt continue to be significant. During the three and six months ended June 30, 2010, the Company incurred interest expense of $9.0 million and $17.9 million respectively on the outstanding long-term debt obligations, as compared to $9.6 million and $19.7 million for the same periods in 2009. Additional interest expense will be incurred if the revolving credit facility described above is utilized. The Floating Rate Notes reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75% and bore an interest rate of 4.28% at June 30, 2010 and 4.0% at December 31, 2009 compared to 4.41% at June 30, 2009. Volatility in the LIBOR and interest rates in general are outside of the Company’s control. The Company does not use derivatives to hedge against this interest rate risk and it is possible that volatility in the LIBOR will continue throughout the remainder of 2010 and into 2011. Changes in the LIBOR will affect interest costs.

•

The Company is significantly leveraged and has significant future interest payments with the Subordinated Notes and the Floating Rate Notes. The Company is continuing to evaluate a range of financial and strategic alternatives with its financial and legal advisors with respect to the Company’s capital structure. There can be no assurance that the Company will be able to consummate any new financing or other transaction that would be favorable. Actions to pursue alternative financing structures may require the Company to incur additional costs, which may impact its cash and liquidity position.

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

In June 2009, the FASB issued a new standard under ASC No. 810-10, Consolidation which changes the consolidation model for Variable Interest Entities (“VIE”). The revised model increases the qualitative analysis required when identifying which entity is the primary beneficiary that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE. The new standard eliminates the Qualifying Special Purpose Entity (“QSPE”) exemption, requires ongoing reconsideration of the primary beneficiary and amends the events which trigger reassessment of whether an entity is a VIE. The Company adopted the new guidance effective January 1, 2010. Adoption of this standard did not have a material impact on our 2010 financial results.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 was effective upon issuance and had no material impact on the Company’s financial statements or disclosures.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition, under ASC No. 605. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The Company is assessing the potential impact of adopting ASU No. 2010-17.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, which provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The Company is assessing the potential impact of adopting ASU No. 2010-13.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates their carrying value of $5.5 million as of June 30, 2010 (December 31, 2009 – $7.8 million) as these investments are marked-to-market each period. The total fair value of the long-term debt and accrued interest is approximately $415.6 million (December 31, 2009 – $436.8 million) and has a carrying value of $581.0 million as at June 30, 2010 (December 31, 2009 – $581.0 million). The fair values of the short-term investments and long-term debt are based on quoted market prices at June 30, 2010 and at December 31, 2009.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to the Company’s long-term debt bearing variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of 4.28%. The Company does not use derivatives to hedge against interest rate risks.

•

Foreign exchange rate risk arises as a portion of the Company’s investments, revenues and expenses are denominated in currencies other than U.S. dollars. The Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Swiss franc, the Euro, the Danish kroner and the UK pound sterling. Foreign exchange risk is partially managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

•

Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Company does not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At June 30, 2010, accounts receivable is net of an allowance for uncollectible accounts of $0.8 million (December 31, 2009 – $0.5 million).

5.	ACQUISITION OF CERTAIN ASSETS OF HAEMACURE CORPORATION

On April 6, 2010, the Company acquired certain Haemacure Corporation (“Haemacure”) assets for consideration of $3.9 million. Under ASC No. 805, the transaction qualified as a business combination and the acquisition method was used to account for the transaction.

Prior to the acquisition, the Company entered into various license, distribution, development and supply agreements for fibrin and thrombin technologies. The collaboration was intended to provide the Company with access to technology for certain of its surgical product candidates which are currently in preclinical development. As these agreements did not contain any settlement provisions and were neither favorable nor unfavorable when compared to current market pricing for similar transactions, no settlement gains or losses were recognized.

As part of the collaboration, the Company provided Haemacure with a senior secured bridge financing facility (the “loan”) of $2.5 million in multiple draw-downs throughout 2009. The loan was for a two year term, bore an annual interest rate of 10%, compounded quarterly, and was senior to all of Haemacure’s indebtedness, subject to certain exceptions. The loan was secured by substantially all of Haemacure’s assets. As at December 31, 2009, the loan was recognized at its fair value of $1.6 million with the remainder being amortized on account of an arrangement for prepaid services. On January 11, 2010 Haemacure announced it filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. These actions were taken in light of Haemacure’s financial condition and inability to raise additional financing. The Company subsequently provided an additional $1.0 million of financing to fund Haemacure’s insolvency proceedings and day-to-day operations. The loan and accrued interest was effectively settled in exchange for certain assets acquired from Haemacure. In addition, the Company paid an additional $0.2 million in cash to settle certain obligations owed by Haemacure.

As at April 5, 2010, the carrying value of the loan owed by Haemacure was $2.5 million compared to the contractual amount of $3.7 million. In accordance with ASC No. 805-10-55-21, the Company recognized a $1.2 million gain on the effective settlement of the pre-existing debt arrangement, which reflects the difference between the contractual settlement amount of the loan and its carrying value.

The estimated fair values of the net assets acquired at the date of acquisition are summarized as follows:

April 6, 2010
Property, plant and equipment	$2,906
Intangible assets	1,700
Deferred income tax liability	(720)

Estimated fair value of net assets acquired	3,886

Consideration:
Face value of the loan receivable, including accrued interest	3,686
Cash paid	200

Total consideration	$3,886

The Company used the income approach to determine the fair value of the intangible assets acquired. The fair values of the property, plant and equipment were estimated using a cost-based approach which considers replacement values as well as the values ascribed to the assets for their highest and best use as defined by U.S. GAAP.

As the acquisition qualified as a business combination, transaction-related expenses of $0.3 million and $0.6 million were charged to selling, general and administration costs during the three and six months ended June 30, 2010, respectively. This preliminary assessment is based on initial estimates by management of the fair values of the assets acquired as at April 6, 2010. The final purchase price allocation is subject to the finalization of subsequent valuation procedures. The Company expects to finalize the purchase price allocation by December 31, 2010. The assets acquired from Haemacure have been included in the consolidated financial statements since the date of acquisition.

Pro forma information (unaudited)

The following unaudited pro forma information is provided for the business combination assuming that it occurred at the beginning of the earliest period presented, January 1, 2009. The pro forma information combines the financial results of the Company with the financial results of Haemacure for the three and six month periods ended June 30, 2010 and June 30, 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Net loss	(14,997)	(12,741)	(22,385)	(1,604)
Net loss per share	$(0.18)	$(0.15)	$(0.26)	$(0.02)

The information presented above is for illustrative purposes only and is not indicative of the results that would have been achieved had the business combination taken place at the beginning of the earliest period presented. For comparative purposes, the pro forma information above excludes the impact of the $1.2 million non-recurring loan settlement gain and $0.6 million of transaction costs which were incurred in connection with business combination during the six months ended June 30, 2010. The pro forma impact on revenue was not material for any of the periods presented.

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	June 30, 2010	December 31, 2009
U.S. dollars	$21,609	$34,335
Canadian dollars	320	5,542
Swiss franc	415	986
Euro	4,254	5,680
Danish kroner	1,908	412
Other	1,160	2,587

	$29,666	$49,542

7.	SHORT-TERM INVESTMENTS

June 30, 2010	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$4,634	$5,482

December 31, 2009	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$6,932	$7,780

All of the Company’s available-for-sale securities are in publicly traded equity securities, which are recorded at fair value at the end of each reporting period based on available bid prices.

8.	INVENTORIES

Inventories are comprised of the following:

	June 30, 2010	December 31, 2009
Raw materials	$10,088	$10,352
Work in process	13,159	12,283
Finished goods	14,612	12,906

	$37,859	$35,541

9.	PROPERTY, PLANT AND EQUIPMENT

June 30, 2010	Cost	Accumulated depreciation	Net book value
Land	$4,831	$—	$4,831
Buildings	14,277	1,635	12,642
Leasehold improvements	20,843	6,766	14,070
Manufacturing equipment	21,835	10,135	11,700
Research equipment	9,274	5,649	3,625
Office furniture and equipment	4,160	3,557	603
Computer equipment	7,779	6,868	911

	$82,999	$34,610	$48,382

December 31, 2009	Cost	Accumulated depreciation	Net book Value
Land	$4,796	$—	$4,796
Buildings	14,736	2,248	12,488
Leasehold improvements	19,709	6,292	13,417
Manufacturing equipment	20,396	9,175	11,221
Research equipment	8,197	5,235	2,962
Office furniture and equipment	4,398	3,577	821
Computer equipment	8,183	7,009	1,174

	$80,415	$33,536	$46,879

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and six months ended June 30, 2010 was $1.7 million and $3.4 million, respectively ($1.7 million and $3.5 million for the three and six months ended June 30, 2009, respectively).

10.	INTANGIBLE ASSETS

June 30, 2010	Cost	Accumulated amortization	Net book value
Acquired technologies	$136,760	$71,579	$65,181
Customer relationships	109,578	46,170	63,408
In-licensed technologies	53,317	31,814	21,503
Trade names and other	14,065	6,763	7,302

	$313,720	$156,326	$157,394

December 31, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$135,060	$64,935	$70,125
Customer relationships	110,778	41,530	69,248
In-licensed technologies	53,882	28,710	25,172
Trade names and other	14,511	6,037	8,474

	$314,231	$141,212	$173,019

Amortization expense for the three and six months ended June 30, 2010 was $7.5 million and $15.1 million, respectively ($7.4 million and $14.8 million for the three and six months ended June 30, 2009, respectively).

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2010	December 31, 2009
Trade accounts payable	$5,538	$5,110
Accrued license and royalty fees	11,131	13,738
Employee-related accruals	12,639	14,054
Accrued professional fees	3,811	4,141
Accrued contract research	897	704
Other accrued liabilities	6,623	8,577

	$40,639	$46,324

12.	DEFERRED LEASEHOLD INDUCEMENT

On April 16, 2010, Surgical Specialties Puerto Rico, Inc., the Company’s Puerto Rico-based subsidiary, received a $2.1 million government grant for the construction of a clean room and completion of certain tenant improvements. Given that title and ownership of the clean room and tenant improvements ultimately resides with the landlord of the leased property, the grant has been recorded as a deferred leasehold inducement. The deferred leasehold inducement is being amortized over the lease term with a corresponding reduction to rent expense.

13.	LONG-TERM DEBT

(a)	Issued and Outstanding Long-Term Debt

	June 30, 2010	December 31, 2009
Senior Floating Rate Notes due December 1, 2013	$325,000	$325,000
7.75% Senior Subordinated Notes due April 1, 2014	250,000	250,000

	$575,000	$575,000

b)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

June 30, 2010	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$4,080	$3,920
7.75% Senior Subordinated Notes	8,718	4,632	4,086
Revolving Credit Facility (Note 13 (c))	2,788	888	1,900
Other	291	—	291

	$19,797	$9,600	$10,197

December 31, 2009	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$3,506	$4,494
7.75% Senior Subordinated Notes	8,718	4,087	4,631
Revolving Credit Facility (Note 13 (c))	2,563	551	2,012
Other	272	—	272

	$19,553	$8,144	$11,409

c)	Revolving Credit Facility

The Company currently has a credit agreement with Wells Fargo for a $25.0 million secured revolving credit facility. The amount available for borrowing at any time under facility is subject to a borrowing base formula derived from the value of certain of the Company’s finished goods inventory and accounts receivable. The amount we are able to borrow under the facility therefore fluctuates from month to month. In addition, borrowings under the facility are secured by certain assets held by the Company’s North American operations.

As of June 30, 2010, the amount of financing available under the revolving credit facility was approximately $10.4 million, which is net of a $2.0 million letter of credit secured under the revolving credit facility. As of June 30, 2010, there were no borrowings outstanding under the revolving credit facility.

Any borrowings outstanding under the revolving credit facility bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR was 0.53% on June 30, 2010 (December 31, 2009 – 0.25%), a 0.50% increase or decrease in the LIBOR as of June 30, 2010 would have no impact on interest payable under the credit facility.

In April 2010, the Company completed a third amendment to this credit agreement. The amendment included, among other items, amendments to the existing financial covenants pertaining to minimum EBITDA levels and interest coverage ratios and is primarily intended to reflect the continued decline and uncertainty of sales of TAXUS by BSC and the related potential impact on the Company’s Adjusted EBITDA. A breach of any of these covenants, or other covenants in the credit agreement, could result in the Company’s inability to draw on the facility or the immediate repayment of any then outstanding principal and interest. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by the Company. The purpose of this facility is to provide additional liquidity for working capital and general corporate purposes; however, there are no assurances that the Company will continue to meet the specified conditions to borrow under the facility.

14.	INCOME TAXES

For the three and six months ended June 30, 2010 the Company recorded an income tax expense of $1.2 million and $2.4 million, respectively, compared to an income tax recovery of $0.2 million and income tax expense of $5.5 million for the three and six months ended June 30, 2009, respectively. The income tax expense for the three and six months ended June 30, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

15.	SHARE CAPITAL

During the three and six months ended June 30, 2010, the Company issued 11,305 and 32,195 common shares respectively upon exercises of awards (4,742 for the three and six months ended June 30, 2009). The Company issues new shares to satisfy stock option and award exercises.

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

A summary of Canadian dollar stock option and award activity is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	9.81	3.07	1,059

Granted	10,000	2.31
Exercised	(4,742)	0.26
Forfeited	(54,931)	24.28
Cancelled	(2,665,000)	17.73

Outstanding at June 30, 2009	5,635,227	5.91	3.39	4,734

Exercisable at June 30, 2009	2,727,783	10.34	2.45	499

Exercisable and expected to vest at June 30, 2009	5,082,813	$5.48	3.12	$4,270

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Forfeited	(50,833)	11.73

Outstanding at June 30, 2010	5,949,959	5.14	3.02	1,284

Exercisable at June 30, 2010	3,163,367	8.61	2.32	456

Exercisable and expected to vest at June 30, 2010	5,194,793	$4.20	2.84	$1,121

The options and awards presented in the table above expire at various dates from September 11, 2010 to March 8, 2015.

A summary of U.S. dollar award activity is as follows:

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	2.01	4.35	715

Granted	15,000	2.06
Forfeited	(112,383)	1.99
Cancelled	(60,000)	18.00

Outstanding at June 30, 2009	2,862,085	1.67	4.16	3,355

Exercisable at June 30, 2009	578,768	4.37	3.43	369

Exercisable and expected to vest at June 30, 2009	2,416,947	$2.49	3.89	$2,847

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercised	(13,800)	0.26
Forfeited	(15,158)	0.84

Outstanding at June 30, 2010	4,044,383	1.51	3.66	1,111

Exercisable at June 30, 2010	1,440,000	2.67	3.03	433

Exercisable and expected to vest at June 30, 2010	3,338,254	$1.62	3.46	$917

These awards expire at various dates from November 30, 2011 to March 8, 2015.

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

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	—

Forfeited	(30,335)	15.44

Outstanding at June 30, 2009	317,815	15.44	6.69	—

Exercisable at June 30, 2009	130,014	15.44	6.69	—

Exercisable and expected to vest at June 30, 2009	271,541	$15.44	6.69	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—

Outstanding at March 31, 2010	300,480	15.44	5.94	—

Outstanding at June 30, 2010	300,480	15.44	5.69	—

Exercisable at June 30, 2010	187,797	15.44	5.69	—

Exercisable and expected to vest at June 30, 2010	279,070	$15.44	5.69	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

The Company recorded stock-based compensation expense of $0.5 million and $0.9 million respectively for the three and six months ended June 30, 2010 ($0.4 million and $0.8 million, respectively for each of the three and six months ended June 30, 2009) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

There were no stock options granted for the three months ended June 30, 2010 (three months ended June 30, 2009 – 25,000).

A summary of the status of nonvested awards and options as of June 30, 2010 and changes during the three and six months ended June 30, 2010, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2009	2,449,492	$0.53
Vested	(244,561)	2.57
Granted	919,500	1.09
Forfeited	(42,709)	1.02

Nonvested at March 31, 2010	3,081,722	$0.57

Vested	(295,130)	2.07

Nonvested at June 30, 2010	2,786,592	$0.54

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	2,061,569	$0.37
Vested	(292,565)	1.18
Granted	1,194,000	1.05
Forfeited	(87,858)	0.25

Nonvested at March 31, 2010	2,875,146	$0.53

Vested	(255,761)	1.52
Forfeited	(15,470)	0.62

Nonvested at June 30, 2010	2,603,915	$0.52

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	187,801	$6.51
Vested	(75,118)	6.51

Nonvested at March 31, 2010	112,683	$6.51

Nonvested at June 30, 2010	112,683	$6.51

As of June 30, 2010 there was $2.3 million (June 30, 2009 - $1.8 million) of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 2.7 years.

As of June 30, 2010 there was $0.5 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 1.75 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and six months ended June 30, 2010 was $nil and $0.5 million, respectively ($nil and $0.6 million for the three and six months ended June 30, 2009 - $0.6 million).

During the three and six months ended June 30, 2010 and 2009, the following activity occurred:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010		2009	2010	2009
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$7	$7	$7
U.S. dollar awards		$12	n/a	28	n/a

Total fair value of awards vested		$433	$327	$809	$1,178

Cash received from award exercises for the three and six months ended June 30, 2010 was $1,000 and $2,000 respectively (nil for the three and six months ended June 30, 2009).

16.	ESCROW SETTLEMENT RECOVERY

In connection with the 2006 acquisition of AMI, RoundTable Healthcare Partners, LP (“RoundTable”) and Angiotech entered into an Escrow Agreement on March 23, 2006. Under this agreement, Angiotech deposited $20.0 million with LaSalle Bank (“LaSalle”), which was designated as the Escrow Agent. On April 4, 2007, Angiotech issued an Escrow Claim Notice to LaSalle to return the $20.0 million, which was subsequently disputed by RoundTable. After various legal proceedings, hearings and discussions, a Joint Letter of Direction was executed and $6.5 million was released to RoundTable, thereby leaving the amount in dispute at approximately $13.5 million. On January 14, 2010, a settlement agreement was signed whereby Angiotech received $4.7 million from the escrow account. On January 15, 2010, the Company received the settlement funds, which were recorded as a recovery. All legal proceedings have now been dismissed.

17.	COMMITMENTS AND CONTINGENCIES

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

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, the Company may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five-year period from July 1, 2006, subject to certain conditions. As at June 30, 2010, none of these milestones have been achieved and therefore no additional contingent payments have been accrued.

National Institutes of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the U.S., through the NIH, whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and Zilver-PTX sales by Cook Medical Inc. At June 30, 2010, the Company has accrued royalty fees of $6.4 million (December 31, 2009 – $7.3 million) payable to NIH under this agreement related to royalties earned on 2009 and 2010 sales. Our current arrangement with NIH provides the Company with certain flexibility to alter the timing of payments. As a result, future amounts owed to NIH at any one time may fluctuate as compared to the historical amounts owed.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of December 31, 2009, the Company paid $0.7 million relating to the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy tract plug system. No further payments were made during the first or second quarters of 2010.

Rex Medical LP (“Rex Medical”)

In March 2008, the Company entered into an agreement with Rex Medical to manufacture and distribute the Option Inferior Vena Cava Filter (“Option IVC Filter”). During the quarter ended June 30, 2008, the Company made a payment of $2.5 million to Rex Medical to obtain the marketing rights for the Option IVC Filter. This payment was recorded as an in-process and research development cost. For the quarter ended June 30, 2009, the Company made a milestone payment of $2.5 million upon achievement of U.S. Food and Drug Administration (“FDA”) 510(k) clearance. This payment was capitalized as an intangible asset. As at December 31, 2009, the Company achieved the first sales target which triggered a milestone payment of $0.5 million. The milestone payment was capitalized to intangible assets and was paid out in early 2010. As at March 31, 2010, the Company achieved the second sales target which triggered the next milestone payment of $1.0 million. This milestone payment was capitalized to intangible assets and was paid out in the second quarter of 2010. Under terms of this agreement, we may be required to make further contingent payments of up to $3.5 million upon achievement of certain commercialization milestones. As at June 30, 2010, the Company has accrued and capitalized these expected contingent payments as an addition to intangible assets. Actual payments may differ materially from management’s estimate of the expected contingent payments given that they are dependent on the realization of future sales targets as defined under the terms of the agreement. The Company is also committed to making escalating royalty payments of 30.0% to 47.5% based on annual net sales of these products, which are recognized as cost of products sold.

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

BSC, a licensee, is often involved in legal proceedings (to which the Company is not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time. In late 2009 and early 2010 BSC settled two significant litigation matters with Johnson & Johnson involving its stent business in exchange for payment to Johnson & Johnson of over $2.4 billion.

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and has additionally filed a further writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009, Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and a decision on the appeal is currently scheduled for September 7, 2010.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by the Company’s subsidiary Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in MDT’s favor, finding that the BioPince device did not infringe a key claim of Dr. Baran’s patents. Dr. Baran appealed this decision. A hearing on Dr. Baran’s appeal was held before the U.S. Court of Appeals for the Federal Circuit on June 9, 2010 and we are awaiting a decision.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, no hearing date has yet been set by the EPO.
•	In EP1159974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech plans to appeal the decision.
•

In EP1159975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the Opposition.

•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•

In EP0991359, a Notice of Opposition was filed. Angiotech filed a response on September 8, 2009. A hearing date was set for March 10, 2010, and then canceled by the EPO after the opponent withdrew from the proceedings. On April 1, 2010, the EPO maintained the patent in amended form. As no appeal was filed by the opponent before the appeal deadline, the decision is regarded as final.

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

The following tables represent reportable segment information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Medical Products	$52,948	$47,179	$103,928	$93,316
Pharmaceutical Technologies	8,938	17,394	21,299	59,557

Total revenue	61,886	64,573	125,227	152,873

Cost of products sold – Medical Products	27,871	25,682	53,075	49,648
License and royalty fees – Pharmaceutical Technologies	1,477	2,568	3,714	5,474

Gross margin
Medical Products	25,077	21,497	50,853	43,668
Pharmaceutical Technologies	7,461	14,826	17,585	54,083

Total gross margin	32,538	36,323	68,438	97,751

Research and development	6,853	6,833	13,660	12.930
Selling, general and administration	22,784	21,606	44,382	41,178
Depreciation and amortization	8,277	8,296	16,651	16,560
Write-down of assets held for sale	—	—	700	—
Escrow settlement recovery	—	—	(4,710)	—

Operating income (loss)	(5,376)	(412)	(2,245)	27,083
Other expenses	(7,477)	(11,682)	(16,102)	(21,009)

(Loss) income before income taxes	$(12,853)	$(12,094)	$(18,347)	$6,074

During the three and six months ended June 30, 2010, revenue from one licensee represented approximately 13% and 15%, respectively, of total revenue. During the three months ended June 30, 2009, revenue from one licensee represented approximately 25% of total revenue, and during the six months ended June 30, 2009, revenue from two licensees represented approximately 37% of total revenue.

The Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Total assets
Pharmaceutical Technologies	$75,237	$75,155
Medical Products	259,129	296,913

Total assets	$334,366	$372,068

The following table represents capital expenditures for each reportable segment at June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Capital expenditures
Pharmaceutical Technologies	$1,246	$202	$1,800	$241
Medical Products	431	744	775	1,448

Total capital expenditures	$1,677	$946	$2,575	$1,689

19.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(14,074)	$(11,877)	$(20,769)	$567

Denominator:
Basic and diluted weighted average common shares outstanding	85,170	85,122	85,164	85,122

Basic and diluted net (loss) income per common share:	$(0.17)	$(0.14)	$(0.24)	$0.01

There is no dilutive effect on basic weighted average common shares outstanding for the three and six months ended June 30, 2010 as the Company was in a loss position for each of those periods.

20.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accounts receivable	$(1,088)	$467	$(3,489)	$(2,532)
Income tax receivable	8	—	174	—
Inventories	207	1,089	(2,754)	58
Prepaid expenses and other assets	624	(595)	356	6,357
Accounts payable and accrued liabilities	(2,604)	(1,706)	(6,306)	(1,514)
Income taxes payable	(677)	769	(5,694)	(291)
Interest payable on long term debt	(4,810)	(4,983)	22	(406)

	$(8,340)	$(4,959)	$(17,691)	$1,672

Supplemental disclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income taxes paid	$1,726	$1,690	$8,451	$3,100
Interest paid	13,079	13,886	16,477	17,284
Non-cash transaction – settlement of loan receivable in exchange for Haemacure net assets acquired	3,686	—	3,686	—

21.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009 for the Company’s direct and indirect subsidiaries that serve as guarantors of the Subordinated Notes and the Floating Rate Notes, and for its subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and certain other subsidiaries that cannot guarantee the Company’s debt. All of the Company’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

Quarter ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$4,009	$16,340	$9,317	$—	$29,666
Short term investments	5,482	—	—	—	5,482
Accounts receivable	115	20,277	10,144	—	30,536
Income taxes receivable	914	—	—	—	914
Inventories	—	22,443	16,659	(1,243)	37,859
Prepaid expenses and other current assets	708	1,360	461	—	2,529
Deferred income taxes	—	3,623	—	—	3,623

Total Current Assets	11,228	64,043	36,581	(1,243)	110,609

Investment in subsidiaries	219,211	23,782	—	(242,993)	—
Assets held for sale	2,300	1,500	—	—	3,800
Property, plant and equipment	10,091	25,295	12,996	—	48,382
Intangible assets	11,210	136,839	9,345	—	157,394
Deferred financing costs	8,297	1,900	—	—	10,197
Deferred income taxes	—	2,074	—	—	2,074
Other assets	905	416	589	—	1,910

Total Assets	263,242	255,849	59,511	(244,236)	334,366

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	15,378	18,340	7,094	(173)	40,639
Income taxes payable	3,859	(297)	1,601	—	5,163
Interest payable on long-term debt	6,006	21	—	—	6,027
Deferred revenue, current portion	—	—	—	—	—

Total Current Liabilities	25,243	18,064	8,695	(173)	51,829

Deferred revenue	—	—	—	—	—
Deferred leasehold inducement	2,377	11	2,078	—	4,466
Deferred income taxes	(1,672)	40,333	(354)	—	38,307
Other tax liabilities	2,038	221	988	—	3,247
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,261	—	1,261

Total Non-current Liabilities	577,743	40,565	3,973	—	622,281

Shareholders’ (Deficit) Equity

Total Shareholders’ (Deficit) Equity	(339,744)	197,220	46,843	(244,063)	(339,744)

Total Liabilities and Shareholders’ (Deficit) Equity	$263,242	$255,849	$59,511	$(244,236)	$334,366

Condensed Consolidated Balance Sheet

Year end December 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$20,602	$16,912	$12,028	$—	$49,542
Short term investments	7,780	—	—	—	7,780
Accounts receivable	—	18,272	9,826	69	28,167
Income tax receivable	1,090	—	—	—	1,090
Inventories	—	29,776	6,776	(1,011)	35,541
Deferred income taxes, current portion	—	6,918	—	(2,634)	4,284
Prepaid expenses and other current assets	1,554	1,329	411	—	3,294

Total Current Assets	31,026	73,207	29,041	(3,576)	129,698

Investment in subsidiaries	231,026	407,344	—	(638,370)	—
Assets held for sale	3,000	2,300	—	—	5,300
Property, plant and equipment	8,807	30,719	7,353	—	46,879
Intangible assets	12,490	140,798	19,731		173,019
Deferred financing costs	9,398	2,011	—	—	11,409
Deferred income taxes, non-current portion	1,692	317	—	—	2,009
Other assets	2,479	459	816	—	3,754

Total Assets	$299,918	$657,155	$56,941	$(641,946)	$372,068

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$17,974	$22,205	$6,292	$(147)	$46,324
Income taxes payable	9,749	714	395	—	10,858
Interest payable on long-term debt	5,965	39	—	—	6,004

Total Current Liabilities	33,688	22,958	6,687	(147)	63,186

Deferred leasehold inducement	2,506	382	—	—	2,888
Deferred income taxes	—	40,985	439	(2,637)	38,787
Other tax liabilities	2,011	756	1,131	—	3,898
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,596	—	1,596

Total Non-current Liabilities	579,517	42,123	3,166	(2,637)	622,169

Total Shareholders’ (Deficit) Equity	(313,287)	592,074	47,088	(639,161)	(313,287)

(Deficit) Equity	$299,918	$657,155	$56,941	$(641,946)	$372,068

Condensed Consolidated Statement of Operations

Three months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$43,865	$12,738	$(3,655)	$52,948
Royalty revenue	8,010	876	—	—	8,886
License fees	—	68	84	(100)	52

	8,010	44,809	12,822	(3,755)	61,886

EXPENSES
Cost of products sold	(32)	23,274	14,183	(9,554)	27,871
License and royalty fees	1,477	—	—	—	1,477
Research & development	4,432	2,343	78	—	6,853
Selling, general and administration	4,183	15,484	3,117	—	22,784
Depreciation and amortization	1,058	6,939	280	—	8,277

	11,118	48,040	17,658	(9,554)	67,262

Operating income (loss)	(3,108)	(3,231)	(4,836)	5,799	(5,376)

Other income (expense)
Foreign exchange gain (loss)	512	(46)	409	44	919
Investment and other income	(224)	1,036	4,146	(5,291)	(333)
Interest expense on long-term	(8,768)	(259)	(220)	220	(9,027)
Writedown of investment	—	—	(216)	—	(216)
Loan settlement gain	—	1,180	—	—	1,180

Total other expenses	(8,480)	1,911	4,119	(5,027)	(7,477)

(Loss) income before income taxes	(11,588)	(1,320)	(717)	772	(12,853)
Income tax expense	227	147	847	—	1,221

(Loss) income from operations	(11,815)	(1,467)	(1,564)	772	(14,074)
Equity in subsidiaries	(2,259)	6,204	—	(3,945)	—

Net (loss) income	$(14,074)	$4,737	$(1,564)	$(3,173)	$(14,074)

Condensed Consolidated Statement of Operations

Six months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$84,899	$31,186	$(12,157)	$103,928
Royalty revenue	19,341	1,853	—	—	21,194
License fees	—	109	96	(100)	105

	19,341	86,861	31,282	(12,257)	125,227

EXPENSES
Cost of products sold	(26)	43,060	28,010	(17,969)	53,075
License and royalty fees	3,714	—	—	—	3,714
Research & development	8,644	4,875	141	—	13,660
Selling, general and administration	8,629	29,772	5,981	—	44,382
Depreciation and amortization	2,126	11,373	3,242	(90)	16,651
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	23,787	84,370	37,374	(18,059)	127,472

Operating income (loss)	(4,446)	2,491	(6,092)	5,802	(2,245)

Other income (expense)
Foreign exchange gain (loss)	57,482	(57,602)	1,345	41	1,266
Investment and other income	(221)	1,131	3,995	(5,291)	(386)
Interest expense on long-term debt	(17,425)	(732)	(462)	673	(17,946)
Writedown of investment	—	—	(216)	—	(216)
Loan settlement gain	—	1,180	—	—	1,180

Total other expenses	39,836	(56,023)	4,662	(4,577)	(16,102)

Income (loss) before income taxes	35,390	(53,532)	(1,430)	1,225	(18,347)
Income tax expense (recovery)	35	(177)	2,541	23	2,422

Income (loss) from operations	35,355	(53,355)	(3,971)	1,202	(20,769)
Equity in subsidiaries	(56,124)	6,204	—	49,920	—

Net (loss) income	$(20,769)	$(47,151)	$(3,971)	$51,122	$(20,769)

Condensed Consolidating Statement of Operations

Three months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$16,085	$911	$—	$—	$16,996
Product sales, net	—	37,098	15,090	(5,009)	47,179
License fees	—	39	359	—	398

	16,085	38,048	15,449	(5,009)	64,573

EXPENSES
License and royalty fees	2,558	—	10	—	2,568
Cost of products sold	16	21,347	9,561	(5,243)	25,681
Research & development	4,495	2,247	91	—	6,833
Intercompany R&D charges	496	(496)	—	—	—
Selling, general and administration	4,753	13,434	3,419	—	21,606
Depreciation and amortization	1,162	4,166	2,968	—	8,296

	13,480	40,698	16,049	(5,243)	64,984

Operating income (loss)	2,605	(2,650)	(600)	234	(411)

Other income (expense)
Foreign exchange (loss) gain	(19,279)	81	17,749	8	(1,441)
Investment and other income	18	386	(4)	(1,000)	(600)
Interest expense on long-term	(9,343)	(143)	(155)	—	(9,641)

Total other expenses	(28,651)	371	17,590	(992)	(11,682)

(Loss) income before income taxes	(26,046)	(2,279)	16,990	(758)	(12,093)
Income tax (recovery) expense	(363)	(1,716)	1,863	—	(216)

(Loss) income from operations	(25,683)	(563)	15,127	(758)	(11,877)
Equity in subsidiaries	13,806	19,825	—	(33,631)	—

Net (loss) income	$(11,877)	$19,262	$15,127	$(34,389)	$(11,877)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$73,903	$29,254	$(9,841)	$93,316
Royalty revenue	30,989	1,980	1,138	—	34,107
License fees	—	67	25,383	—	25,450

	30,989	75,950	55,775	(9,841)	152,873

EXPENSES
Cost of products sold	71	40,454	18,877	(9,754)	49,648
License and royalty fees	5,463	—	11	—	5,474
Research & development	9,005	3,767	158	—	12,930
Selling, general and administration	8,724	26,612	5,842	—	41,178
Depreciation and amortization	2,356	8,284	5,920	—	16,560

	25,619	79,117	30,808	(9,754)	125,790

Operating income (loss)	5,370	(3,166)	24,966	(87)	27,083

Other income (expense)
Foreign exchange (loss) gain	(12,488)	(1,945)	13,727	(3)	(709)
Investment and other income	(5)	384	6	(1,000)	(615)
Interest expense on long-term	(19,328)	124	(481)	—	(19,685)

Total other expenses	(31,821)	(1,437)	13,252	(1,003)	(21,009)

(Loss) income before income taxes	(26,451)	(4,603)	38,218	(1,090)	6,074
Income tax (recovery) expense	(368)	2,528	3,348	—	5,507

(Loss) income from operations	(26,083)	(7,131)	34,871	(1,090)	567
Equity in subsidiaries	26,650	19,825	—	(46,475)	—

Net income (loss)	$567	$12,694	$34,871	$(47,565)	$567

Condensed Consolidated Statement of Cash Flows

Three months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(10,654)	$(16,554)	$14,053	$—	(13,155)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,246)	(426)	(5)	—	(1,677)
Government grant related to capital expenditures	—	2,120	—	—	2,120
Loans advanced	(95)	—	—	—	(95)

Cash (used in) provided by investing activities	(1,341)	1,694	(5)	—	348

FINANCING ACTIVITIES:
Deferred financing charges and costs	—	—	—	—	—
Dividends received / (paid)	—	7,670	(7,670)	—	—
Share capital issued	4	—	—	—	4
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(2,492)	10,166	(7,670)	—	4

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(298)	—	(300)
Net (decrease) increase in cash and cash equivalents	(14,487)	(4,696)	6,080	—	(13,103)
Cash and cash equivalents, beginning of period	18,497	14,011	10,261	—	42,769

Cash and cash equivalents, end of period	$4,010	$9,315	$16,341	$—	$29,666

Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(11,038)	$(22,865)	$15,697	$—	(18,206)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,800)	(769)	(6)	—	(2,575)
Proceeds from disposition of property, plant and equipment	—	758	—	—	758
Government grant related to capital expenditures	—	2,120	—	—	2,120
Loans advanced	(1,015)	—	—	—	(1,015)
Asset acquisition costs	(231)	—	—	—	(231)

Cash (used in) provided by investing activities	(3,046)	2,109	(6)	—	(943)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(19)	—	—	—	(19)
Dividends received / (paid)	—	10,670	(10,670)	—	—
Share capital issued	7	—	—	—	7
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(2,508)	13,166	(10,670)	—	(12)

Effect of exchange rate changes on cash and cash equivalents	—	(7)	(708)	—	(715)
Net (decrease) increase in cash and cash equivalents	(16,592)	(7,597)	4,313	—	(19,876)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$4,010	$9,315	$16,341	$—	$29,666

Condensed Consolidating Statement of Cash Flows

Three months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(25,888)	$(4,691)	$23,062	$—	$(7,517)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(201)	(715)	(30)	—	(946)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)				(1,200)
Other	12	—	—	—	12

Cash used in investing activities	(1,389)	(3,215)	(30)	—	(4,634)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,386)	—	—	—	(1,386)
Dividends received / (paid)	—	1,000	(1,000)	—	—
Intercompany notes payable/receivable	19,362	951	(20,313)	—	—

Cash provided by (used in) financing activities	17,976	1,951	(21,313)	—	(1,386)

Effect of exchange rate changes on cash and cash equivalents	—	(17)	(311)	—	(328)
Net (decrease) increase in cash and cash equivalents	(9,301)	(5,972)	1,408	—	(13,865)
Cash and cash equivalents, beginning of period	41,311	13,702	9,510	—	64,523

Cash and cash equivalents, end of period	$32,010	$7,730	$10,918	$—	$50,658

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$11,836	$193	$7,843	$—	$19,872

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(240)	(1,399)	(50)	—	(1,689)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)	—	—	—	(1,200)
Other	12	334	(95)	—	251

Cash used in investing activities	(1,428)	(3,565)	(145)	—	(5,138)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,366)	(1,610)	—	—	(2,976)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Intercompany notes payable/receivable	12,787	3,155	(15,942)	—	—

Cash provided by (used in) financing activities	11,421	4,545	(18,942)	—	(2,976)

Effect of exchange rate changes on cash and cash equivalents	—	(15)	(38)	—	(52)
Net (decrease) increase in cash and cash equivalents	21,829	1,159	(11,282)	—	11,706
Cash and cash equivalents, beginning of period	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of period	$32,010	$7,730	$10,918	$—	$50,658

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three and six months ended June 30, 2010

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three and six months ended June 30, 2010, provides an update to the MD&A for the year ended December 31, 2009 and should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2010 and our audited consolidated financial statements for the year ended December 31, 2009, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three and six months ended June 30, 2010 have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2009 audited consolidated financial statements and our 2009 Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A, together, the “2009 Annual Report”), is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through sales of our medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first six months of 2010, we recorded $103.9 million in direct sales of our various medical products and $21.2 million in royalties and license fees received from our partners.

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

Pharmaceutical Technologies

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing collaborations with major medical device, pharmaceutical or biomaterials companies, and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies. Our principal revenues in this segment have been royalties derived from sales by Boston Scientific Corporation (“BSC”) of TAXUS coronary stent systems incorporating the drug paclitaxel.

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

Significant Recent Developments

Recent Highlights

Athersys Inc. In July, 2010 we announced that our partner, Athersys Inc. (“Athersys”), had announced positive results from its phase I clinical trial of MultiStem®, its allogeneic cell therapy product, administered to individuals following acute myocardial infarction, more commonly referred to as a heart attack. The study results, which represented at least four months of post-treatment patient data, demonstrated that MultiStem was well tolerated at all dose levels and also suggested improvement in heart function in treated patients.

The phase I clinical trial is an open label, multi-center dose escalation trial evaluating the safety and maximum tolerated dose of a single administration of allogeneic MultiStem cells following an acute myocardial infarction. Enrolled patients received MultiStem delivered via a catheter into the damaged region of the heart 2-5 days following percutaneous coronary intervention (“PCI”), a standard treatment for heart attack. The study includes patients in three treatment cohorts or dose groups (20 million, 50 million and 100 million cells per patient) and a registry group where patients received only standard of care. Nineteen treated and 6 registry subjects have been enrolled in the study. The trial is being conducted at multiple cardiovascular treatment centers in the U.S. including the Cleveland Clinic, Columbia University Medical Center and Henry Ford Health System.

Highlights of Study:

•	Administration of MultiStem was found to be well tolerated at all dose levels.

•	No clinically significant changes in vital signs, allergic reactions, or infusional toxicities associated with MultiStem administration were observed.

•	Each dose group showed improvement in mean left ventricular ejection fraction (“LVEF”), a measure of heart function, compared to baseline and relative to the registry group.

•

Patients in the 50 million dose group had a statistically significant absolute improvement in mean 4-month LVEF relative to baseline (9.8 percentage points, representing a 23.4% improvement over baseline, p<0.02).

•

Among patients with more severe heart attacks – as measured by baseline LVEFs less than or equal to 45% – the 50 and 100 million dose groups each demonstrated better than a 25% improvement over baseline in mean LVEF at 4 months.

Cook Medical. Cook Medical, Inc. (“Cook”) is a co-exclusive licensee, together with BSC, of our proprietary paclitaxel technology to reduce restenosis following stent placement in peripheral arterial disease (“PAD”). The Zilver® PTX® Drug-Eluting Peripheral Stent (“Zilver PTX”) is designed to reduce restenosis following placement of a stent in PAD patients. The Zilver PTX stent is currently undergoing multiple human clinical trials in the U.S., Japan, the E.U. and selected other countries to assess product safety and efficacy. During the quarter we amended our license agreement with Cook to simplify the tiered royalty structure based on amount of sales to a single royalty rate for sales depending on geographic area and existence of patent protection.

In June 2010 we announced that Cook had announced that it had submitted its Pre-Market Approval (“PMA”) application to the U.S. Food and Drug Administration (“FDA”) for the Zilver PTX stent. Zilver PTX is a self-expanding, highly durable nitinol stent that uses a proprietary technology to delivery a locally therapeutic dose of paclitaxel to the target lesion. Cook’s PMA submission includes data from the randomized portion of the ongoing Zilver PTX clinical trial, the largest study of its kind for the endovascular treatment of PAD in the superficial femoral artery (“SFA”). Encompassing a global single-arm registry and a randomized study involving 1,276 total patients including diabetics, symptomatic patients and those with complex lesions, the 479 patients enrolled in the randomized study and the 787 in the single-arm study are experiencing clinical improvement, excellent stent durability (i.e., fracture resistance), high rates of event-free survival and freedom from target-lesion revascularization.

In addition, in May 2010, we announced that Cook presented one-year data at Euro PCR that confirmed sustained clinical outcomes with Zilver PTX. According to data presented, 86.2% of all patient subgroups treated with Zilver PTX demonstrated vessel patency at 12 months without the requirement for an additional intervention. The data was collected as part of the world’s largest clinical study of endovascular treatment for PAD in the SFA. The trial is based on a group of 787 patients, including symptomatic patients, diabetics, and those with the most complex lesions, including long lesions, total occlusions and in-stent restenosis. The single-arm study also revealed:

•	A low stent fracture rate of just 1.5 percent;

•	On average a greater than 50 percent reduction in restenosis compared to published studies on bare-metal and other drug-eluting stents; and

•	Improved clinical outcomes at 12 months according to all four key clinical indicators (ABI, Rutherford Score, walking speed and walking distance)

In April 2010, we announced that Cook had announced that it had enrolled its first patient in its landmark Formula™ PTX® clinical trial. The trial is the first of its kind to evaluate the safety and effectiveness of a paclitaxel-eluting stent to treat renal artery disease, the narrowing of the arteries that supply blood to the kidneys. The multi-center, randomized trial plans to enroll 120 patients at sites across Europe. The trial utilizes Cook’s Formula renal stent, which is designed with a very low profile that may help it cross tightly blocked vessels for placement into diseased renal arteries.

Boston Scientific. In June 2010, we announced that our partner, BSC, had commercially launched and implanted its first TAXUS® Element™ Paclitaxel-Eluting Coronary Stent Systems (the “TAXUS Element Stent System”) in the European Union and other CE Mark countries. The TAXUS Element Stent System is BSC’s third-generation drug-eluting stent (“DES”) technology and incorporates a platinum chromium alloy with an innovative stent design and an advanced catheter delivery system. In May 2010, we had announced that BSC had received CE Mark approval for its TAXUS Element Stent System. This approval included a specific indication for the treatment of diabetic patients.

Amendment to Credit Agreement. In April 2010 we completed a third amendment to our credit agreement with Wells Fargo Capital Finance, LLC, formerly Wells Fargo Foothill, LLC (“Wells Fargo”). The amendment included, among other items, amendments to financial covenants pertaining to minimum earnings before interest, taxes, depreciation and amortization (‘EBITDA”) levels, interest coverage ratios and the definition of Adjusted EBITDA. This amendment allows us continued access to funds per the terms of the credit agreement and is primarily intended to reflect the continued decline and uncertainty of sales of TAXUS by BSC and the related potential impact on our Adjusted EBITDA. However, there are no assurances that we will continue to meet the specified conditions to borrow under the facility.

Closing of Acquisition of Certain Product Candidates and Technology Assets of Haemacure Corporation. In April 2010, we announced the closing of the acquisition of certain product candidates and technology assets of Haemacure Corporation (“Haemacure”). Haemacure had been involved in proceedings under Canada’s Bankruptcy and Insolvency Act and Chapter 11 of the U.S. Bankruptcy Code. Through an asset sale transaction, we acquired all of the relevant research and development activities, manufacturing operations, key personnel, and intellectual property rights necessary to pursue further clinical development of Haemacure’s human biomaterial product candidates, specifically fibrin sealant and thrombin hemostat.

Acquisitions

As part of our business development efforts we have completed several significant acquisitions. Terms of certain of these acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”.

As discussed above, on April 6, 2010, we acquired certain Haemacure assets for consideration of $3.9 million. Under ASC No. 805, the transaction qualified as a business combination and the acquisition method was used to account for the transaction.

Prior to the acquisition, we entered into various license, distribution, development and supply agreements for fibrin and thrombin technologies. The collaboration was intended to provide us with access to technology for certain of our surgical product candidates which are currently in preclinical development. As these agreements did not contain any settlement provisions and were neither favorable nor unfavorable when compared to current market pricing for similar transactions, no settlement gains or losses were recognized.

As part of the collaboration, we provided Haemacure with a senior secured bridge financing facility (the “loan”) of $2.5 million in multiple draw-downs throughout 2009. The loan was for a two year term, bore an annual interest rate of 10%, compounded quarterly, and was senior to all of Haemacure’s indebtedness, subject to certain exceptions. The loan was secured by substantially all of Haemacure’s assets. As at December 31, 2009, the loan was recognized at its fair value of $1.6 million with the remainder being amortized on account of an arrangement for prepaid services. On January 11, 2010 Haemacure announced it filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. These actions were taken in light of Haemacure’s financial condition and inability to raise additional financing. We subsequently provided an additional $1.0 million of financing to fund Haemacure’s insolvency proceedings and day-to-day operations. The loan and accrued interest was effectively settled in exchange for certain assets acquired from Haemacure. In addition, we paid an additional $0.2 million in cash to settle certain obligations owed by Haemacure.

As at April 5, 2010, the carrying value of the loan owed by Haemacure was $2.5 million compared to the contractual amount of $3.7 million. In accordance with ASC No. 805-10-55-21, we recognized a $1.2 million gain on the effective settlement of the pre-existing debt arrangement, which reflects the difference between the contractual settlement amount of the loan and its carrying value.

The estimated fair values of the net assets acquired at the date of acquisition are summarized as follows:

April 6, 2010
Property, plant and equipment	$2,906
Intangible assets	1,700
Deferred income tax liability	(720)

Estimated fair value of net assets acquired	3,886

Consideration:
Face value of the loan receivable, including accrued interest	3,686
Cash paid	200

Total consideration	$3,886

We used the income approach to determine the fair value of the intangible assets acquired. The fair values of the property, plant and equipment were estimated using a cost-based approach which considers replacement values as well as the values ascribed to the assets for their highest and best use as defined by U.S. GAAP.

As the acquisition qualified as a business combination, transaction-related expenses of $0.3 million and $0.6 million were charged to selling, general and administration costs during the three and six months ended June 30, 2010, respectively. This preliminary assessment is based on initial estimates by management of the fair values of the assets acquired as at April 6, 2010. The final purchase price allocation is subject to the finalization of subsequent valuation procedures. We expect to finalize the purchase price allocation by December 31, 2010. The assets acquired from Haemacure have been included in the consolidated financial statements since the date of acquisition.

Pro forma information (unaudited)

The following unaudited pro forma information is provided for the business combination assuming that it occurred at the beginning of the earliest period presented, January 1, 2009. The pro forma information combines our financial results with the financial results of Haemacure for the three and six month periods ended June 30, 2010 and June 30, 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Net loss	(14,997)	(12,741)	(22,385)	(1,604)
Net loss per share	$(0.18)	$(0.15)	$(0.26)	$(0.02)

The information presented above is for illustrative purposes only and is not indicative of the results that would have been achieved had the business combination taken place at the beginning of the earliest period presented. For comparative purposes, the pro forma information above excludes the impact of the $1.2 million non-recurring loan settlement gain and $0.6 million of transaction costs which were incurred in connection with business combination during the six months ended June 30, 2010. The pro forma impact on revenue was not material for any of the periods presented.

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

As discussed above, in April 2010, we announced the closing of the acquisition of certain product candidates and technology assets of Haemacure. In June 2009, we had previously extended Haemacure a $2.5 million senior secured bridge loan as part of a collaboration that provided us with certain technology and product distribution rights. In January 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada), and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. In March 2010, Haemacure announced that it had obtained authorization from the Superior Court of the Province of Québec to sell its assets to us and that the U.S. Bankruptcy Court had authorized the sale to us of the assets of Haemacure’s U.S. subsidiary. Prior to the purchase of these assets, we had funded approximately $1.5 million in expenses, which include the funding of Haemacure’s insolvency proceedings and day-to-day operations and our legal fees and expenses. We expect that modest additional expenditures for research and development may be required during the remainder of 2010, depending upon final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2009 Annual Report. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2010.

Results of Operations

Overview

(in thousands of U.S.$ except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Pharmaceutical Technologies	$8,938	$17,394	$21,299	$59,557
Medical Products	52,948	47,179	103,928	93,316

Total revenues	61,886	64,573	125,227	152,873

Operating (loss) income	(5,376)	(412)	(2,245)	27,083
Other expenses	(7,477)	(11,682)	(16,102)	(21,009)

(Loss) income before income taxes	(12,853)	(12,094)	(18,347)	6,074
Income tax expense (recovery)	1,221	(217)	2,422	5,507

Net (loss) income	$(14,074)	$(11,877)	$(20,769)	$567

Basic and diluted net (loss) income per common share	$(0.17)	$(0.14)	$(0.24)	$0.01

For the three months ended June 30, 2010, we recorded a net loss of $14.1 million ($0.17 basic and diluted net loss per common share) compared to a net loss of $11.9 million ($0.14 basic and diluted net loss per common share) for the three months ended June 30, 2009.

The $2.2 million increase in net loss is due to several factors, including: (i) an improvement in gross profit of $3.8 million; (ii) a $2.0 million reduction in foreign exchange loss; (iii) a $1.2 million gain on settlement of the loan to Haemacure recorded upon completion of our acquisition of certain product candidates and technology assets of Haemacure; and (iv) lower interest expense of $0.6 million primarily related to lower interest incurred on our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”). These improvements were offset by: (i) a reduction of $8.2 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; and (ii) an increase in selling, general and administrative costs of $1.1 million, primarily resulting from the addition of sales and marketing staff to support our Quill SRS product line, offset by a reduction in professional costs primarily as a result of the settlement of a litigation matter with RoundTable Healthcare Partners, LP (“RoundTable”).

For the six months ended June 30, 2010, we recorded a net loss of $20.8 million ($0.24 basic and diluted net loss per common share) compared to net income of $0.6 million ($0.01 basic and diluted net income per common share) for the same period in 2009. The $21.4 million decline in earnings as compared to the prior period is primarily due to: (i) the receipt of a one-time, $25.0 million payment from Baxter International, Inc. (“Baxter”) in the first quarter of 2009; (ii) an $11.8 million reduction in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; and (iii) an increase in selling, general and administrative costs of $3.1 million. These losses were partially offset by: (i) an improvement in gross profit of $7.4 million; (ii) the $1.2 million gain on settlement of the loan with Haemacure discussed above; (iii) the escrow settlement recovery of $4.7 million in regards to the RoundTable litigation matter settled during the first quarter of 2010; (iv) a reduction of income tax expense of $3.1 million; and (v) a reduction in interest expense of $1.8 million. The escrow settlement recovery in regards to the RoundTable litigation resulted from the receipt of $4.7 million in January 2010 in full settlement of an outstanding litigation matter related to a claim we had made against amounts paid into escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc. that remained in escrow pending resolution of certain representations and warranties in the agreement governing the acquisition.

Revenues

(in thousands of U.S.$)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$7,905	$16,085	$19,235	$30,989
Royalty revenue – other	980	911	1,959	3,118
License fees	53	398	105	25,450

	$8,938	$17,394	$21,299	$59,557

Medical Products:
Product sales	52,948	47,179	103,928	93,316

Total revenues	$61,886	$64,573	$125,227	$152,873

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

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the three months ended June 30, 2010 decreased by 51% as compared to the same period in 2009, as a result of lower sales of paclitaxel-eluting stents by BSC. Royalty revenue for the quarter ended June 30, 2010 was based on BSC’s net sales for the period January 1, 2010 to March 31, 2010 of $142 million, of which $71 million was in the U.S., compared to net sales for the same period in the prior year of $252 million, of which $119 million was in the U.S. The average gross royalty rate earned in the three months ended June 30, 2010 on BSC’s net sales was 6.0% for sales in the U.S. and 5.1% for sales in other countries, compared to an average rate of 6.6% for sales in the U.S. and 6.2% for sales in other countries for the same period in the prior year. The average gross royalty rates declined in the current period as a result of our tiered royalty rate structure for sales in the U.S., the E.U. and Japan.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the six months ended June 30, 2010 decreased by 33% as compared to the same period in 2009. The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting coronary stent systems by BSC. Royalty revenue for the six months ended June 30, 2010 was based on BSC’s net sales for the period from October 1, 2009 to March 31, 2010 of $328 million, of which $144 million was in the U.S., compared to net sales for the same period in 2009 of $491 million, of which $223 million was in the U.S. The average gross royalty rate earned in the first six months of 2010 on BSC’s net sales was 6.0% for sales in the U.S. and 5.7% for sales in other countries, compared to an average rate of 6.5% for sales in the U.S. and 6.1% for sales in other countries for the same period in 2008. As described above, the average gross royalty rates declined in the first six months of 2010 as a result of our tiered royalty rate structure for sales in the U.S., the E.U. and Japan.

For the six months ended June 30, 2010, other royalty revenue decreased by $1.2 million as compared to the same period in 2009 due to the elimination of royalty payments from Baxter as a result of the Amended and Restated Distribution and License Agreement which was completed in the first quarter of 2009. The entry into the Amended and Restated Distribution and License Agreement with Baxter also explains the $25.3 million reduction in license fees for the six months ended June 30, 2010 as compared to the same period in 2009, due to the one-time $25.0 million payment we received upon entry into the agreement.

We expect revenues in our Pharmaceutical Technologies segment may continue to decrease for the remainder of 2010 as compared to revenues recorded in the same period in 2009, primarily as a result of continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS and the elimination of ongoing royalty payments from Baxter as a result of our entry into the Amended and Restated Distribution and License Agreement.

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

Revenue from our Medical Products segment for the three months ended June 30, 2010 was $53.0 million, an increase of 12% from the $47.2 million recorded for the same period in 2009. This increase was due to a 20% increase in sales of our Proprietary Medical Products and a 9% increase in sales of our Base Medical Products. Revenue from our Medical Products segment for the six months ended June 30, 2010 was $103.9 million, an increase of 12% from the $93.3 million recorded for the same period in 2009. This increase was due to a 21% increase in sales of our Proprietary Medical Products and an 8% increase in sales of our Base Medical Products.

Sales of our Proprietary Medical Products increased to $16.4 million during the three months ended June 30, 2010 from $13.6 million during the same period in 2009. The increase was due primarily to higher sales of certain of our product lines, most significantly our Quill SRS product line and our Option IVC Filter, partly offset by the elimination of revenue from our EnSnare™ product line starting in the first quarter of 2010. In 2009 we elected not to match an offer made to our partner Hatch Medical, LLC to purchase rights to the EnSnare product line, and as a result we no longer sell EnSnare. We do not expect the elimination of the EnSnare product line to have a material impact on our product sales or gross profit margin in 2010 or future periods as compared to prior periods. Sales of our Proprietary Medical Products increased to $32.2 million during the six months ended June 30, 2010 from $26.7 million during the same period in 2009, due primarily to similar factors explaining the increase during the three months ended June 30, 2010.

Sales of our Base Medical Products increased to $36.6 million during the three months ended June 30, 2010 from $33.6 million during the same period in 2009, due primarily to growth in sales of certain of our biopsy, dental suture and microsurgical knives product lines. Sales of our Base Medical Products increased to $71.8 million during the six months ended June 30, 2010 from $66.7 million during the same period in 2009, due primarily to the growth in sales of certain of our product lines consistent with the discussion above and, to a more limited extent, due to improved sales of medical device components manufactured by us and sold to other third-party medical device manufacturers.

Because we believe certain of our Proprietary Medical Products have a high potential for growth, we believe that revenue in our Medical Products segment will continue to increase during the remainder of 2010 as compared to 2009.

Expenditures

(in thousands of U.S.$)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of products sold	$27,871	$25,682	$53,075	$49,648
License and royalty fees	1,477	2,568	3,714	5,474
Research and development	6,853	6,833	13,660	12,930
Selling, general and administrative	22,784	21,606	44,382	41,178
Depreciation and amortization	8,277	8,296	16,651	16,560
Write-down of other assets held for sale	—	—	700	—
Escrow settlement recovery	—	—	(4,710)	—

	$67,262	$64,985	$127,472	$125,790

Cost of Products Sold

Cost of products sold comprises costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $2.2 million to $27.9 million for the three months ended June 30, 2010 compared to $25.7 million for the same period of 2009, primarily relating to the higher levels of aggregate Medical Products segment sales, necessitating increased production of goods to meet sales demands. Gross margins for our Medical Products segment sales were 47.4% for the three months ended June 30, 2010 compared to 45.6% for the same period of 2009. Cost of products sold increased by $3.4 million to $53.1 million for the six months ended June 30, 2010 compared to $49.6 million for the same period of 2009, primarily driven by the higher levels of aggregate Medical Products segment sales as described above. Gross margins for our Medical Products segment sales were 48.9% for the six months ended June 30, 2010 compared to 46.8% for the same period of 2009. Medical Products segment gross margins for the three and six months ended June 30, 2010 were positively impacted by a relative increase in sales of our higher gross margin Proprietary Medical Products, the launch of certain new, higher margin product lines, for which there were no material sales in the comparable prior year period, the benefit of improved absorption of fixed manufacturing costs as a result of higher sales volumes and the relative lower cost of production for surgical needles in our facility in Puerto Rico as compared to our facility in Syracuse, NY which was closed in 2009.

We expect that cost of products sold will continue to be significant and that gross margins may continue to improve during the remainder of 2010, primarily as a result of improved sales mix and specifically as a result of potential increases in sales of certain of our Proprietary Medical Products that provide higher relative gross margins. These improvements may be offset by the impact of certain sales and pricing initiatives for our Base Medical Products designed to improve sales volume, market share, fixed manufacturing capacity utilization and overall operating cash flow.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. The decrease in this expense for the three and six months ended June 30, 2010 as compared to the same period in the prior period reflects the reduction in our royalty revenue discussed above.

We expect license and royalty fee expense to continue to be a significant cost during the remainder of 2010, commensurate with the amount of royalty revenue we earn. As described above, we expect that royalty revenues may continue to decline during the remainder of 2010, resulting in a corresponding decrease in our license and royalty fee expenses.

Research and Development

Our research and development expense comprises costs incurred in performing research and development activities, including salaries and benefits, clinical trial and related clinical manufacturing costs, contract research costs, patent procurement costs, materials and supplies, and operating and occupancy costs. Our research and development activities occur in two main areas:

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

Research and development expenditures for the three months ended June 30, 2010 of $6.9 million were comparable to the same period in 2009 and for the six months ended June 30, 2010 increased to $13.7 million as compared to $12.9 million for the same period in 2009. The increase during the six months ended June 30, 2010 was primarily due to higher salaries and benefits and, to a lesser extent, increases in occupancy costs for our research departments, offset by a decrease in clinical trials costs related to the wind down of the Vascular WrapTM Paclitaxel-Eluting Mesh clinical trials. The increase in salaries and benefits costs was due to increased headcount in our research department, which was primarily due to personnel added in preparation for a potential launch of our anti-infective medical device product lines and personnel retained in connection with our acquisition of assets from Haemacure. The increase in occupancy costs was due primarily to a credit for operating costs on our head office facility in the prior period due to lower operating costs than estimated.

Consistent with our business strategy of offering innovative new medical products, we anticipate we will continue to incur significant research and development expenditures during the remainder of 2010 and for the foreseeable future. We expect our research and development expenditures during the remainder of 2010 to continue to be slightly higher than in 2009. Some of this increase will be driven by additional expenditures for research and development costs relating to our acquisition of technology and product candidates from Haemacure, which will depend on final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses comprise direct selling and marketing costs related to the sale of our various medical products, including salaries, benefits and sales commissions, and our various management and administrative support functions, including salaries, commissions, benefits and other operating and occupancy costs.

Selling, general and administrative expenditures were $22.8 million for the three months ended June 30, 2010 compared to $21.6 million for the same period in 2009 and were $44.4 million for the six months ended June 30, 2010 as compared to $41.2 million for the same period in 2009. The higher expenditures during each of the three and six month periods ended June 30, 2010 were primarily due to increased salaries and benefits, travel and other costs as a result of increased sales and marketing personnel relating primarily to our Proprietary Medical Products, partially offset by reduced professional fees primarily as a result of the settlement of the RoundTable litigation matter as discussed above.

We expect that selling, general and administrative expenses may continue to increase in the remainder of 2010 as compared to the same period in 2009, primarily due to potential increases in selling and marketing expenses relating to commercial activities for certain of our Proprietary Medical Products. These expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of unforeseen litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and Amortization

Depreciation and amortization expense of $8.3 million and $16.7 million for the three and six months ended June 30, 2010, respectively were comparable to the same periods in 2009. Depreciation and amortization expense is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations.

We expect depreciation and amortization expense during the remainder of 2010 to continue to be comparable to the prior year.

Settlement of Escrow Claim

As noted above, in January 2010 we received $4.7 million in full settlement of an outstanding litigation matter with RoundTable. The proceeds received were recorded as escrow settlement recovery during the first quarter of 2010.

Write-down of Assets Held For Sale

In connection with our plans for capacity rationalization in our Pharmaceutical Technologies segment, in 2008 we reclassified a property that is no longer used as a current asset as held for sale in accordance with guidance for accounting for impairment of long-lived assets under ASC No. 350 – General Intangibles Other than Goodwill and ASC No. 360 – Property, Plant and Equipment. This property has a carrying value of approximately $2.3 million as of June 30, 2010, which represents the lower of cost and fair value less cost to sell. Impairment charges related to this property of $0.7 million were recorded against income from continuing operations during the first quarter of 2010.

Other Income (Expense)

(in thousands of U.S.$)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Foreign exchange gain (loss)	$919	$(1,441)	$1,266	$(709)
Investment and other income	(333)	(600)	(386)	(615)
Interest expense on long-term debt	(9,027)	(9,641)	(17,946)	(19,685)
Loan settlement gain	1,180	—	1,180	—
Write-down of investments	(216)	—	(216)	—

Total other expenses	$(7,477)	$(11,682)	$(16,102)	$(21,009)

Net foreign exchange gains and losses were primarily the result of changes in the relationship of the U.S. dollar to each of the Canadian dollar, Euro, Danish kroner and other foreign currency exchange rates when translating our foreign currency denominated monetary assets and liabilities to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to assist in meeting our anticipated operating and capital expenditure foreign currency requirements in future periods in jurisdictions outside of the U.S. We do not use derivatives to hedge against exposures to foreign currency arising from our balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Included in investment and other income for the three and six months ended June 30, 2010 is a charge of $0.3 million relating to the write-off of leasehold improvements for a leased property no longer in use. Included in investment and other income for the three and six months ended June 30, 2009 is a charge of $0.6 million relating to the write-off of the portion of the deferred financing charges associated with the term loan portion of our credit facility with Wells Fargo that terminated on May 29, 2009.

During the three and six months ended June 30, 2010, we incurred interest expense on our outstanding long-term debt obligations of $9.0 million and $17.9 million, respectively, compared to $9.6 million and $19.7 million, respectively, for the same periods in 2009. The decreases are driven by a decline in the interest rate applicable to our Floating Rate Notes, which averaged 4.1% for the three months ended June 30, 2010 compared to 4.9% for the same period in 2009, due to lower LIBOR rates. Interest expense also includes $0.7 million and $1.5 million, respectively for amortization of deferred financing costs for the three and six months ended June 30, 2010 compared to $0.7 million and $1.4 million, respectively for the three and six months ended June 30, 2009.

During the three and six months ended June 30, 2010, we recorded a $1.2 million loan settlement gain relating to the settlement of the loan with Haemacure in connection with the acquisition of assets of Haemacure, as more fully described above (see “Acquisitions”).

Income Tax

For the three and six months ended June 30, 2010, we recorded an income tax expense of $1.2 million and $2.4 million, respectively, compared to an income tax recovery of $0.2 million and income tax expense of $5.5 million for the three and six months ended June 30, 2009, respectively. The income tax expense for the three and six months ended June 30, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

At June 30, 2010, we had working capital of $58.8 million and cash resources of $29.7 million, consisting of cash and cash equivalents. For the six months ended June 30, 2010, our working capital decreased by $7.7 million as compared to December 31, 2009, primarily due to decreases in cash and cash equivalents and short-term investments, partly offset by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and income taxes payable.

We maintain a senior secured revolving credit facility with Wells Fargo with the potential to borrow up to $25.0 million (subject to a borrowing base formula derived from the value of certain of our and our subsidiaries’ finished goods inventory and accounts receivable). The amount we are able to borrow under the facility therefore fluctuates from month to month. As of June 30, 2010, the amount of financing available under the revolving credit facility was approximately $10.4 million, which is net of $2.0 million in letters of credit issued under the revolving credit facility. In addition, as of June 30, 2010, there were no borrowings outstanding under the revolving credit facility.

Our cash resources and any borrowings available under the revolving credit facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing sales and marketing initiatives, working capital requirements, debt servicing requirements, clinical studies, research and development initiatives and for general corporate purposes. We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business. Our ability to use cash resources for such acquisitions and investments is severely constrained by our current lack of liquidity.

Any borrowings outstanding under the revolving credit facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR rate was 0.53% on June 30, 2010, a 0.50% increase or decrease in the LIBOR rate as of June 30, 2010 would have no impact on interest payable under the credit facility. The revolving credit facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of Adjusted EBITDA and interest coverage ratios, among other terms and conditions. A breach of any of these covenants could result in our inability to draw on the facility or the immediate repayment of any then outstanding principal and interest. Repayment of any amounts drawn under the revolving credit facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the revolving credit facility in certain circumstances cannot be re-borrowed by us. We maintain this facility to provide additional liquidity and capital resources for working capital and general corporate purposes in the near term and more flexibility and time to explore other longer-term options for our overall capital structure and working capital needs. In April 2010 we completed an amendment to our credit agreement with Wells Fargo, which included, among other items, amendments to financial covenants pertaining to minimum EBITDA levels, interest coverage ratios and the definition of Adjusted EBITDA. This amendment allow us continued access to funds per the terms of the credit agreement, and are primarily intended to reflect the continued decline and uncertainty of sales of TAXUS by BSC and the related potential impact on our Adjusted EBITDA. However, there are no assurances that we will continue to meet the specified conditions to borrow under the facility.

On July 23, 2009, we filed a shelf registration statement on Form S-3 with the SEC and a corresponding preliminary short form base shelf prospectus with the securities commissions of British Columbia and Ontario. On December 7, 2009, the shelf registration statement on Form S-3 (as amended by our Amendment No.1 on Form S-3/A) was declared effective by the SEC and we filed a final short form base shelf prospectus with the securities commissions of British Columbia and Ontario. The registration statement on Form S-3 and short form base shelf prospectus allow us to make offerings of Common shares, Class I Preference shares, debt securities, warrants or units for initial aggregate proceeds of up to $250.0 million to potential purchasers in British Columbia, Ontario and the U.S. We believe that having the ability to issue these securities may give us the flexibility to raise capital quickly and effect other long-term changes to our capital structure that we may deem advisable in the future. To date, however, our current financial position has hindered our ability to raise capital through the issuance of securities using the shelf registration statement on Form S-3 and the short form base shelf prospectus and there is no assurance that we will be able to complete any such offerings.

Our most significant financial liabilities are our Senior Floating Rate Notes due December 1, 2013 (“Floating Rate Notes”) and our 7.75% Senior Subordinated Notes due April 1, 2014 (“Subordinated Notes”), which together comprise $575 million in aggregate principal amount. These debt obligations were originally supported by our license revenue from sales of TAXUS® coronary stent systems. However, the decline in TAXUS revenues has had a significant negative impact on our liquidity. Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below, and the significant cash that will be necessary to continue to execute our business plan, including selected growth and new product development initiatives in our Medical Products segment, initiatives to maintain sales of our Base Medical Products and to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including the Floating Rate Notes and the Subordinated Notes.

Our current cash inflows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to changes in drug-eluting coronary stent markets, including the impact of increased competition in such markets and research relating to the efficacy of drug-eluting stents and the sales achieved in such markets by our partner BSC, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including but not limited to facility closures, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

In particular, as our royalties received from BSC have continued to decline significantly as compared to prior periods, and given that such royalties impact our operating cash flows, liquidity position and cash balances immediately in the period they are recorded, our current liquidity and capital resources have been materially adversely affected by the decline in royalties.

Any of the factors noted above or other uncertainties may adversely affect our liquidity and capital resources to a further significant extent, and may force us to attempt to further reduce our expenditures on research and development or on our various new product and sales and marketing initiatives in order for us to continue to service our debt obligations. Such reductions would have an adverse effect on our new product development and sales growth initiatives and reduce our ability to achieve the revenue growth targets, product launch or new product development timelines in our current operating plan. There can also be no assurance that such reductions in expenditures will be adequate, or will be able to be completed in an adequate time frame, to provide sufficient cash flow to continue to service our current level of debt obligations.

Additionally, as described in our public filing for the last several quarterly periods, we have continued to assess a broad range of strategic and financial alternatives that could improve our liquidity and capital resources, reduce our debt and align our capital structure with our business initiatives and our industry peers. Capital markets conditions, including a significant and material decline in the level of corporate lending activity and the cost of any such lending, which deteriorated significantly during 2008 and 2009, continue to be challenging. As a result, our efforts to date to consummate such a transaction have been unsuccessful and we may not be able to complete any restructuring, reorganization or strategic activities on terms that would be favorable for our current lenders or our shareholders, if at all.

Cash Flow Highlights

(in thousands of U.S.$)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash and cash equivalents, beginning of period	$42,769	$64,523	$49,542	$38,952
Cash (used in) provided by operating activities	(11,035)	(7,517)	(16,086)	19,872
Cash used in investing activities	(1,772)	(4,634)	(3,063)	(5,138)
Cash provided by (used in) financing activities	4	(1,386)	(12)	(2,976)
Effect of exchange rate changes on cash	(300)	(328)	(715)	(52)

Net (decrease) increase in cash and cash equivalents	(13,103)	(13,865)	(19,876)	11,706

Cash and cash equivalents, end of period	$29,666	$50,658	$29,666	$50,658

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended June 30, 2010 was $11.0 million, compared to $7.5 million for the same period in 2009, due primarily to the increase in operating loss of $4.8 million as well as a $3.4 million increase in working capital requirements, offset by government grant proceeds received of $2.1 million. The increase in operating loss was primarily due to decreases in royalty revenue received from BSC, and additionally, but less significantly, due to increases in operating expenses discussed above. Working capital changes included an increase in net cash outflows from accounts receivable of $1.6 million, an increase in net cash outflows from inventory of $1.1 million and an increase in net cash outflows from income taxes payable of $1.3 million, offset by an increase in net cash inflows from prepaid expenses and other assets of $1.2 million.

Cash used in operating activities for the six months ended June 30, 2010 was $16.1 million, compared to cash provided by operating activities of $19.9 million for the same period in 2009. The change from cash provided by operating activities of $19.9 million to cash used in operating activities of $18.2 million was due primarily to: (i) the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009; (ii) decreases in royalty revenue received from BSC during the period; and (iii) a $19.4 million increase in net working capital requirements, offset by: (i) improved gross margins of $7.4 million; (ii) the $4.7 million settlement of the escrow claim with RoundTable; and (iii) government grant proceeds received of $2.1 million. Working capital changes included an increase in net cash outflows from accounts payable and accrued liabilities of $4.8 million, a decrease in net cash inflows from prepaid expenses and other assets of $6.0 million due to non-cash tax expense related to Baxter during the first quarter of 2009 and an increase in net cash outflows related to income taxes payable of $4.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2010 was $1.8 million compared to net cash used of $4.6 million for the same period in 2009. For the three months ended June 30, 2010, net cash used in investing activities was primarily for capital expenditures of $1.7 million. For the three months ended June 30, 2009, the net cash used in investing activities was primarily related to the $2.5 million milestone payment made to Rex Medical relating to our Option IVC Filter product, as well as a $1.2 million advance provided to Haemacure. In addition, there were $0.9 million of capital expenditures during the three months ended June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $3.1 million compared to net cash used of $5.1 million for the same period in 2009. For the six months ended June 30, 2010, the net cash used in investing activities was primarily for capital expenditures of $2.6 million and proceeds on disposition of property, plant and equipment of $0.8 million. In addition, we advanced a further $1.0 million to Haemacure during the six months ended June 30, 2010. For the six months ended June 30, 2009, the net cash used in investing activities was primarily for capital expenditures of $1.7 million as well as the payments made to Rex Medical and Haemacure as described above.

Depending on the composition and aggregate amount of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At June 30, 2010, we were not holding any short-term marketable securities.

At June 30, 2010 and December 31, 2009, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	June 30, 2010	December 31, 2009
Canadian dollars	$320	$5,542
Swiss franc	415	986
Euro	4,254	5,680
Danish krone	1,908	412
Other	1,160	2,587

Cash Flows from Financing Activities

Net cash used in financing activities for the three and six months ended June 30, 2010 were nominal for both periods. Net cash used in financing activities for the three and six months ended June 30, 2009 were $1.4 million and $3.0 million, respectively, and were primarily for expenditures related to our senior secured credit facility with Wells Fargo as described above (see “Liquidity and Capital Resources”).

LONG-TERM DEBT

(a) Floating Rate Notes

On December 11, 2006, we issued the Floating Rate Notes in the aggregate principal amount of $325.0 million. The Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At June 30, 2010, the interest rate on these notes was 4.3%. We may redeem all or a part of the Floating Rate Notes at specified redemption prices.

(b) Senior Subordinated Notes

On March 23, 2006, we issued the Subordinated Notes in the aggregate principal amount of $250.0 million. The Subordinated Notes bear interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes are unsecured obligations. The Subordinated Notes and related note guarantees provided by us and certain of our subsidiaries are subordinated to our Floating Rate Notes described above and our existing and future senior indebtedness. We may redeem all or a part of the Subordinated Notes at specified redemption prices.

(c) Debt Covenants

The terms of the indentures governing our Floating Rate Notes and our Subordinated Notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.

In addition, our revolving credit facility includes a number of customary financial covenants, including a requirement to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and interest coverage (defined as interest expense divided by Adjusted EBITDA), as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of our business, make distributions or make advances, loans or investments. As discussed above, in April 2010 we completed an amendment to the credit agreement which included amendments to the required financial covenants for Adjusted EBITDA and interest coverage ratios.

Contractual Obligations

During the three and six months ended June 30, 2010, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2009 Annual Report.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of June 30, 2010, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

In June 2009, the FASB issued a new standard under ASC No. 810-10, Consolidation which changes the consolidation model for variable interest entities (“VIE”). The revised model increases the qualitative analysis required when identifying which entity is the primary beneficiary that has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE. The new standard eliminates the Qualifying Special Purpose Entity (“QSPE”) exemption, requires ongoing reconsideration of the primary beneficiary and amends the events which trigger reassessment of whether an entity is a VIE. We adopted the new guidance effective January 1, 2010. Adoption of this standard did not have a material impact on our first quarter 2010 financial results.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 was effective upon issuance and had no material impact on our financial statements or disclosures.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition, under ASC No. 605. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. We are assessing the potential impact of adopting ASU No. 2010-17.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, which provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. We are assessing the potential impact of adopting ASU No. 2010-13.

Outstanding Share Data

As of June 30, 2010, there were 85,170,276 common shares issued and outstanding for a total of $472.7 million in share capital. At June 30, 2010, we had 5,949,959 CDN dollar stock options, and stock options with tandem stock appreciation rights, which we refer to as awards, outstanding under the Angiotech Pharmaceuticals, Inc. stock option plan (of which 3,163,367 were exercisable) at a weighted average exercise price of CDN$5.14. We also had 4,044,383 U.S. dollar awards outstanding under this plan at June 30, 2010 (of which 1,440,000 were exercisable), at a weighted average exercise price of US$1.51. Pursuant to the 2006 Stock Incentive Plan, holders of each CDN dollar award and U.S. dollar award issued on or after October 1, 2002 may exercise their tandem stock appreciation right instead of the underlying stock option. The holder exercising the underlying stock option receives one common share of Angiotech Pharmaceuticals, Inc. for each option exercised. The holder exercising the tandem stock appreciation right portion of an award receives a portion of a common share of Angiotech Pharmaceuticals, Inc. with a fair value equal to the excess of the fair value of the common share subject to the underlying option at the time of exercise over the option price as set forth in the option agreement. Holders of each CDN dollar stock option issued prior to October 1, 2002 may exercise each option for one common share of Angiotech Pharmaceuticals, Inc.

As of June 30, 2010, there were 78 stock options outstanding in the American Medical Instruments Holdings, Inc. stock option plan (of which 49 were exercisable). Each stock option issued under this plan is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2010, we had cash and cash equivalents of $29.7 million (December 31, 2009 – $49.5 million).

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to the 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 4.28% at June 30, 2010 (December 31, 2009 – 4.0%). Based upon our average floating rate debt levels during the three months ended June 30, 2010, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for each of the three months ended June 30, 2010 and 2009. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange gains of $0.9 million and $1.3 million for the three and six months ended June 30, 2010, respectively (foreign exchange losses of $1.4 million and $0.7 million for the three and six months ended June 30, 2009, respectively) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated monetary assets and liabilities to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is mitigated somewhat by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 13% of our net revenue for the three months ended June 30, 2010 (13% for the three months ended June 30, 2009) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended June 30, 2010. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.9 million on an annual basis (June 30, 2009 - $2.9 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and have additionally filed a further writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009, Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and a decision on the appeal is currently scheduled for September 7, 2010.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by the Company’s subsidiary Medical Device Technologies Inc. (“MDT”), of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in MDT’s favor, finding that the BioPince device did not infringe a key claim of Dr. Baran’s patents. Dr. Baran appealed this decision. A hearing on Dr. Baran’s appeal was held before the U.S. Court of Appeals for the Federal Circuit on June 9, 2010 and we are awaiting a decision.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, no hearing date has yet been set by the EPO.
•	In EP1159974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech plans to appeal the decision.
•

In EP1159975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the Opposition.

•

In EP0876165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•

In EP0991359, a Notice of Opposition was filed. Angiotech filed a response on September 8, 2009. A hearing date was set for March 10, 2010, and then canceled by the EPO after the opponent withdrew from the proceedings. On April 1, 2010, the EPO maintained the patent in amended form. As no appeal was filed by the opponent before the appeal deadline, the decision is regarded as final.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. In addition to the risk factors set forth in the 2009 Annual Report, the following risk factors modify and supplement, and should be read in conjunction with, the risk factors disclosed in the 2009 Annual Report and on the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2010. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

Risks Related to Our Business

The NASDAQ and/or the Toronto Stock Exchange may delist our common shares from quotation on its exchange, which could limit investors’ ability to make transactions in our common shares and subject us to additional trading restrictions.

The NASDAQ rules provide that the exchange can delist a company’s shares for failing to maintain a share price above a dollar. On July 6, 2010, we received a notice from the NASDAQ stating that we are not in compliance with NASDAQ’s listing rules because the bid price for our common shares closed below the required minimum of $1.00 per share for the previous 30 consecutive business days. The notice also indicated that we have a grace period of 180 calendar days, until January 3, 2011, to regain compliance with NASDAQ’s listing rules. In the event that we do not regain compliance with the listing rules prior to the expiration of the grace period, unless we are eligible for an additional grace period, NASDAQ will delist our common shares. We cannot assure you that we will be able to regain compliance with NASDAQ’s listing requirements and that our common shares will continue to be traded on the NASDAQ in the future.

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
10.1

Amendment between Angiotech Pharmaceuticals, Inc. and Cook Incorporated to the July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated.*

10.2

Supplemental Indenture dated June 8, 2010 among Angiotech America, Inc., Angiotech Florida Holdings, Inc., Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Deutsche Bank National Trust Company, for 7.75% Senior Subordinated Notes due 2014.

10.3

Supplemental Indenture dated June 8, 2010 among Angiotech America, Inc., Angiotech Florida Holdings, Inc., Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Deutsche Bank National Trust Company, for Senior Floating Rate Notes due 2013.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Earnings ratios update.

*	portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: August 9, 2010	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)