Form 10-Q
period 2010-09-30
ANGIOTECH PHARMACEUTICALS INC
filed 2010-11-09
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

85,180,377 Common Shares, no par value, as of November 9, 2010

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents [note 6]	$25,566	$49,542
Short-term investments [note 7]	5,746	7,780
Accounts receivable	31,046	28,167
Income tax receivable	1,657	1,090
Inventories [note 8]	38,010	35,541
Deferred income taxes, current portion	3,974	4,284
Prepaid expenses and other current assets	3,487	3,294

Total current assets	109,486	129,698

Assets held for sale	2,300	5,300
Property, plant and equipment [note 9]	50,538	46,879
Intangible assets [note 10]	151,104	173,019
Deferred financing costs [note 13(c)]	9,510	11,409
Deferred income taxes, non-current portion	2,125	2,009
Other assets	1,737	3,754

Total assets	$326,800	$372,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 11]	$44,593	$46,324
Income taxes payable	4,901	10,858
Interest payable on long-term debt [note 13 (b)]	10,806	6,004

Total current liabilities	60,300	63,186

Deferred leasehold inducement [note 12]	4,335	2,888
Deferred income taxes	38,355	38,787
Other tax liabilities	3,385	3,898
Long-term debt [note 13(a) & (b)]	575,000	575,000
Other liabilities	1,093	1,596

Total non-current liabilities	622,168	622,169

Commitments and contingencies [note 17]

Stockholders’ deficit
Share capital [note 15]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
September 30, 2010 – 85,176,449
December 31, 2009 – 85,138,081	472,751	472,742
Additional paid-in capital	35,029	33,687
Accumulated deficit	(905,810)	(866,541)
Accumulated other comprehensive income	42,362	46,825

Total stockholders’ deficit	(355,668)	(313,287)

Total liabilities and stockholders’ deficit	$326,800	$372,068

Going concern and liquidity [note 1]

See accompanying notes to the interim consolidated financial statements

Angiotech Pharmaceuticals, Inc.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Product sales, net	$51,868	$48,660	$155,796	$141,976
Royalty revenue	7,063	14,531	28,257	48,638
License fees	53	53	158	25,503

	58,984	63,244	184,211	216,117

EXPENSES
Cost of products sold	26,808	25,958	79,883	75,606
License and royalty fees	1,170	2,463	4,884	7,937
Research and development	6,240	4,596	19,900	17,526
Selling, general and administration	22,489	17,924	66,871	59,102
Depreciation and amortization	8,297	8,285	24,948	24,845
Write-down of assets held for sale	—	—	700	—
Escrow settlement recovery [note 16]	—	—	(4,710)	—

	65,004	59,226	192,476	185,016

Operating (loss) income	(6,020)	4,018	(8,265)	31,101

Other income (expenses):
Foreign exchange gain (loss)	3	(518)	1,269	(1,227)
Other (expense) income	(126)	46	(512)	74
Debt restructuring costs [note 13 (b)]	(2,978)	—	(2,978)	—
Interest expense on long-term debt	(9,833)	(9,286)	(27,779)	(28,971)
Write-down of investments and deferred financing charges	—	—	(216)	(643)
Loan settlement gain [note 5]	—	—	1,180	—

Total other expenses	(12,934)	(9,758)	(29,036)	(30,767)

(Loss) / income before income taxes	(18,954)	(5,740)	(37,301)	334
Income tax (recovery) expense [note 14]	(454)	2,062	1,968	7,569

Net loss	$(18,500)	$(7,802)	(39,269)	$(7,235)

Basic and diluted net loss per common share	$(0.22)	$(0.09)	$(0.46)	$(0.08)

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,174	85,136	85,162	85,125

See accompanying notes to the interim consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	income	(deficit)
Balance at December 31, 2008	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Stock-based compensation			386				386
Net unrealized gain on available-for-sale securities, net of taxes (nil)					847	$847	847
Cumulative translation adjustment					(1,152)	(1,152)	(1,152)
Net income				12,444		12,444	12,444

Comprehensive income						$12,139

Balance at March 31, 2009	85,121,983	$472,739	$32,493	$(831,229)	$38,649		$(287,348)

Exercise of stock options	4,742	1	(1)				—
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(38)	$(38)	(38)
Cumulative translation adjustment					1,796	1,796	1,796
Net loss				(11,877)		(11,877)	(11,877)

Comprehensive loss						$(10,119)

Balance at June 30, 2009	85,126,725	$472,740	$32,915	$(843,106)	$40,407		$(297,044)

Exercise of stock options	10,000	2					2
Stock-based compensation			363				363
Net unrealized gain on available-for-sale securities, net of taxes (nil)					641	$641	641
Cumulative translation adjustment					545	545	545
Net loss				(7,802)		(7,802)	(7,802)

Comprehensive loss						$(6,616)

Balance at September 30, 2009	85,136,725	$472,742	$33,278	$(850,908)	$41,593		$(303,295)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2009	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	20,890	3					3
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(1,940)	$(1,940)	(1,940)
Cumulative translation adjustment					(1,898)	(1,898)	(1,898)
Net loss				(6,695)		(6,695)	(6,695)

Comprehensive loss						$(10,533)

Balance at March 31, 2010	85,158,971	$472,745	$34,110	$(873,236)	$42,987		$(323,394)

Exercise of stock options	11,305	4					4
Stock-based compensation			479				479
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(358)	(358)	(358)
Cumulative translation adjustment					(2,401)	(2,401)	(2,401)
Net loss				(14,074)		(14,074)	(14,074)

Comprehensive loss						(16,833)

Balance at June 30, 2010	85,170,276	472,749	34,589	(887,310)	40,228		(339,744)

Exercise of stock options	6,173	2					2
Stock-based compensation			440				440
Net unrealized loss on available-for-sale securities, net of taxes (nil)					264	264	264
Cumulative translation adjustment					1,870	1,870	1,870
Net loss				(18,500)		(18,500)	(18,500)

Comprehensive loss						(16,366)

Balance at September 30, 2010	85,176,449	472,751	35,029	(905,810)	42,362		(355,668)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING ACTIVITIES
Net loss	$(18,500)	$(7,802)	$(39,269)	$(7,235)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,318	9,198	27,896	27,423
Loss on disposition of property and equipment	129	342	571	410
Write-down of assets held for sale	—	—	700	—
Write-down and adjustments of investments	264	—	480	—
Write-down and other deferred financing charges	—	—	—	643
Loan settlement gain [note 5]	—	—	(1,180)	—
Deferred income taxes	(735)	1,514	(948)	(1,082)
Stock-based compensation expense	440	363	1,342	1,172
Non-cash interest expense	737	624	2,193	1,991
Deferred leasehold inducements [note 12]	—	(84)	2,120	(219)
Other	(184)	(1,039)	(831)	(1,788)
Net change in non-cash working capital items relating to operations [note 20]	5,736	(163)	(11,955)	1,509

Cash (used in) provided by operating activities	(2,795)	2,953	(18,881)	22,824

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,589)	(1,901)	(4,164)	(3,590)
Proceeds from disposition of property, plant and equipment	—	—	758	—
Purchase of intangible assets	—	—	—	(2,500)
Loans advanced	—	—	(1,015)	(1,200)
Asset acquisition costs	—	—	(231)	—
Other	—	—	—	252

Cash used in investing activities	(1,589)	(1,901)	(4,652)	(7,038)

FINANCING ACTIVITIES
Deferred financing charges and costs	(225)	(218)	(244)	(3,194)
Proceeds from stock options exercised	2	2	9	2

Cash used in financing activities	(223)	(216)	(235)	(3,192)

Effect of exchange rate changes on cash and cash equivalents	507	(36)	(208)	(88)
Net (decrease) increase in cash and cash equivalents	(4,100)	800	(23,976)	12,506
Cash and cash equivalents, beginning of period	29,666	50,658	49,542	38,952

Cash and cash equivalents, end of period	$25,566	$51,458	$25,566	$51,458

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

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at September 30, 2010 and for all periods presented, have been made.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

GOING CONCERN AND LIQUIDITY

In accordance with U.S. GAAP, the interim consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. This basis of presentation assumes that the company will continue to realize assets and discharge liabilities in the normal course of business. However, as discussed below, there are several material uncertainties which cast substantial doubt about the validity of this assumption. The financial statements do not reflect any adjustments related to the recoverability or classification of assets that may be necessary if the Company is unable to continue operating as a going concern.

•

The Company’s most significant financial liabilities are its $325 million Senior Floating Rate Notes due December 1, 2013 (“Existing Floating Rate Notes”) and its $250 million 7.75% Senior Subordinated Notes due April 1, 2014 (“Subordinated Notes”). Interest payments related to this debt were historically supported by the Company’s license revenue derived from sales of TAXUS® coronary stent systems (“TAXUS”) by Boston Scientific Corporation (“BSC”). However, the sustained and sharp decline in royalty revenues derived from sales of TAXUS over the last several years has significantly strained the Company’s liquidity and ability to service its long term debt obligations. As a result of the decline in TAXUS and other liquidity constraints, on October 1, 2010 the Company announced that it would not be making the $9.7 million interest payment due to holders of the Subordinated Notes (the “Subordinated Noteholders”) on October 1, 2010 and that it was in negotiations with certain Subordinated Noteholders to potentially restructure and reduce existing debt levels. On October 29, 2010, the Company further announced that it had entered into a Recapitalization Support Agreement (the “Support Agreement”) with holders of approximately 73% of the outstanding aggregate principal amount of its Subordinated Notes (the “Consenting Noteholders”) to eliminate $250 million of its debt in exchange for common shares of the Company, subject to various conditions. The outstanding interest obligation of $9.7 million was fully accrued for as at September 30, 2010.

In addition, on October 29, 2010 the Company also entered into a support agreement (the “FRN Support Agreement”) with holders of approximately 51% of the aggregate principal amount of the Company’s Existing Floating Rate Notes for the exchange of their Existing Floating Rate Notes for new floating rate notes (the “New Floating Rate Notes”). The exchange offer related to the Existing Floating Rate Notes (the “FRN Exchange Offer”) will be open to all qualifying holders of Existing Floating Rate Notes. The New Floating Rate Notes would be issued on substantially the same terms and conditions as the Existing Floating Rate Notes, other than amendments to certain covenants related to the incurrence of additional indebtedness and the definitions of permitted liens and change of control. In addition, the New Floating Rate Notes would be secured by a second lien over the property and assets of the Company and certain of its subsidiaries, which secure the existing revolving credit facility (as amended to the date hereto, including the fourth amendment thereto entered into on November 4, 2010, the “Existing Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) described in note 13 (d). Pursuant to the terms of the Support Agreement, the obligation of the Consenting Noteholders to complete the recapitalization transaction would be conditioned on the completion of the transactions contemplated by the FRN Support Agreement.

Under the Support Agreement, at least 98% of the aggregate principal amount of the Subordinated Noteholders must consent to the Exchange Offer (the “Minimum Exchange Offer Threshold”) on or before January 7, 2011. If the Minimum Exchange Offer Threshold is not met, the Company might be required to pursue the recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act (“CBCA”). Under the Support Agreement, the Company might also be required to pursue the completion of the proposed recapitalization transaction pursuant a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act (the “CCAA”) and/or other court proceedings.

Pursuant to the terms of the Subordinated Notes, the Company had a 30-day grace period from October 1, 2010 to make the required interest payment before the Subordinated Noteholders would have the right to demand repayment of all obligations thereunder. Under the terms of the supplemental indenture governing the Subordinated Notes that was executed in connection with the Support Agreement, this grace period was extended to November 30, 2010. The Company expects that additional extensions will be required to complete the recapitalization transaction. Failure to make the interest payment by the extended deadline would constitute an event of default under the indentures governing each of the Subordinated Notes and Floating Rate Notes. An Event of Default under the indenture governing the Subordinated Notes, arising from the failure to make the interest payment within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Subordinated Notes to demand immediate repayment of the Company’s debt obligations owing under the Subordinated Notes. Similarly, an Event of Default under the indenture governing the Existing Floating Rate Notes, arising from failure to make the interest payment on the Subordinated Notes within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to demand immediate repayment of the Company’s debt obligations owing under the Existing Floating Rate Notes.

Concurrent with discussions relating to the recapitalization transaction as described above, on September 30, 2010 the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Wells Fargo to preserve the Existing Credit Facility described in note 13 (d). On November 4, 2010, the Forbearance Agreement was amended and restated (the Forbearance Agreement, as so amended and restated, the “Amended and Restated Forbearance Agreement”). Under the Amended and Restated Forbearance Agreement, Wells Fargo has agreed to not immediately exercise any rights or remedies it has related to: (a) the Company’s failure to make its interest payment due to the Subordinated Noteholders on October 1, 2010; (b) the Company’s ongoing litigation with QSR Holdings, Inc. (“QSR”) (see note 17 (c) for a description of the litigation); or (c) any future failure to deliver an unqualified audit opinion with respect to the going concern assumption for the fiscal year ending December 31, 2010. The Amended and Restated Forbearance Agreement will terminate on the earliest to occur of: (i) the occurrence of another event constituting an event of default under the Existing Credit Facility; (ii) the occurrence of a Material Adverse Change as defined under the Existing Credit Facility (subject to exclusions for changes relating to the proposed recapitalization transaction); (iii) failure to attain certain intermediate milestones with respect to the proposed recapitalization transaction; (iv) termination of the Support Agreement or the FRN Support Agreement; (v) consummation of the recapitalization transaction on terms and conditions not reasonably satisfactory to Wells Fargo under the Existing Credit Facility; (vi) failure to remain in a grace period with respect to the nonpayment of the interest payment due to the Subordinated Noteholders on October 1, 2010; and (vi) April 30, 2011. The Company incurred $0.1 million to complete both the Forbearance Agreement and Amended and Restated Forbearance Agreement.

On November 4, 2010, the Company entered into the fourth amendment to the Existing Credit Facility (the “Fourth Amendment”) to, among other changes:

•	Amend the existing financial covenants pertaining to minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratios;

•

Increase the borrowing base available to secure loans by including in such borrowing base the value of certain real property, securities and intellectual property owned by the Company and its subsidiaries, in addition to accounts receivable and inventory, in each case subject to reserves, eligibility standards and advance rate formulas. As a result, amount of financing available to the Company under the Existing Credit Facility as at November 4, 2010 increased to approximately $25 million, which excludes $2.8 million of currently outstanding secured letters of credit under the Existing Credit Facility;

•	Amend the specified use of proceeds provisions to allow for certain secured and unsecured intercompany loans by US entities to Canadian entities; and

•	Permit the sale of certain assets of the Company.

Given that the Support Agreement requires that, upon implementation of the recapitalization transaction, the Existing Credit Facility be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity, further consent from Wells Fargo under the Existing Credit Facility will be required in connection with the consummation of the proposed recapitalization transaction. If such consent is not obtained, the Company would be required to replace the Existing Credit Facility with a new revolving credit facility to provide additional liquidity and temporary relief during the period required to complete the proposed recapitalization transaction and fulfill the liquidity requirement referred to above. The Company incurred $0.3 million to complete the Fourth Amendment.

For the three and nine months ended September 30, 2010, the Company incurred approximately $3.0 million of fees and expenses relating to the proposed recapitalization transaction. These fees and expenses represent professional fees paid to both the Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the analysis of financial and strategic alternatives. The Company expects that it will continue to incur substantial costs related to the pursuit of the proposed recapitalization transaction and exploration of other financial and strategic alternatives for the next three to six months. These costs may further negatively impact the Company’s cash and liquidity position. For more information see note 13 and note 22.

•

As discussed in note 13, utilization of the Existing Credit Facility is subject to a borrowing base formula based on the value of certain finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA and fixed charge coverage ratios. While the Company expects to be able to comply with the Adjusted EBITDA and fixed charge coverage covenants specified under the Existing Credit Facility throughout the remainder of 2010, there are no assurances that the Company will continue to comply with the covenants specified under the Existing Credit Facility in 2011 and beyond. A breach of these covenants, failure to completed the proposed recapitalization transaction, expiration of the Amended and Restated Forbearance Agreement, failure to make the interest payment on the Subordinated Notes by the amended expiration date of the relevant grace period, or failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Existing Credit Facility may limit the Company’s ability to borrow under the Amended Credit Facility or result in demands for accelerated repayment, thus further straining the Company’s working capital position and ability to continue operations. As at November 9, 2010, the Company estimates the amount of financing available under the Existing Credit Facility is approximately $25 million, which is net of $2.8 million of secured letters of credit. The Company currently has no borrowings outstanding under the Existing Credit Facility other than such letters of credit.

•

For the three and nine months ended September 30, 2010, the Company reported significant operating losses of $18.5 million and $39.3 million, respectively. Furthermore, as at September 30, 2010, the Company reported a stockholder’s deficit totaling $355.7 million and a net decrease in cash resources of $24.0 million as compared to December 31, 2009. During the three months ended September 30, 2010, $2.8 million was used in operating activities; $1.6 million was used to fund investing activities and $0.2 million was used in connection with financing activities. For the nine months ended September 30, 2010, $18.9 million was used in operating activities; $4.7 million was used to fund investing activities and $0.2 million was used in financing activities. Further operating losses and negative operating cash flows would continue to have an adverse impact on the Company’s liquidity position and ability to meet future obligations.

•

As discussed above, the Company’s long term-debt interest payments continue to be significant and strain the Company’s liquidity. During the three and nine months ended September 30, 2010, the Company incurred interest expense of $9.8 million and $27.8 million, respectively, as compared to $9.3 million and $29.0 million, respectively, for the same periods in 2009. If the Company is able to successfully eliminate its $250 million Subordinated Notes through the proposed recapitalization transaction, the Company’s future interest obligations are expected to be significantly reduced. The Existing Floating Rate Notes reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%. As LIBOR may fluctuate from period to period, such volatility affects quarterly interest rates on the Existing Floating Rate Notes, thereby affecting the magnitude of interest costs within a given period. As at September 30, 2010 and December 31, 2009, the Existing Floating Rate Notes bore interest rates of 4.1% and 4.0%, respectively. Under the FRN Support Agreement, the interest terms would remain the same as those currently stipulated. If the Company draws upon the Existing Credit Facility described above, additional interest expense will be incurred.

•

As described above, the Company’s Pharmaceutical Technologies segment has experienced a significant and sharp decline in revenues, primarily attributable to a decrease in royalty revenues based on declining sales of TAXUS by BSC. The decline in sales is primarily due to the entry of several new competitors into the U.S. drug-eluting stent market since 2008. Under its license agreement with BSC, the Company does not have the ability to control direct or indirect sales of TAXUS products. The Company expects that competitive products will continue to adversely impact TAXUS related revenues and cash flows throughout the remainder of 2010 and subsequent years. Revenue from the Company’s Pharmaceutical Technologies segment for the three months ended September 30, 2010 declined by $7.5 million compared to the same period in 2009. Excluding a $25.0 million one-time license fee received from Baxter International, Inc. (“Baxter”) under an Amended and Restated Distribution and License Agreement in the first quarter of 2009, revenue from the Pharmaceutical Technologies segment for the nine months ended September 30, 2010 was $20.3 million lower compared to the same period in 2009.

•

As reported in note 17, the Company has entered into various research and development collaboration agreements, under which it may be required to participate in certain cost sharing or funding arrangements. The Company may also be obligated to make certain royalty and milestone payments contingent upon the achievement of contractual development, collaboration, regulatory and/or commercial milestones, which are not necessarily within the Company’s control. As such, acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes may trigger contingent payments earlier than are currently expected, thus negatively impacting the Company’s cash flows and liquidity position.

The Company’s ability to continue as a going concern will depend upon its ability to: (i) execute and complete the proposed recapitalization transaction as described above and in note 13, (ii) restructure, refinance or amend terms of its other existing debt obligations; (ii) remain in compliance with its debt covenants to maintain access to its Existing Credit Facility; (iii) obtain additional equity and debt financing; (iv) achieve revenue growth and improvement of gross margins; and (v) achieve greater operating efficiencies or a reduction of expenses.

The Company’s future plans and current initiatives to manage its operating, going concern and liquidity risks include, but are not limited to the following:

•	Implementation and execution of the proposed recapitalization transaction to reduce the burden of existing debt levels and interest expense;

•	Exploration of various other strategic and financial alternatives, including a potential future equity financing;

•	Attainment of the necessary debt waivers, extensions or temporary concessions to provide relief during the restructuring period;

•	Maintenance and utilization of the Existing Credit Facility with Wells Fargo;

•	Evaluation of amounts expended for certain sales and marketing programs;

•	Selected gross margin improvement initiatives;

•	Potential sale of non-productive property, plant and equipment assets;

•	Renegotiation of certain licensing and distribution agreements; and

•	Optimization of day-to-day operating cash flows.

Management continues to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to maintain compliance with the terms of financing agreements.

Although the Company has entered into various agreements with the intention to recapitalize the Company, there is no assurance that the Company will be able to successfully execute and complete the proposed recapitalization transaction before the before the expiration of the existing temporary waivers, extensions and other relief granted by the Amended and Restated Forbearance Agreement, the Support Agreement and the Fourth Amendment. Any recapitalization transaction contemplated by the Support Agreement may also be subject to governmental, court, regulatory, shareholder and third party approvals. In the event that the Company is unable to successfully complete the recapitalization transaction or make its interest payment on the Subordinated Notes by the expiration of the applicable grace period; the Subordinated Noteholders, holders of the Company’s Existing Floating Rate Notes or Wells Fargo under the Company’s Existing Credit Facility might elect to trigger provisions under the respective indentures or credit agreements allowing them to accelerate repayment and, in the case of the Wells Fargo under the Company’s Existing Credit Facility, refuse to extend further credit to the Company. In this case, the Company’s current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on the Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of the Company’s creditors might jeopardize the Company’s working capital position and ability to sustain its operations. In such circumstances, the Company would explore other alternatives, which may include a potential reorganization under the applicable bankruptcy and insolvency laws.

While the Company believes that it has developed planned courses of action and identified other opportunities to mitigate the operating, going concern and liquidity risks outlined above, there is no assurance that it will be able to complete any or all of the plans or initiatives that have been identified or obtain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Company’s liquidity position that have not yet been identified.

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

Recently adopted accounting policies

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) on measuring liabilities at fair value under accounting standard codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The update provides clarification on how to measure the fair value of a liability when a quoted price for an identical liability is not available in an active market. This includes a discussion of appropriate valuation techniques. ASC No. 820 is effective for reporting periods, including interim periods, beginning after August 26, 2009. Adoption of this standard did not have a material impact on the valuation of the Company’s liabilities.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition, under ASC No. 605. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The adoption of this standard has had no material impact on the Company’s recognition of revenue from current collaboration and revenue contracts.

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

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The Company does not expect that this standard to impact its financial results.

4.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of the short-term investments approximates their carrying value of $5.7 million as of September 30, 2010 (December 31, 2009 – $7.8 million) as these investments are marked-to-market each period. The total fair value of the long-term debt and accrued interest is approximately $381.6 million (December 31, 2009 – $436.8 million) and has a carrying value of $585.8 million as at September 30, 2010 (December 31, 2009 – $581.0 million). The fair values of the short-term investments and long-term debt are based on quoted market prices at September 30, 2010 and at December 31, 2009.

Financial risk includes interest rate risk, exchange rate risk and credit risk:

•

Interest rate risk arises due to the Company’s long-term debt bearing variable interest rates. The interest rate on the Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The Floating Rate Notes currently bear interest at a rate of 4.1% (December 31, 2009 – 4.0%). The Company does not use derivatives to hedge against interest rate risks.

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

•

Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Company does not currently foresee a significant credit risk associated with these receivables, collection is dependent to some extent upon the financial stability of those countries’ national economies. At September 30, 2010, accounts receivable is net of an allowance for uncollectible accounts of $1.0 million (December 31, 2009 – $0.5 million).

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

As the acquisition qualified as a business combination, transaction-related expenses of $nil and $0.6 million were charged to selling, general and administration costs, respectively, during the three and nine months ended September 30, 2010. This preliminary assessment is based on initial estimates by management of the fair values of the assets acquired as at April 6, 2010. The determination of the fair value of all identifiable assets and liabilities is subject to the finalization of subsequent valuation procedures. The Company expects to finalize the allocation of the fair values by December 31, 2010. The assets acquired from Haemacure have been included in the consolidated financial statements since the date of acquisition.

Pro forma information (unaudited)

The following unaudited pro forma information is provided for the business combination assuming that it occurred at the beginning of the earliest period presented, January 1, 2009. The pro forma information combines the financial results of the Company with the financial results of Haemacure for the three and nine month periods ended September 30, 2010 and September 30, 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net loss	$(18,500)	$(9,891)	$(40,755)	$(11,365)
Net loss per share	(0.22)	(0.12)	(0.48)	(0.13)

The information presented above is for illustrative purposes only and is not indicative of the results that would have been achieved had the business combination taken place at the beginning of the earliest period presented. For comparative purposes, the pro forma information above excludes the impact of the $1.2 million non-recurring loan settlement gain and $0.6 million of transaction costs which were incurred in connection with the business combination during the nine months ended September 30, 2010. The pro forma impact on revenue was not material for any of the periods presented.

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	September 30, 2010	December 31, 2009
U.S. dollars	$17,581	$34,335
Canadian dollars	1,155	5,542
Swiss franc	614	986
Euro	3,466	5,680
Danish kroner	1,634	412
Other	1,116	2,587

	$25,566	$49,542

7.	SHORT-TERM INVESTMENTS

September 30, 2010	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$4,898	$5,746

December 31, 2009	Cost	Gross unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$6,932	$7,780

All of the Company’s available-for-sale securities are in publicly traded equity securities, which are recorded at fair value at the end of each reporting period based on available bid prices.

8.	INVENTORIES

Inventories are comprised of the following:

	September 30, 2010	December 31, 2009
Raw materials	$9,583	$10,352
Work in process	13,205	12,283
Finished goods	15,222	12,906

	$38,010	$35,541

9.	PROPERTY, PLANT AND EQUIPMENT

September 30, 2010	Cost	Accumulated depreciation	Net book value
Land	$5,051	$—	$5,051
Buildings	15,441	2,284	13,157
Leasehold improvements	22,715	7,095	15,620
Manufacturing equipment	23,945	11,060	12,885
Research equipment	8,250	5,872	2,378
Office furniture and equipment	4,386	3,702	684
Computer equipment	7,808	7,045	763

	$87,596	$37,058	$50,538

December 31, 2009	Cost	Accumulated depreciation	Net book Value
Land	$4,796	$—	$4,796
Buildings	14,736	2,248	12,488
Leasehold improvements	19,709	6,292	13,417
Manufacturing equipment	20,396	9,175	11,221
Research equipment	8,197	5,235	2,962
Office furniture and equipment	4,398	3,577	821
Computer equipment	8,183	7,009	1,174

	$80,415	$33,536	$46,879

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and nine months ended September 30, 2010 was $1.8 million and $5.2 million, respectively ($1.7 million and $5.2 million, respectively, for the three and nine months ended September 30, 2009).

10.	INTANGIBLE ASSETS

September 30, 2010	Cost	Accumulated amortization	Net book value
Acquired technologies	$136,760	$74,889	$61,871
Customer relationships	110,282	48,521	61,761
In-licensed technologies	53,650	33,375	20,275
Trade names and other	14,327	7,130	7,197

	$315,019	$163,915	$151,104

December 31, 2009	Cost	Accumulated amortization	Net book value
Acquired technologies	$135,060	$64,935	$70,125
Customer relationships	110,778	41,530	69,248
In-licensed technologies	53,882	28,710	25,172
Trade names and other	14,511	6,037	8,474

	$314,231	$141,212	$173,019

Amortization expense for the three and nine months ended September 30, 2010 was $7.6 million and $22.7 million, respectively ($7.5 million and $22.3 million, respectively, for the three and nine months ended September 30, 2009).

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2010	December 31, 2009
Trade accounts payable	$5,473	$5,110
Accrued license and royalty fees	11,087	13,738
Employee-related accruals	14,219	14,054
Accrued professional fees	4,688	4,141
Accrued contract research	707	704
Other accrued liabilities	8,419	8,577

	$44,593	$46,324

12.	DEFERRED LEASEHOLD INDUCEMENT

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

13.	LONG-TERM DEBT

The following long-term debt was issued and outstanding:

	September 30, 2010	December 31, 2009
Senior Floating Rate Notes	$325,000	$325,000
7.75% Senior Subordinated Notes	250,000	250,000

	$575,000	$575,000

(a)	Existing Floating Rate Notes

On December 11, 2006, the Company issued the Existing Floating Rate Notes due December 1, 2013 in the aggregate principal amount of $325 million. The Existing Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Existing Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of the Company’s subsidiaries, and rank equally in right of payment to all of the Company’s existing and future senior indebtedness. At September 30, 2010, the interest rate on these notes was 4.1%. The Company may redeem all or a part of the Existing Floating Rate Notes at specified redemption prices.

As part of the proposed recapitalization transaction announced on October 29, 2010, the Company entered into the FRN Support Agreement with holders of approximately 51% of the aggregate principal amount of its Existing Floating Rate Notes (“FRN Noteholders”) to exchange their Existing Floating Rate Notes for New Floating Rate Notes. The New Floating Rate Notes would be issued on substantially the same terms and conditions as the Existing Floating Rates Notes, other than proposed amendments to certain to key provisions of the Floating Rate Note indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness and liens, including a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property and assets of the Company and certain of its subsidiaries, that secure the Existing Credit Facility, subject to customary carve-outs and certain permitted liens; and

•	Changes to the definitions of certain “Change of Control” provisions.

(b)	Senior Subordinated Notes

On March 23, 2006, the Company issued the Subordinated Notes due April 1, 2014 in the aggregate principal amount of $250 million. The Subordinated Notes bear interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes are unsecured obligations. The Subordinated Notes and related note guarantees provided by the Company and certain of its subsidiaries are subordinated in right of payment to the Existing Floating Rate Notes described above and the Company’s existing and future senior indebtedness. The Company may redeem all or a part of the Subordinated Notes at specified redemption prices.

Due to the liquidity constraints as described above and other factors, on October 29, 2010 the Company announced that it had entered into a Support Agreement with the Consenting Noteholders of approximately 73% of the outstanding aggregate principal amount of the Company’s Subordinated Notes to effectuate a recapitalization of the Company that would result in a significant reduction of the Company’s debt. Upon implementation, the recapitalization transaction would eliminate $250 million in total indebtedness and provide significant improvements to the Company’s credit ratios, liquidity and financial flexibility.

This proposed transaction follows the October 1, 2010 announcement that the Company was in negotiations with the Consenting Noteholders to restructure existing debt levels and that it would not be making the $9.7 million interest payment due to the Subordinated Noteholders on October 1, 2010. The outstanding interest obligation of $9.7 million has been fully accrued for as at September 30, 2010.

Pursuant to the terms of the Subordinated Notes, the Company had a 30 day grace period from October 1, 2010 to make the required interest payment before the Subordinated Noteholders would have the right to demand repayment of all obligations thereunder. Under the terms of the supplemental indenture governing the Subordinated Notes that was executed in connection with the Support Agreement, this grace period was extended to November 30, 2010. The Company expects that additional extensions will be required to complete the recapitalization transaction. Failure to make the interest payment by the extended deadline would constitute an event of default under the indentures governing each of the Subordinated Notes and Existing Floating Rate Notes. An Event of Default under the indenture governing the Subordinated Notes, arising from failure to make the interest payment within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Subordinated Notes to demand immediate repayment of the Company’s debt obligations owing under the Subordinated Notes. Similarly, an event of default under the indenture governing the Existing Floating Rate Notes, arising from failure to make the interest payment on the Subordinated Notes within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to demand immediate repayment of the Company’s debt obligations owing under the Existing Floating Rate Notes.

Key elements of the proposed recapitalization transaction are as follows:

i.

Under the terms of the Support Agreement, the Consenting Noteholders have agreed to exchange their Subordinated Notes for new common stock issued by the Company through an Exchange Offer (the “Exchange Offer”), which is expected to be initiated on or before November 29, 2010. All Noteholders will be eligible to participate in the Exchange Offer, under which they would receive 90% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Contingent upon the Exchange Offer being implemented, the Subordinated Noteholders consenting to the terms of the Support Agreement would be entitled to receive, on a pro-rata basis, an additional 3.5% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Pursuant to the Support Agreement, the obligation of the Consenting Noteholders to complete the recapitalization transaction is conditional on the completion of the transactions contemplated by the FRN Support Agreement with the FRN Noteholders as described in note 13(a) above.

ii.

Upon implementation of the proposed recapitalization transaction, existing common stockholders would receive, in exchange for their existing shares, 2.5% of the new common stock and options to acquire 10% of the new common stock (each subject to dilution) with a strike price that provides for a par recovery to the Subordinated Noteholders. This consideration would be conditioned upon receipt of either a favorable shareholder vote on the recapitalization transaction or an exemption order.

iii.	Upon completion of the proposed recapitalization, all existing options, warrants or other rights to purchase common stock would be cancelled.

iv.	Under the Support Agreement, at least 98% of the aggregate principal amount of the Subordinated Noteholders must consent to the Exchange Offer (the “Minimum Exchange Offer Threshold”) on or before January 7, 2011. If the Minimum Exchange Offer Threshold is not met, the Company might be required to pursue the recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act (“CBCA”). Under the Support Agreement, the Company might also be required to pursue the completion of the recapitalization transaction pursuant a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act (the “CCAA”) and/or other court proceedings.

v.	Upon implementation of the proposed recapitalization transaction, the support agreement requires that the Company’s credit facility with Wells Fargo be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity.

vi.

The completion of the proposed recapitalization transaction is also subject to the establishment of a stock-based incentive plan that is satisfactory to the Company and the Consenting Noteholders. The stock-based incentive plan may provide, over the life of the plan, for the grant of common stock and options of up to 15% of the new common stock, subject to potential dilution, as well as vesting and other considerations consistent with such stock-based incentive plans.

vii.	The proposed recapitalization transaction is expected to be implemented no later than April 30, 2011.

For the three and nine months ended September 30, 2010, the Company incurred approximately $3.0 million of fees and expenses relating to the proposed recapitalization transaction. These fees and expenses represent professional fees paid to both the Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the analysis of financial and strategic alternatives.

Although the Company has entered into various agreements with the intention to recapitalize the Company, there is no assurance that the Company will be able to successfully execute and complete the recapitalization transaction before the expiration of the existing temporary waivers and extensions granted by the Amended and Restated Forbearance Agreement, the Support Agreement and the Fourth Amendment. The completion of the proposed recapitalization transaction is also subject to completion of definitive documentation and satisfaction of any conditions contained therein. As a result, management is still in the process of assessing the impact of the transaction on the Company’s financial results.

c)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

September 30, 2010	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$4,367	$3,633
7.75% Senior Subordinated Notes	8,718	4,904	3,814
Revolving Credit Facility (Note 13 (d))	2,838	1,066	1,772
Other	291	—	291

	$19,847	$10,337	$9,510

December 31, 2009	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Senior Floating Rate Notes	$8,000	$3,506	$4,494
7.75% Senior Subordinated Notes	8,718	4,087	4,631
Revolving Credit Facility (Note 13 (d))	2,563	551	2,012
Other	272	—	272

	$19,553	$8,144	$11,409

d)	Existing Credit Facility

As at September 30, 2010, the Company had a credit agreement with Wells Fargo for a $25.0 million credit facility. The purpose of this facility was to provide additional liquidity for working capital and general corporate purposes. The amount available for borrowing at any time under facility is subject to a borrowing base formula derived from the value of certain of the Company’s finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA and fixed charge coverage ratios. The amount the Company is able to borrow under the Existing Credit Facility therefore fluctuates from month to month. As of September 30, 2010, the amount of financing available under the Existing Credit Facility was approximately $16.0 million, which is net of $2.0 million in letters of credit secured under the Existing Credit Facility. As at September 30, 2010, there were no borrowings outstanding under the Existing Credit Facility and the Company was in compliance with the financial covenants thereunder.

Borrowings under the Existing Credit Facility are secured by certain assets held by the Company’s North American operations. In addition, the Canadian parent company, Angiotech Pharmaceuticals Inc. and certain of its subsidiaries; have been named as the guarantor. Under the General Continuing Guaranty agreement, the guarantor irrevocably and unconditionally guarantees (a) the due and punctual payment of all borrowings, including interest, when due and payable and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Existing Credit Facility agreement and all other related loan documents.

Any borrowings outstanding under the Existing Credit Facility bear interest at rates ranging from LIBOR plus 3.25% to LIBOR plus 3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the revolving credit facility is 2.25% and the LIBOR was 0.30% on September 30, 2010 (December 31, 2009 – 0.25%), a 0.50% increase or decrease in the LIBOR as of September 30, 2010 would have no impact on interest payable under the credit facility.

Repayment of any amounts drawn under the Existing Credit Facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the Existing Credit Facility in certain circumstances cannot be re-borrowed by the Company.

In April 2010, the Company completed a third amendment to the existing credit agreement which, among other changes, amended existing financial covenants pertaining to minimum EBITDA levels and interest coverage ratios. The change was intended to reflect the continued decline and uncertainty of sales of TAXUS by BSC and the related potential impact on the Company’s Adjusted EBITDA.

In connection with the Company’s recent decision to defer the $9.7 million interest payment due to the Subordinated Noteholders on October 1, 2010, the Company entered into the Forbearance Agreement (the “Forbearance Agreement”) with Wells Fargo on September 30, 2010 to preserve the Existing Credit Facility described above. On November 4, 2010, the Company entered into the Amended and Restated Forbearance Agreement with Wells Fargo related to its Existing Credit Facility. Under the Amended and Restated Forbearance Agreement, Wells Fargo has agreed to not immediately exercise any rights or remedies it has related to: (a) the Company’s failure to make its interest payment due to the Subordinated Noteholders on October 1, 2010; (b) the Company’s ongoing litigation with QSR Holdings; or (c) any future failure to deliver an unqualified audit opinion with respect to the going concern assumption for the fiscal year ending December 31, 2010. The Amended and Restated Forbearance Agreement will terminate on the earliest to occur of (i) the occurrence of another event constituting an event of default under the Existing Credit Facility, (ii) the occurrence of a Material Adverse Change as defined under the Existing Credit Facility (subject to exclusions for changes relating to the recapitalization transaction), (iii) failure to attain certain intermediate milestones with respect to the recapitalization transaction, (iv) termination of the Support Agreement or the FRN Support Agreement, (v) consummation of the recapitalization transaction on terms and conditions not reasonably satisfactory to the Wells Fargo under the Existing Credit Facility, (vi) failure to remain in a grace period with respect to the nonpayment of the interest payment due to the Subordinated Noteholders on October 1, 2010 and (vi) April 30, 2011. The Company incurred $0.1 million to complete both the Forbearance Agreement and Amended and Restated Forbearance Agreement.

On November 4, 2010, the Company entered into the Fourth Amendment to the Existing Credit Facility to, among other changes:

•	Amend the existing financial covenants pertaining to minimum EBITDA levels and fixed charge coverage ratios;

•

Increase the borrowing base available to secure loans by including in such borrowing base the value of certain real property, securities and intellectual property owned by the Company and its subsidiaries, in addition to accounts receivable and inventory, in each case subject to reserves, eligibility standards and advance rate formulas. As a result, amount of financing available to the Company under the Existing Credit Facility as at November 4, 2010 increased to approximately $25 million, which excludes $2.8 million currently outstanding secured letters of credit under the Existing Credit Facility;

•	Amend the specified use of proceeds provisions to allow for certain secured and unsecured intercompany loans by US entities to Canadian entities; and

•	Permit the sale of certain assets of the Company.

Given that the Support Agreement requires that, upon implementation of the recapitalization transaction, the Existing Credit Facility be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity, further consent from Wells Fargo under the Existing Credit Facility will be required in connection with the consummation of the proposed recapitalization transaction. If such consent is not obtained, the Company would be required to replace the Existing Credit Facility with a new revolving credit facility to provide additional liquidity and temporary relief during the period required to complete the proposed recapitalization transaction and fulfill the liquidity requirement referred to above. The Company incurred $0.3 million to complete the Fourth Amendment.

While the Company expects to be able to comply with the Adjusted EBITDA and fixed charge coverage covenants specified under the Existing Credit Facility throughout the remainder of 2010, there are no assurances that the Company will continue to comply with the covenants specified under the Existing Credit Facility in 2011 and beyond. A breach of these covenants, failure to complete the proposed recapitalization transaction, expiration of the Amended and Restated Forbearance Agreement, failure to make the interest payment on the Subordinated Notes by the amended expiration date of the relevant grace period, or failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Existing Credit Facility may limit the Company’s ability to borrow under the Existing Credit Facility or result in demands for accelerated repayment, thus further straining the Company’s working capital position and ability to continue operations. The Company currently has no borrowings outstanding under the Existing Credit Facility other than such letters of credit referred to above.

14.	INCOME TAXES

For the three and nine months ended September 30, 2010 the Company recorded an income tax recovery of $0.5 million and income tax expense of $2.0 million, respectively, compared to an income tax expense of $2.1 million and income tax expense of $7.6 million for the three and nine months ended September 30, 2009, respectively. The income tax expense for the nine months ended September 30, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

15.	SHARE CAPITAL

During the three and nine months ended September 30, 2010, the Company issued 6,173 and 38,368 common shares respectively upon exercises of awards (10,000 and 14,742, respectively, for the three and nine months ended September 30, 2009). The Company issues new shares to satisfy stock option and award exercises.

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

A summary of Canadian dollar stock option and award activity is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2008	7,644,632	$12.82	2.67	$196
Granted	1,434,000	0.38
Forfeited	(728,732)	22.80

Outstanding at March 31, 2009	8,349,900	9.81	3.07	1,059

Granted	10,000	2.31
Forfeited	(54,931)	24.28
Cancelled	(2,665,000)	17.73

Outstanding at June 30, 2009	5,639,969	5.91	3.39	4,734

Exercised	(10,000)	0.21
Forfeited	(260)	24.25

Outstanding at September 30, 2009	5,629,709	5.92	3.14	4,355

Exercisable at September 30, 2009	2,996,242	9.98	2.31	715

Exercisable and expected to vest at September 30, 2009	5,154,343	$5.16	2.92	$3,987

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Forfeited	(50,833)	11.73

Outstanding at June 30, 2010	5,949,959	5.14	3.02	1,284

Forfeited	(597,075)	15.40

Outstanding at September 30, 2010	5,352,884	4.00	2.96	820

Exercisable at September 30, 2010	2,851,267	6.55	2.38	344

Exercisable and expected to vest at September 30, 2010	4,674,946	$3.25	2.81	$716

The options and awards presented in the table above expire at various dates from October 16, 2010 to March 8, 2015. A summary of U.S. dollar award activity is as follows:
	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	1,790,968	$3.19	4.19	$64
Granted	1,228,500	0.27

Outstanding at March 31, 2009	3,019,468	2.01	4.35	715

Granted	15,000	2.06
Exercised	(5,625)	0.26
Forfeited	(112,383)	1.99
Cancelled	(60,000)	18.00

Outstanding at June 30, 2009	2,856,460	1.67	4.16	3,355

Forfeited	(12,711)	0.27

Outstanding at September 30, 2009	2,843,749	1.66	3.94	3,394

Exercisable at September 30, 2009	750,674	3.76	3.35	573

Exercisable and expected to vest at September 30, 2009	2,445,748	$2.18	3.72	$2,919

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercised	(13,800)	0.26
Forfeited	(15,158)	0.84

Outstanding at June 30, 2010	4,044,383	1.51	3.66	1,111

Exercised	(12,548)	0.26
Forfeited	(57,617)	2.47

Outstanding at September 30, 2010	3,974,218	1.50	3.40	732

Exercisable at September 30, 2010	1,640,551	2.49	2.86	329

Exercisable and expected to vest at September 30, 2010	3,341,453	$1.51	3.24	$616

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

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2008	363,077	$15.44	7.19	$—
Forfeited	(14,927)	15.44

Outstanding at March 31, 2009	348,150	15.44	6.94	—

Forfeited	(30,335)	15.44

Outstanding at June 30, 2009	317,815	15.44	6.69	—

Forfeited	(17,335)	15.44

Outstanding at September 30, 2009	300,480	15.44	6.44	—

Exercisable at September 30, 2009	112,694	15.44	6.44	—

Exercisable and expected to vest at September 30, 2009	264,799	$15.44	6.44	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—

Outstanding at March 31, 2010	300,480	15.44	5.94	—

Outstanding at June 30, 2010	300,480	15.44	5.69	—

Outstanding at September 30, 2010	300,480	15.44	5.44	—

Exercisable at September 30, 2010	187,797	15.44	5.44	—

Exercisable and expected to vest at September 30, 2010	279,070	$15.44	5.44	$—

These options expire on March 8, 2016.

(b) Stock-based compensation expense

The Company recorded stock-based compensation expense of $0.5 million and $1.4 million respectively for the three and nine months ended September 30, 2010 ($0.4 million and $1.2 million, respectively for each of the three and nine months ended September 30, 2009) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

No stock options were granted for the three months ended September 30, 2010 or the three months ended September 30, 2009. The Company granted 2,113,500 stock options during the nine months ended September 30, 2010 and 2,687,500 stock options during the nine months ended September 30, 2009.

A summary of the status of nonvested awards and options as of September 30, 2010 and changes during the three and nine months ended September 30, 2010, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2009	2,449,492	$0.53
Vested	(244,561)	2.57
Granted	919,500	1.09
Forfeited	(42,709)	1.02

Nonvested at March 31, 2010	3,081,722	$0.57

Vested	(295,130)	2.07

Nonvested at June 30, 2010	2,786,592	$0.54

Vested	(277,682)	2.03
Forfeited	(7,293)	8.90

Nonvested at September 30, 2010	2,501,617	$0.50

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	2,061,569	$0.37
Vested	(292,565)	1.18
Granted	1,194,000	1.05
Forfeited	(87,858)	0.25

Nonvested at March 31, 2010	2,875,146	$0.53

Vested	(255,761)	1.52
Forfeited	(15,470)	0.62

Nonvested at June 30, 2010	2,603,915	$0.52

Vested	(230,449)	1.53
Forfeited	(40,267)	0.97

Nonvested at September 30, 2010	2,333,199	$0.50

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2009	187,801	$6.51
Vested	(75,118)	6.51

Nonvested at March 31, 2010	112,683	$6.51

Nonvested at June 30, 2010	112,683	$6.51

Nonvested at September 30, 2010	112,683	$6.51

As of September 30, 2010 there was $2.0 million (September 30, 2009 - $1.5 million) of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan. These costs are expected to be recognized over a weighted average of 2.7 years.

As of September 30, 2010 there was $0.5 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. These costs are expected to be recognized over 1.50 years on a straight-line basis as a charge to income. The total fair value of options vested during the three and nine months ended September 30, 2010 was $nil and $0.5 million, respectively ($nil and $0.6 million for the three and nine months ended September 30, 2009).

During the three and nine months ended September 30, 2010 and 2009, the following activity occurred:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010		2009	2010	2009
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$17	$7	$17
U.S. dollar awards		$3	n/a	31	7

Total fair value of awards vested		$379	$356	$1,189	$1,534

Cash received from award exercises for the three and nine months ended September 30, 2010 was $nil and $3,000 respectively ($2,000 and $2,000 for the three and nine months ended September 30, 2009).

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

(a) Lease Commitments

The Company has entered into an 8 year operating lease agreement for the Seattle office space. Under this agreement, a $0.75 million letter of credit was issued by Wells Fargo to guarantee payment of the Company’s rent obligations and Angiotech Pharmaceuticals Inc., the Canadian parent company, was named as the guarantor. Under the Corporate Guaranty, Angiotech Pharmaceuticals Inc. has agreed to guarantee complete payment of the future minimum lease payments of $4.8 million, operating costs specified under the lease agreement, and any costs incurred by the landlord to enforce its rights and remedies in the event that the Company defaults on its obligations.

(b) Commitments

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

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, the Company may be required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments are primarily contingent upon the achievement of significant incremental revenue growth over a five-year period from July 1, 2006, subject to certain conditions. As at September 30, 2010, none of these milestones have been achieved and therefore no additional contingent payments have been accrued.

National Institutes of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the U.S., through the NIH, whereby the Company was granted an exclusive, worldwide license to certain technologies of the NIH relating to the use of paclitaxel. Pursuant to this license agreement, the Company agreed to pay NIH milestone payments upon achievement of certain clinical and commercial development milestones and pay royalties on net TAXUS sales by BSC and Zilver-PTX sales by Cook Medical Inc. At September 30, 2010, the Company has accrued royalty fees of $6.1 million (December 31, 2009 – $7.3 million) payable to NIH under this agreement related to royalties earned on 2009 and 2010 sales. Our current arrangement with NIH provides the Company with certain flexibility to alter the timing of payments. As a result, future amounts owed to NIH at any one time may fluctuate as compared to the historical amounts owed.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. As of December 31, 2009, the Company paid $0.7 million relating to the successful completion of the U.S. clinical trial enrollment for the Bio-Seal lung biopsy tract plug system. No further payments were made during the first, second or third quarters of 2010.

Rex Medical LP (“Rex Medical”)

In March 2008, the Company entered into an agreement with Rex Medical to manufacture and distribute the Option Inferior Vena Cava Filter (“Option IVC Filter”). During the quarter ended June 30, 2008, the Company made a payment of $2.5 million to Rex Medical to obtain the marketing rights for the Option IVC Filter. This payment was recorded as an in-process and research development cost. For the quarter ended June 30, 2009, the Company made a milestone payment of $2.5 million upon achievement of U.S. Food and Drug Administration (“FDA”) 510(k) clearance. This payment was capitalized as an intangible asset. As of December 31, 2009, the Company achieved the first sales target which triggered a milestone payment of $0.5 million. The milestone payment was capitalized to intangible assets and was paid out in early 2010. As at March 31, 2010, the Company achieved the second sales target which triggered the next milestone payment of $1.0 million. This milestone payment was capitalized to intangible assets and was paid out in the second quarter of 2010. Under terms of this agreement, we may be required to make further contingent payments of up to $3.5 million upon achievement of certain commercialization milestones. These contingent payments have been fully accrued for and capitalized as intangible assets. Actual payments may differ materially from management’s estimate of the expected contingent payments given that they are dependent on the realization of future sales targets as defined under the terms of the agreement. The Company is also committed to making escalating royalty payments of 30.0% to 47.5% based on annual net sales of these products, which are recognized as cost of products sold.

(c) Contingencies

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

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and has additionally filed a further writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009, Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and on August 31, 2010, this court rendered a decision favorable to Angiotech. This matter is therefore concluded.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by the Company’s subsidiary Medical Device Technologies Inc. (“MDT”) of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in MDT’s favor, finding that the BioPince device did not infringe a key claim of Dr. Baran’s patents. Dr. Baran appealed this decision. A hearing on Dr. Baran’s appeal was held before the U.S. Court of Appeals for the Federal Circuit on June 9, 2010 and on August 12, 2010, this court decided in our favor. Dr. Baran petitioned for a rehearing, but this has been denied.

On October 4, 2010 the Company was notified that QSR Holdings, Inc. (“QSR”), as the representative for the former stockholders of Quill Medical, Inc. (“QMI”), made a formal demand to the American Arbitration Association naming the Company and its subsidiaries, QMI and Angiotech Pharmaceuticals (US), Inc. (“Angiotech US” and, together with Angiotech and QMI, the “Respondents”) as respondents. The arbitration demand alleges that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among the Company, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), and seeks either direct monetary damages or, in the alternative, extension for one calendar year of certain earn-out periods as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleges, among other items, that: (a) the Respondents breached certain contractual obligations under the Merger Agreement; (b) that certain misrepresentations or omissions were made during the initial negotiation of the Merger Agreement; and (c) tortuous interference. QSR is seeking damages in an unstated amount together with punitive damages and/or attorneys fees to the extent allowed by law. On October 15, 2010 the Respondents filed a motion to dismiss the Complaint in part and to transfer venue. Given the preliminary stages of these proceedings, it is not possible at this time to predict the outcome of the Federal Litigation or of any arbitration or other proceeding that may result from the Arbitration Demand. As such, no accruals have been recorded related to this matter as at September 30, 2010.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, Oral Proceedings have been set for November 25, 2010.
•

In EP1159974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 25, 2010. A Statement of Grounds of Appeal is due on November 2, 2010.

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

•	In EP1857236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until January 29, 2011, to file its response.
•	In EP1858243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until January 22, 2011, to file its response.

18.	SEGMENTED INFORMATION

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

The following tables represent reportable segment information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Medical Products	$51, 868	$48,660	$155,796	$141,976
Pharmaceutical Technologies	7,116	14,584	28,415	74,141

Total revenue	58,984	63,244	184,211	216,117

Cost of products sold – Medical Products	26,808	25,958	79,883	75,606
License and royalty fees – Pharmaceutical Technologies	1,170	2,463	4,884	7,937

Gross margin
Medical Products	25,060	22,702	75,913	66,370
Pharmaceutical Technologies	5,946	12,121	23,531	66,204

Total gross margin	31,006	34,823	99,444	132,574

Research and development	6,240	4,596	19,900	17,526
Selling, general and administration	22,489	17,924	66,871	59,102
Depreciation and amortization	8,297	8,285	24,948	24,845
Write-down of assets held for sale	—	—	700	—
Escrow settlement recovery	—	—	(4,710)	—

Operating income (loss)	(6,020)	4,018	(8,265)	31,101
Other expenses	(12,934)	(9,758)	(29,036)	(30,767)

(Loss) income before income taxes	(18,954)	$(5,740)	(37,301)	$334

During the three and nine months ended September 30, 2010, revenue from one licensee represented approximately 10% and 14%, respectively, of total revenue. During the three months ended September 30, 2009, revenue from one licensee represented approximately 22% of total revenue, and during the nine months ended September 30, 2009, revenue from two licensees represented approximately 33% of total revenue.

The Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Total assets
Pharmaceutical Technologies	$51,356	$75,155
Medical Products	275,444	296,913

Total assets	$326,800	$372,068

The following table represents capital expenditures for each reportable segment at September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Capital expenditures
Pharmaceutical Technologies	$1,094	$579	$2,894	$820
Medical Products	495	1,322	1,270	2,770

Total capital expenditures	$1,589	$1,901	$4,164	$3,590

19.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(18,500)	$(7,802)	$(39,269)	$(7,235)

Denominator:
Basic and diluted weighted average common shares outstanding	85,174	85,136	85,162	85,125

Basic and diluted net loss per common share:	$(0.22)	$(0.09)	$(0.46)	$(0.08)

There is no dilutive effect on basic weighted average common shares outstanding for the three and nine months ended September 30, 2010 as the Company was in a loss position for each of those periods.

20.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accounts receivable	$102	$(67)	$(3,387)	$(2,599)
Income tax receivable	(742)	—	(568)	—
Inventories	181	775	(2,573)	833
Prepaid expenses and other assets	(1,428)	194	(1,072)	6,551
Accounts payable and accrued liabilities	3,106	(5,260)	(3,200)	(6,774)
Income taxes payable	(262)	(494)	(5,956)	(785)
Interest payable on long term debt	4,779	(4,689)	4,801	4,283

	5,736	$(163)	(11,955)	$1,509

Supplemental disclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income taxes paid	$1,649	$2,068	$10,288	$5,168
Interest paid	3,668	3,739	20,145	23,335
Non-cash transaction – settlement of loan receivable in exchange for Haemacure net assets acquired	—	—	3,686	—

21.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the unaudited condensed consolidating guarantor financial information as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 for the Company’s direct and indirect subsidiaries that serve as guarantors of the Subordinated Notes and the Floating Rate Notes, and for its subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and certain other subsidiaries that cannot guarantee the Company’s debt. All of the Company’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$4,206	$11,827	$9,533	$—	$25,566
Short term investments	5,746	—	—	—	5,746
Accounts receivable	361	20,172	10,513	—	31,046
Income taxes receivable	1,657	—	—	—	1,657
Inventories	—	32,021	7,353	(1,364)	38,010
Prepaid expenses and other current assets	1,489	1,623	375	—	3,487
Deferred income taxes	—	3,974	—	—	3,974

Total Current Assets	13,459	69,617	27,774	(1,364)	109,486

Investment in subsidiaries	207,805	255,602	—	(463,407)	—
Assets held for sale	2,300	1,500	—	—	3,800
Property, plant and equipment	10,604	33,377	5,057	—	49,038
Intangible assets	10,571	129,213	11,320	—	151,104
Deferred financing costs	7,738	1,772	—	—	9,510
Deferred income taxes	—	2,125	—	—	2,125
Other assets	642	396	699	—	1,737

Total Assets	$253,119	$493,602	$44,850	$(464,771)	$326,800

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$16,148	$23,017	$5,595	$(167)	$44,593
Income taxes payable	4,148	(1,065)	1,818	—	4,901
Interest payable on long-term debt	10,785	21	—	—	10,806

Total Current Liabilities	31,081	21,973	7,413	(167)	60,300

Deferred leasehold inducement	2,312	2,023	—	—	4,335
Deferred income taxes	(1,722)	39,594	483	—	38,355
Other tax liabilities	2,116	793	476	—	3,385
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,093	—	1,093

Total Non-current Liabilities	577,706	42,410	2,052	—	622,168

Total Shareholders’ (Deficit) Equity	(355,668)	429,219	35,385	(464,604)	(355,668)

Total Liabilities and Shareholders’ Equity (Deficit)	$253,119	$493,602	$44,850	$(464,771)	$326,800

Condensed Consolidated Balance Sheet

Year end December 31, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$20,602	$16,912	$12,028	$—	$49,542
Short term investments	7,780	—	—	—	7,780
Accounts receivable	—	18,272	9,826	69	28,167
Income tax receivable	1,090	—	—	—	1,090
Inventories	—	29,776	6,776	(1,011)	35,541
Deferred income taxes, current portion	—	6,918	—	(2,634)	4,284
Prepaid expenses and other current assets	1,554	1,329	411	—	3,294

Total Current Assets	31,026	73,207	29,041	(3,576)	129,698

Investment in subsidiaries	231,026	407,344	—	(638,370)	—
Assets held for sale	3,000	2,300	—	—	5,300
Property, plant and equipment	8,807	30,719	7,353	—	46,879
Intangible assets	12,490	140,798	19,731		173,019
Deferred financing costs	9,398	2,011	—	—	11,409
Deferred income taxes, non-current portion	1,692	317	—	—	2,009
Other assets	2,479	459	816	—	3,754

Total Assets	$299,918	$657,155	$56,941	$(641,946)	$372,068

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$17,974	$22,205	$6,292	$(147)	$46,324
Income taxes payable	9,749	714	395	—	10,858
Interest payable on long-term debt	5,965	39	—	—	6,004

Total Current Liabilities	33,688	22,958	6,687	(147)	63,186

Deferred leasehold inducement	2,506	382	—	—	2,888
Deferred income taxes	—	40,985	439	(2,637)	38,787
Other tax liabilities	2,011	756	1,131	—	3,898
Long-term debt	575,000	—	—	—	575,000
Other liabilities	—	—	1,596	—	1,596

Total Non-current Liabilities	579,517	42,123	3,166	(2,637)	622,169

Total Shareholders’ (Deficit) Equity	(313,287)	592,074	47,088	(639,161)	(313,287)

Total Liabilities and Stockholders’ Equity (Deficit)	$299,918	$657,155	$56,941	$(641,946)	$372,068

Condensed Consolidated Statement of Operations

Three months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$42,894	$15,920	$(6,946)	$51,868
Royalty revenue	6,122	941	—	—	7,063
License fees	—	72	67	(86)	53

	6,122	43,907	15,987	(7,032)	58,984

EXPENSES
Cost of products sold	—	21,642	12,078	(6,912)	26,808
License and royalty fees	1,170	—	—	—	1,170
Research & development	3,961	2,166	113	—	6,240
Selling, general and administration	4,063	15,743	2,682	—	22,489
Depreciation and amortization	1,043	7,010	244	—	8,297

	10,238	46,561	15,117	(6,912)	65,004

Operating (loss) income	(4,116)	(2,654)	870	(120)	(6,020)

Other income (expense)
Debt restructuring costs	(2,978)	—	—	—	(2,978)
Foreign exchange (loss) gain	(491)	(38)	582	(50)	3
Other (expense) / income	(279,146)	253,186	40,499	(14,665)	(126)
Interest expense on long-term debt	(9,447)	(386)	307	(307)	(9,833)

Total other expenses	(292,062)	252,762	41,388	(15,022)	(12,934)

(Loss) income before income taxes	(296,178)	250,108	42,258	(15,142)	(18,954)
Income tax (recovery) expense	(117)	(950)	613	—	(454)

(Loss) income from operations	(296,061)	251,058	41,645	(15,142)	(18,500)
Equity in subsidiaries	277,561	688	—	(278,249)	—

Net (loss) income	$(18,500)	$251,746	$41,645	$(293,391)	$(18,500)

Condensed Consolidated Statement of Operations

Nine months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$127,793	$47,106	$(19,103)	$155,796
Royalty revenue	25,463	2,794	—	—	28,257
License fees	—	181	162	(186)	158

	25,463	130,768	47,268	(19,289)	184,211

EXPENSES
Cost of products sold	(26)	64,702	40,088	(24,881)	79,883
License and royalty fees	4,884	—	—	—	4,884
Research & development	12,605	7,041	254	—	19,900
Selling, general and administration	12,692	45,516	8,663	—	66,871
Depreciation and amortization	3,169	18,383	3,486	(90)	24,948
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	34,024	130,932	52,491	(24,971)	192,476

Operating (loss) income	(8,561)	(164)	(5,223)	5,682	(8,265)

Other income (expense)
Debt restructuring charges	(2,978)	—	—	—	(2,978)
Foreign exchange gain (loss)	56,991	(57,641)	1,927	(8)	1,269
Other (expense) income	(279,368)	254,317	44,495	(19,956)	(512)
Interest expense on long-term debt	(26,872)	(1,118)	(155)	366	(27,779)
Writedown of investment	—	—	(216)	—	(216)
Gain on loan settlement	—	1,180	—	—	1,180

Total other expenses	(252,227)	196,738	46,051	(19,598)	(29,036)

(Loss) income before income taxes	(260,788)	196,574	40,828	(13,916)	(37,301)
Income tax (recovery) expense	(82)	(1,127)	3,154	23	1,968

(Loss) income from operations	(260,706)	197,701	37,674	(13,939)	(39,269)
Equity in subsidiaries	221,436	6,892	—	(228,328)	—

Net (loss) income	$(39,270)	$204,593	$37,674	$(242,267)	$(39,269)

Condensed Consolidating Statement of Operations

Three months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$13,833	$698	$—	$—	$14,531
Product sales, net	—	39,482	13,347	(4,169)	48,660
License fees	—	40	13	—	53

	13,833	40,220	13,360	(4,169)	63,244

EXPENSES
License and royalty fees	2,463	—	—	—	2,463
Cost of products sold	6	20,411	9,950	(4,409)	25,958
Research & development	3,606	915	75	—	4,596
Selling, general and administration	4,059	11,850	2,015	—	17,924
Depreciation and amortization	1,123	4,208	2,954	—	8,285

	11,257	37,384	14,994	(4,409)	59,226

Operating income (loss)	2,576	2,836	(1,634)	240	4,018

Other income (expense)
Foreign exchange gain (loss)	19,895	11	(20,442)	18	(518)
Investment and other income	12	34	—	—	46
Interest expense on long-term	(8,987)	(152)	(147)	—	(9,286)

Total other income (expenses)	10,920	(107)	(20,589)	18	(9,758)

Income (loss) before income taxes	13,496	2,729	(22,223)	258	(5,740)
Income tax expense	139	858	1,065	—	2,062

Income (loss) from operations	13,357	1,871	(23,288)	258	(7,802)
Equity in subsidiaries	(21,159)	(19,908)	—	41,067	0

Net (loss) income	$(7,802)	$(18,037)	$(23,288)	$41,325	$(7,802)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Royalty revenue	$44,822	$2,678	$1,138	$—	$48,638
Product sales, net	—	113,386	42,601	(14,011)	141,976
License fees	—	107	25,396	—	25,503

	44,822	116,171	69,135	(14,011)	216,117

EXPENSES
License and royalty fees	7,926	—	11	—	7,937
Cost of products sold	77	60,865	28,827	(14,163)	75,606
Research & development	12,611	4,682	233	—	17,526
Selling, general and administration	12,783	38,462	7,857	—	59,102
Depreciation and amortization	3,479	12,492	8,874	—	24,845

	36,876	116,501	45,802	(14,163)	185,016

Operating income (loss)	7,946	(330)	23,333	152	31,101

Other income (expense)
Foreign exchange gain (loss)	7,407	(1,934)	(6,715)	15	(1,227)
Investment and other income	(40)	3,107	7	(3,000)	74
Interest expense on long-term debt	(28,315)	(27)	(629)	—	(28,971)
Write-down and other deferred financing costs	—	(643)			(643)

Total other (expenses) income	(20,948)	503	(7,337)	(2,985)	(30,767)

(Loss) income before income taxes	(13,002)	173	15,996	(2,833)	334
Income tax (recovery) expense	(229)	3,385	4,413	—	7,569

(Loss) income from operations	(12,773)	(3,212)	11,583	(2,833)	(7,235)
Equity in subsidiaries	5,538	(5,238)	—	(300)	—

Net (loss) income	$(7,235)	$(8,450)	$11,583	$(3,133)	$(7,235)

Condensed Consolidated Statement of Cash Flows

Three months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$3,690	$2,999	$(7,307)	$—	(618)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,094)	(495)	—	—	(1,589)
Government grant related to capital expenditures	—	—	—	—	—
Loans advanced		—	—	—	—

Cash used in investing activities	(1,094)	(495)	—	—	(1,589)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(225)	—	—	—	(225)
Debt restructuring costs	(2,177)	—	—	—	(2,177)
Dividends received / (paid)	—	—	—	—	—
Share capital issued	2	—	—	—	2
Intercompany notes payable/receivable	—	—	—	—	—

Cash used in financing activities	(2,400)	—	—	—	(2,400)

Effect of exchange rate changes on cash and cash equivalents	—	8	499	—	507
Net increase (decrease) in cash and cash equivalents	196	2,512	(6,808)	—	(4,100)
Cash and cash equivalents, beginning of period	4,010	9,315	16,341	—	29,666

Cash and cash equivalents, end of period	$4,206	$11,827	$9,533	$—	$25,566

Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(7,348)	$(17,746)	$8,390	$—	(16,704)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,894)	(1,264)	(6)	—	(4,164)
Proceeds from disposition of property, plant and equipment	—	758	—	—	758
Government grant related to capital expenditures	—	—	—	—	—
Loans advanced	(1,015)	—	—	—	(1,015)
Asset acquisition costs	(231)	—	—	—	(231)

Cash used in investing activities	(4,140)	(506)	(6)	—	(4,652)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(244)	—	—	—	(244)
Debt restructuring costs	(2,177)	—	—	—	(2,177)
Dividends received / (paid)	—	10,670	(10,670)	—	—
Share capital issued	9	—	—	—	9
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(4,908)	13,166	(10,670)	—	(2,412)

Effect of exchange rate changes on cash and cash equivalents	—	1	(209)	—	(208)
Net (decrease) in cash and cash equivalents	(16,396)	(5,085)	(2,495)	—	(23,976)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$4,206	$11,827	$9,533	$—	$25,566

Condensed Consolidating Statement of Cash Flows

Three months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(22,834)	$6,558	$19,229	$—	$2,953

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(575)	(1,324)	(2)	—	(1,901)

Cash used in investing activities	(575)	(1,324)	(2)	—	(1,901)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(218)	—	—	—	(218)
Intercompany notes payable/receivable	20,037	(258)	(19,779)	—	—
Proceeds from stock options exercised	2	—	—	—	2

Cash provided by (used in) financing activities	19,821	(258)	(19,779)	—	(216)

Effect of exchange rate changes on cash and cash equivalents	—	7	(43)	—	(36)
Net (decrease) increase in cash and cash equivalents	(3,588)	4,983	(595)	—	800
Cash and cash equivalents, beginning of period	32,010	7,730	10,918	—	50,658

Cash and cash equivalents, end of period	$28,422	$12,713	$10,323	$—	$51,458

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2009

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(10,998)	$6,751	$27,071	$—	$22,824

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(815)	(2,723)	(52)	—	(3,590)
Purchase of intangible assets	—	(2,500)	—	—	(2,500)
Loans advanced	(1,200)	—	—	—	(1,200)
Other	12	334	(94)	—	252

Cash (used in) investing activities	(2,003)	(4,889)	(146)	—	(7,038)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(1,584)	(1,610)	—	—	(3,194)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Intercompany notes payable/receivable	32,824	2,898	(35,722)	—	—
Proceeds from stock options exercised	2	—	—	—	2

Cash provided by (used in) financing activities	31,242	4,288	(38,722)	—	(3,192)

Effect of exchange rate changes on cash and cash equivalents	—	(8)	(80)	—	(88)
Net increase (decrease) in cash and cash equivalents	18,241	6,142	(11,877)	—	12,506
Cash and cash equivalents, beginning of period	10,181	6,571	22,200	—	38,952

Cash and cash equivalents, end of period	$28,422	$12,713	$10,323	$—	$51,458

22.	SUBSEQUENT EVENTS

Debt Restructuring and Recapitalization

On October 1, 2010 the Company announced that it would not be making the $9.7 million interest payment due to the Subordinated Noteholders on October 1, 2010 and that it was in negotiations with certain holders of the Subordinated Notes to potentially restructure and reduce existing debt levels. On October 29, 2010, the Company further announced that it had entered into a Support Agreement with holders of approximately 73% of the aggregate outstanding principal amount of the Consenting Noteholders to eliminate $250 million of the Company’s debt in exchange for common shares of the Company, subject to various conditions. The outstanding interest obligation of $9.7 million was fully accrued for as at September 30, 2010.

Pursuant to the terms of the Subordinated Notes, the Company had a 30 day grace period from October 1, 2010 to make the required interest payment before the Subordinated Noteholders would have the right to demand repayment of all obligations thereunder. Under the terms of the Support Agreement, this grace period was extended to November 30, 2010. The Company expects that additional extensions will be required to complete the recapitalization transaction. Failure to make the interest payment by the extended deadline would constitute an event of default under the indentures governing each of the Subordinated Notes and Existing Floating Rate Notes. An Event of Default under the indenture governing the Subordinated Notes, arising from failure to make the interest payment within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Subordinated Notes to demand immediate repayment of the Company’s debt obligations owing under the Subordinated Notes. Similarly, an Event of Default under the indenture governing the Existing Floating Rate Notes, arising from failure to make the interest payment on the Subordinated Notes within the grace period, would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to demand immediate repayment of the Company’s debt obligations owing under the Existing Floating Rate Notes.

Concurrent with the Company’s discussions with the Consenting Noteholders, on September 30, 2010 the Company entered into a Forbearance Agreement with Wells Fargo to preserve access to its Existing Credit Facility while the Company explores financial and strategic alternatives. Under this agreement, Wells Fargo has agreed to not immediately exercise its rights or remedies related to the Company’s failure to make its interest payment. The Forbearance Agreement will terminate on the earlier of (i) the occurrence of another event constituting a default or an event of default under the Existing Credit Facility, (ii) the occurrence of a Material Adverse Change as defined under the Existing Credit Facility, and (iii) November 30, 2010.

Key elements of the proposed recapitalization transaction are as follows:

a)

Under the terms of the Support Agreement, the Consenting Noteholders have agreed to exchange their Subordinated Notes for new common stock issued by the Company through the Exchange Offer, which would be initiated on or before November 29, 2010. All Noteholders are eligible to participate in the Exchange Offer, under which they would receive 90% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Contingent upon the Exchange Offer being implemented, the Noteholders consenting to the terms of the Support Agreement would be entitled to receive, on a pro-rata basis, an additional 3.5% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Pursuant to the Support Agreement, the obligation of the Consenting Noteholders to complete the proposed recapitalization transaction is conditional on the completion of the transactions contemplated by the FRN Support Agreement with the FRN Noteholders as described in note 22(b) below.

b)

The Company has also entered into a FRN Support Agreement with holders of approximately 51% of the outstanding aggregate principal amount of the Existing Floating Rate Notes to exchange their Existing Floating Rate Notes for the New Floating Rate Notes. The New Floating Rate Notes would be issued on substantially the same terms and conditions as the Existing Floating Rates Notes, except (i) changes to covenants pertaining to the incurrence of additional indebtedness and liens, including a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the Floating Rate Notes; (ii) the provision of additional security for holders of the Floating Rate Notes by a second lien over the property and assets of the Company and certain of its subsidiaries, that secure the Existing Credit Facility, subject to customary carve-outs and certain permitted liens; and (iii) changes to the definitions of certain “Change of Control” provisions.

c)

Upon implementation of the proposed recapitalization transaction, existing common stockholders would receive, in exchange for their existing shares, 2.5% of the new common stock and options to acquire 10% of the new common stock (each subject to dilution) with a strike price that provides for a par recovery to the Subordinated Noteholders. This consideration would be conditioned upon the receipt of either a favorable shareholder vote on the recapitalization transaction or an exemption order.

d)	Upon completion of the proposed recapitalization, all existing options, warrants or other rights to purchase common stock would be cancelled.

e)

Under the Support Agreement, at least 98% of the aggregate principal amount of the Subordinated Noteholders must consent to the Exchange Offer (the “Minimum Exchange Offer Threshold”) on or before January 7, 2011. If the Minimum Exchange Offer Threshold is not met, the Company might be required to pursue the recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act (“CBCA”). Under the Support Agreement, the Company might also be required to pursue the completion of the proposed recapitalization transaction pursuant a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act (the “CCAA”) and/or other court proceedings.

f)

Upon implementation of the proposed recapitalization transaction, the Support Agreement requires that the existing Wells Fargo credit facility be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity.

g)

The completion of the proposed recapitalization transaction is also subject to the establishment of a stock-based incentive plan that is satisfactory to the Company and the Consenting Noteholders. The stock-based incentive plan may provide, over the life of the plan, for the grant of common stock and options of up to 15% of the new common stock, subject to potential dilution, as well as vesting and other considerations consistent with such stock-based incentive plans.

h)	The proposed recapitalization transaction is expected to be implemented no later than April 30, 2011.

The completion of the proposed recapitalization transaction subject to completion of definitive documentation and satisfaction of any conditions contained therein. As a result, management is still in the process of assessing the impact of the transaction on the Company’s financial results. Refer to note 1 and note 13 for further information.

Amended and Restated Forbearance Agreement

In connection with its recapitalization plan, on November 4, 2010, the Company entered into an Amended and Restated Forbearance Agreement with Wells Fargo related to its Existing Credit Facility. Under the Amended and Restated Forbearance Agreement, Wells Fargo has agreed to not immediately exercise any rights or remedies it has related to: (a) the Company’s failure to make its interest payment due to the Subordinated Noteholders on October 1, 2010; (b) the Company’s ongoing litigation with QSR; or (c) any future failure to deliver an unqualified audit opinion with respect to the going concern assumption for the fiscal year ending December 31, 2010. The Amended and Restated Forbearance Agreement will terminate on the earliest to occur of (i) the occurrence of another event constituting an event of default under the Existing Credit Facility, (ii) the occurrence of a Material Adverse Change as defined under the Existing Credit Facility (subject to exclusions for changes relating to the recapitalization plan), (iii) failure to attain certain intermediate milestones with respect to the recapitalization plan, (iv) termination of the Support Agreement or the FRN Support Agreement, (v) consummation of the recapitalization plan on terms and conditions not reasonably satisfactory to Wells Fargo under the Existing Credit Facility, (vi) failure to remain in a grace period with respect to the nonpayment of the interest payment due to the Subordinated Noteholders on October 1, 2010 and (vi) April 30, 2011. The Company incurred $0.05 million to complete the Amended and Restated Forbearance Agreement.

Credit Facility Amendment

On November 4, 2010, the Company entered into the Fourth Amendment to the Existing Credit Facility to, among other changes:

•	Amend the existing financial covenants pertaining to minimum EBITDA levels and fixed charge coverage ratios;

•

Increase the borrowing base available to secure loans by including in such borrowing base the value of certain real property, securities and intellectual property owned by the Company and its subsidiaries, in addition to accounts receivable and inventory, in each case subject to reserves, eligibility standards and advance rate formulas. As a result, amount of financing available to the Company under the Existing Credit Facility as at November 4, 2010 increased to approximately $25 million, which excludes $2.8 million currently outstanding secured letters of credit under the Existing Credit Facility;

•	Amend the specified use of proceeds provisions to allow for certain secured and unsecured intercompany loans by US entities to Canadian entities; and

•	Permit the sale of certain assets of the Company.

Given that the Support Agreement requires that, upon implementation of the recapitalization transaction, the Existing Credit Facility be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity, further consent from Wells Fargo under the Existing Credit Facility will be required in connection with the consummation of the proposed recapitalization transaction. If such consent is not obtained, the Company would be required to replace the Existing Credit Facility with a new revolving credit facility to provide additional liquidity and temporary relief during the period required to complete the proposed recapitalization transaction and fulfill the liquidity requirement referred to above. The Company incurred $0.3 million to complete the Fourth Amendment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three and nine months ended September 30, 2010

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three and nine months ended September 30, 2010, provides an update to the MD&A for the year ended December 31, 2009 and should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and our audited consolidated financial statements for the year ended December 31, 2009, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three and nine months ended September 30, 2010 have been prepared in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2009 audited consolidated financial statements and our 2009 Annual Report on Form 10-K (as amended by our Amendment No.1 on Form 10-K/A, collectively, the “2009 Annual Report”), is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

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

Business Overview

We are a specialty pharmaceutical and medical device company that discovers, develops and markets innovative technologies primarily focused on acute and surgical applications. We generate our revenue through sales of our medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the first nine months of 2010, we recorded $155.8 million in direct sales of our various medical products and $28.4 million in royalties and license fees received from our partners.

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

Proprietary Medical Products. Certain of our product lines, which we refer to as our Proprietary Medical Products, are marketed and sold by our two direct sales groups. We believe certain of these product lines contain technology advantages that have the potential for more substantial revenue growth as compared to our overall product portfolio. Our most significant commercial Proprietary Medical Products include our Quill™ Knotless Tissue-Closure Device product line, SKATER™ line of drainage catheters, Option™ inferior vena cava filter (“Option IVC Filter”) and BioPince™ full core biopsy device.

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

Significant Recent Developments

Transaction Agreements with Senior Subordinated Noteholders and Senior Floating Rate Noteholders. On October 1, 2010 we announced that we had not made our October 1, 2010 interest payment of $9.7 million on our 7.75% Senior Subordinated Notes (the “Subordinated Notes”) and that we were in discussions with certain holders of the Subordinated Notes to potentially restructure and reduce existing debt levels. On October 29, 2010, we announced that we had entered into a Recapitalization Support Agreement (the “Support Agreement”) with the holders (the “Consenting Noteholders”) of approximately 73% of the outstanding principal amount of our Subordinated Notes to effectuate a recapitalization of the Company that would result in a significant reduction of our debt. Upon implementation, the recapitalization transaction would eliminate $250 million in total indebtedness and provide significant improvements to our credit ratios, liquidity and financial flexibility. Under the Support Agreement, the Consenting Noteholders have agreed to exchange their Subordinated Notes for new common stock in the Company (the “Exchange Offer”). The Exchange Offer will be open to all qualifying holders of the Subordinated Notes (the “Noteholders”) and Noteholders participating in the Exchange Offer would receive 90% of the new common stock of Angiotech issued and outstanding following the completion of the recapitalization transaction, subject to potential dilution. The Noteholders that agree to the terms of the Support Agreement by November 30, 2010 will be entitled to receive, as additional consideration, 3.5% of the new common stock of Angiotech (distributed on a pro rata basis) issued and outstanding at the completion of the recapitalization transaction, subject to potential dilution. Under the Support Agreement, holders of at least 98% of the aggregate principal amount outstanding of the Subordinated Notes must consent to the Exchange Offer (the “Minimum Exchange Offer Threshold”). If the Minimum Exchange Offer Threshold is not satisfied on or before January 7, 2011, the Company may be required to give effect to the proposed recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act (the “CBCA”), following a continuance of the Company to the CBCA. Under the Support Agreement, the Company may also be required to pursue the completion of the proposed recapitalization transaction pursuant to a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act and/or other court proceedings.

In addition, on October 29, 2010, we also entered into a support agreement (the “FRN Support Agreement”) with holders of approximately 51% of the outstanding principal amount of our existing senior floating rate notes (the “Existing Floating Rate Notes”) for the exchange of the Existing Floating Rate Notes for new floating rate notes (the “New Floating Rate Notes”). The exchange offer with respect to the Existing Floating Rate Notes (the “FRN Exchange Offer”) will be open to all qualifying holders of the Existing Floating Rate Notes (“FRN Noteholders”). The New Floating Rate Notes will be issued on substantially the same terms and conditions as the Existing Floating Rate Notes other than amendments to certain covenants related to the incurrence of additional indebtedness and the definitions of permitted liens and change of control. The New Floating Rate Notes will also be secured by a second lien over the property and assets of the Company and certain of our subsidiaries, which secure the existing revolving credit facility. Pursuant to the terms of the Support Agreement, the obligation of the Consenting Noteholders to complete the recapitalization transaction is conditioned on the completion of the transactions contemplated by the FRN Support Agreement.

The discussions with the Consenting Noteholders follow previous announcements that we had retained the Blackstone Group LP to analyze our capital structure and advise us in our exploration of financial and strategic alternatives for all or part of our business. Over the course of the past 24 months, working together with Blackstone and our legal advisors, we have undertaken significant initiatives to reduce costs and manage liquidity, implemented a senior secured revolving credit facility with Wells Fargo, and explored a wide range of potential strategic and financial transactions, with the primary goals of improving our credit ratios, reducing the aggregate amount of its indebtedness and securing additional working capital liquidity to fund our various business initiatives. In addition, we and our advisors have explored, and will continue to explore, opportunities that could capture strategic value for part or all of the business or that could enhance our competitive position, or could provide for sharing of certain of our significant investments in commercial and research initiatives with a corporate partner or partners.

Updated and Amended Credit Facility and Forbearance Agreement with Wells Fargo. On September 30, 2010, we entered into a Forbearance Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to preserve our existing revolving credit facility while we completed negotiations and transaction agreements with the Consenting Noteholders as described above. Under the Forbearance Agreement, Wells Fargo agreed to not immediately exercise any rights or remedies it has related to our failure to make our interest payment on October 1, 2010.

Subsequently, On November 9, 2010, we announced that we had entered into an amendment and restatement to the Forbearance Agreement (the “Amended and Restated Forbearance Agreement”) with Wells Fargo to continue to preserve our existing revolving credit facility during the period required to complete the proposed recapitalization transaction. Under the Amended and Restated Forbearance Agreement, Wells Fargo agreed to not immediately exercise any rights or remedies it has related to: (a) our failure to make our $9.7 million interest payment due to the Subordinated Noteholders on October 1, 2010; (b) the Company’s ongoing litigation with QSR Holdings; or (c) any failure to deliver audited financial statements with an unqualified audit opinion with respect to the going concern assumption for the fiscal year ending December 31, 2010. The purpose of the Amended and Restated Forbearance Agreement is to provide Angiotech with liquidity during the period required to complete the proposed recapitalization transaction and fulfill the liquidity requirement specified by the Support Agreement. We incurred $0.1 million to complete both the Forbearance Agreement and Amended and Restated Forbearance Agreement and $0.3 million to complete the amendment to the credit facility. We currently have no borrowings outstanding under the credit facility other than amounts under letters of credit referred to below.

The amendment to our existing credit facility with Wells Fargo provides for, among other changes:

(i)	an amendment of financial covenants pertaining to minimum EBITDA levels and fixed charge coverage ratios,

(ii)

an increase the borrowing base available to secure loans by including in such borrowing base the value of certain real property, securities and intellectual property owned by the Company and its subsidiaries, in addition to accounts receivable and inventory, in each case subject to reserves, eligibility standards and advance rate formulas. As a result of such amendment, the amount of financing available to us under our amended revolving credit facility will immediately increase to approximately $25 million, which excludes $2.8 million relating to outstanding secured letters of credit under the credit facility;

(iii)	an amendment to the specified use of proceeds provisions to allow for certain secured and unsecured intercompany loans by our U.S. entities to our Canadian entities; and

(iv)	an amendment to permit the sale of certain assets of the Company.

The Amended and Restated Forbearance Agreement will terminate on the earliest to occur of:

(i)	the occurrence of another event constituting an Event of Default under the existing revolving credit facility;

(ii)	the occurrence of a Material Adverse Change as defined under the existing revolving credit facility, subject to exclusions for changes relating to the recapitalization plan;

(iii)	failure to attain certain intermediate milestones with respect to the recapitalization plan,

(iv)	termination of the Support Agreement or the FRN Support Agreement;

(v)	consummation of the recapitalization plan on terms and conditions not reasonably satisfactory to Wells Fargo under the existing revolving credit facility;

(vi)	failure to remain within the applicable grace period with respect to the non-payment of the interest payment due to the Subordinated Note holders on October 1, 2010; and

(vii)	April 30, 2011.

Further consent from the lenders under the revolving credit facility will be required in connection with the consummation of the proposed recapitalization transaction, as the Support Agreement requires that we either amend the existing revolving credit facility to provide ongoing liquidity under said facility of between $25 million and $35 million following the consummation of the recapitalization transaction, or requires us to replace our existing revolving credit facility with a new revolving credit facility.

QSR Holdings. On October 6, 2010, we announced that we had been notified that QSR Holdings, Inc. (“QSR”), as the representative for the former stockholders of Quill Medical, Inc. (“QMI”), made a formal demand to the American Arbitration Association naming us and our Subsidiaries, QMI and Angiotech Pharmaceuticals (US), Inc. (“Angiotech US” and, together with Angiotech and QMI, the “Respondents”) as respondents. The arbitration demand alleges that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), and seeks either direct monetary damages or, in the alternative, extension for one calendar year of certain earn-out periods as more fully set forth in the Merger Agreement. In addition, on October 5, 2010, certain of the Respondents were served with the Summons and Complaint in an action commenced in the United States District Court for the Middle District of North Carolina on October 1, 2010 by QSR, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleges, among other items, that: (a) we breached certain contractual obligations under the Merger Agreement; (b) that certain misrepresentations or omissions were made by us during the initial negotiation of the Merger Agreement; and (c) tortious interference. QSR is seeking damages in an unstated amount together with punitive damages and/or attorneys fees to the extent allowed by law. Given the preliminary stages of these proceedings, it is not possible at this time to predict the outcome of the Federal Litigation or of any arbitration or other proceeding that may result from the Arbitration Demand. We intend to vigorously defend the Federal Litigation and any arbitration or other proceeding that may result from the Arbitration Demand.

TAXUS® Clinical Results. On September 25, 2010 we announced that our corporate partner, BSC, released three-year follow-up data from the HORIZONS-AMI trial. The trial, sponsored by the Cardiovascular Research Foundation (“CRF”) with grant support from Boston Scientific and The Medicines Company, is designed to determine the safety and efficacy of the TAXUS® Express2™ Paclitaxel-Eluting Coronary Stent System compared to bare-metal stenting in patients experiencing an acute myocardial infarction (“AMI”), or heart attack. With 3,006 patients enrolled worldwide, HORIZONS-AMI is the largest randomized trial to compare the use of drug-eluting stents to bare-metal stents for AMI patients. Analysis of the data was presented by Gregg W. Stone, M.D., Professor of Medicine and the Director of Research and Education at the Center for Interventional Vascular Therapy at the Columbia University Medical Center/New York-Presbyterian Hospital and Principal Investigator of the trial, at CRF’s annual Transcatheter Cardiovascular Therapeutics (“TCT”) scientific symposium in Washington, D.C. HORIZONS-AMI demonstrated that the TAXUS Express Stent significantly reduced clinical and angiographic restenosis compared to an otherwise identical bare-metal Express® control stent. After three years follow-up, the primary efficacy endpoint of ischemia-driven target lesion revascularization (“TLR”) was 9.4 percent for patients treated with TAXUS Express vs. 15.1 percent for bare-metal Express (p<0.001), a relative reduction of 40 percent. The secondary efficacy endpoint of ischemia-driven target vessel revascularization was 12.4 percent for TAXUS Express vs. 17.6 percent for bare-metal Express (p<0.001), a relative reduction of 32 percent. The primary safety endpoint of major adverse cardiac events (“MACE”) at three years was comparable for TAXUS Express and bare-metal Express patients (13.6 percent vs. 12.9 percent, respectively, p=0.66), which is consistent with findings at one and two years. Individual rates of death, repeat heart attack, stroke and stent thrombosis between the two groups through three years of follow-up were also comparable.

On September 22, 2010 we announced that our corporate partner, BSC, has released results from an analysis of 1,166 patients from its PERSEUS clinical program comparing the performance of the TAXUS® Element™ Paclitaxel-Eluting Coronary Stent System in diabetic versus non-diabetic patients. Results demonstrated that despite the known increased risk of restenosis for diabetics versus non-diabetics in patients undergoing coronary revascularization, the TAXUS Element Stent had comparable levels of TLR and late loss in both diabetic and non-diabetic patients. Analysis of the data was presented by Louis A. Cannon, M.D., of the Cardiac and Vascular Research Center of Northern Michigan in Petoskey, Michigan, and Co-Principal Investigator of the PERSEUS clinical program, at CRF’s annual TCT scientific symposium in Washington, D.C. The PERSEUS diabetic analysis included clinical outcomes at one year among 314 diabetic patients and 852 non-diabetic patients treated with the TAXUS Element Stent from the PERSEUS Workhorse and Small Vessel clinical trials. Due to significant disparity in baseline characteristics between diabetic and non-diabetic patients, propensity score analysis was used to allow for adjustment of baseline differences (other than the presence of diabetes) between the two groups. Results showed that the TAXUS Element Stent maintained comparable rates of TLR at one year, whether adjusted or unadjusted, in the diabetic and non-diabetic patient populations (5.5 percent vs. 4.1 percent, p=0.43, adjusted). The adjusted and unadjusted rates of target lesion failure (TLF) at one year (defined as ischemia-driven TLR, or myocardial infarction (“MI”)/cardiac death related to the target vessel) were also similar between the patient groups (7.5 percent vs. 5.4 percent, p=0.31, adjusted). Adjusted one-year rates of MACE, cardiac death, MI and Academic Research Consortium definite/probable stent thrombosis showed no differences between the two populations (p-values of 0.14, 0.12, 0.38, and 0.77, respectively). Nine-month adjusted angiographic outcomes showed similar in-segment late loss in diabetics and non-diabetics (0.23 mm vs. 0.19 mm, p=0.52). Rates of late loss for the TAXUS Element Stent were numerically lower than rates in prior studies for the TAXUS Express® and TAXUS Liberté® Stents .

On September 22, 2010 we announced that BSC has released comprehensive data from the TAXUS ATLAS clinical program, a series of global, prospective, single-arm trials evaluating the TAXUS® Liberté® Paclitaxel-Eluting Stent System in a variety of lesions and patient groups. Five-year results from the TAXUS ATLAS trial and four-year results from the TAXUS ATLAS Small Vessel and Long Lesion trials continue to show significant advantages for the thin-strut TAXUS Liberté Stent when compared to the first-generation TAXUS® Express® Stent. Analysis of the data was presented by the Co-Principal Investigators of the TAXUS ATLAS trials, Mark A. Turco, M.D., Director of the Center for Cardiac and Vascular Research, Washington Adventist Hospital, and John A. Ormiston, M.D., Mercy Angiography Unit, Mercy Hospital, Auckland, New Zealand, at CRF’s annual TCT scientific symposium in Washington, D.C.

Zilver® PTX® Clinical Data. On September 24, 2010 we announced that a summary of the final clinical trial results for the randomized study of Cook Medical, Inc.’s (“Cook”) Zilver® PTX® Drug-Eluting Peripheral Stent (“Zilver PTX”) for use in patients with peripheral arterial disease in the superficial femoral artery (“SFA”) was presented at CRF’s annual TCT symposium in Washington D.C. The study met its 12-month primary endpoint showing non-inferior event-free survival (“EFS”) and superior patency for the Zilver PTX as compared to balloon angioplasty. Cook Medical, a license holder of our proprietary paclitaxel technology, has developed Zilver-PTX, a self-expanding, highly durable nitinol stent that uses a proprietary technology to deliver a locally therapeutic dose of paclitaxel, a proven anti-restenotic drug, to the target lesion.

This multicenter, multinational, prospective, randomized study compared the safety and effectiveness of the Zilver PTX to balloon angioplasty and bare metal stenting. Patients with de novo or restenotic SFA lesions were randomized to balloon angioplasty or Zilver PTX stent placement. Balloon angioplasty patients experiencing acute failure (> 30% residual stenosis) underwent secondary randomization to provisional stenting with Zilver BMS (bare metal stent) or Zilver PTX. Endpoints included EFS, stent integrity by radiographic core laboratory analysis and primary patency by Duplex ultrasound core laboratory analysis (peak systolic velocity ratio < 2.0). The study enrolled 479 patients at 55 institutions in the United States, Japan and Germany, with 241 patients randomized to the Zilver PTX group and 238 to the balloon angioplasty group. Demographics and lesion characteristics were similar for both groups. Approximately half the balloon angioplasty group experienced acute failure and underwent secondary randomization, assigning 59 and 61 patients to provisional stenting with Zilver BMS and Zilver PTX, respectively.

In June 2010 we announced that Cook had submitted its Pre-Market Approval (“PMA”) application to the U.S. Food and Drug Administration (“FDA”) for Zilver PTX. We believe the data from the clinical trial described above supports this PMA application. In addition, in May 2010, we announced that Cook presented one-year data at Euro PCR that confirmed sustained clinical outcomes with Zilver PTX. According to data presented, 86.2% of all patient subgroups treated with Zilver PTX demonstrated vessel patency at 12 months without the requirement for an additional intervention. The data was collected as part of the world’s largest clinical study of endovascular treatment for PAD in the SFA. The trial is based on a group of 787 patients, including symptomatic patients, diabetics, and those with the most complex lesions, including long lesions, total occlusions and in-stent restenosis.

In April 2010, we announced that Cook had enrolled its first patient in its landmark Formula™ PTX® clinical trial. The trial is the first of its kind to evaluate the safety and effectiveness of a paclitaxel-eluting stent to treat renal artery disease, the narrowing of the arteries that supply blood to the kidneys. The multi-center, randomized trial plans to enroll 120 patients at sites across Europe. The trial utilizes Cook’s Formula renal stent, which is designed with a very low profile that may help it cross tightly blocked vessels for placement into diseased renal arteries.

Athersys Inc. On September 23, 2010 we, along with our partner Athersys, Inc. (“Athersys”) announced updated results from the phase I clinical trial of MultiStem®, an allogeneic cell therapy product, administered to individuals following acute myocardial infarction, more commonly referred to as a heart attack. The phase I clinical trial was an open label, multi-center dose escalation trial evaluating the safety and maximum tolerated dose of a single administration of allogeneic MultiStem cells following an acute myocardial infarction. Enrolled patients received MultiStem delivered via a catheter into the damaged region of the heart 2-5 days following percutaneous coronary intervention, a standard treatment for heart attack. The study included patients in three treatment cohorts or dose groups (20 million, 50 million and 100 million cells per patient) and a registry group where patients received only standard of care. Nineteen treated- and 6 registry subjects were enrolled in the study. The trial was conducted at multiple cardiovascular treatment centers in the United States, including the Cleveland Clinic, Columbia University Medical Center and Henry Ford Health System.

In July, 2010 we announced that Athersys had announced positive results from its phase I clinical trial of MultiStem®. The study results, which represented at least four months of post-treatment patient data, demonstrated that MultiStem was well tolerated at all dose levels and also suggested improvement in heart function in treated patients.

The updated study results were presented at the TCT conference held in Washington, D.C. Dr. Marc Penn, M.D., Ph.D., co-principal investigator of this study and Director of Cardiovascular Cell Therapy at the Cleveland Clinic, and Director of the Skirball Laboratory for Cardiovascular Cellular Therapeutics presented the results at the Symposium “Strategies for Cardiovascular Repair: Stem Cell Therapy and Beyond.”

New data presented by Dr. Penn included additional information about the nature and incidence of adverse events (“AEs”) over the first four months of the trial, demonstrating that the AEs were generally mild-to-moderate in nature, there was no dose dependent effect of MultiStem on AEs, and overall, MultiStem had a favorable safety profile. Further, Dr. Penn shared the results from additional analysis of echocardiogram data collected over the first four months of the study, which suggests that MultiStem administration may also provide improvements in other measures of heart function. Patients receiving MultiStem, for instance, demonstrated a meaningful improvement in mean wall motion score at four months compared to baseline, though this improvement was not statistically significant. Interestingly, among those patients with more severe heart attacks (i.e. left ventricular ejection fraction, a measure of heart function, ≤ 45), the mean wall motion score for treated patients improved over the four-month period, while for registry patients it worsened over this time.

Acquisitions

As part of our business development efforts we have completed several significant acquisitions. Terms of certain of these acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”.

On April 6, 2010, we acquired certain product candidates and technology assets of Haemacure Corporation (“Haemacure”) for consideration of $3.9 million. Haemacure had been involved in proceedings under Canada’s Bankruptcy and Insolvency Act and Chapter 11 of the U.S. Bankruptcy Code. Through an asset sale transaction, we acquired all of the relevant research and development activities, manufacturing operations, key personnel, and intellectual property rights necessary to pursue further clinical development of Haemacure’s human biomaterial product candidates, specifically fibrin sealant and thrombin hemostat. Under ASC No. 805, the transaction qualified as a business combination and the acquisition method was used to account for the transaction.

Prior to the acquisition, we entered into various license, distribution, development and supply agreements for fibrin and thrombin technologies. The collaboration was intended to provide us with access to technology for certain of its surgical product candidates which are currently in preclinical development. As these agreements did not contain any settlement provisions and were neither favorable nor unfavorable when compared to current market pricing for similar transactions, no settlement gains or losses were recognized.

As part of the collaboration, we provided Haemacure with a senior secured bridge financing facility (the “loan”) of $2.5 million in multiple draw-downs throughout 2009. The loan was for a two year term, bore an annual interest rate of 10%, compounded quarterly, and was senior to all of Haemacure’s indebtedness, subject to certain exceptions. The loan was secured by substantially all of Haemacure’s assets. As at December 31, 2009, the loans were recognized at their fair value of $1.6 million with the remainder being amortized on account of an arrangement for prepaid services. On January 11, 2010 Haemacure announced it filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and its wholly-owned U.S. subsidiary sought court protection under Chapter 11 in the U.S. These actions were taken in light of Haemacure’s financial condition and inability to raise additional financing. We subsequently provided an additional $1.0 million of financing to fund Haemacure’s insolvency proceedings and day-to-day operations. The loan and accrued interest was effectively settled in exchange for certain assets acquired from Haemacure. In addition, we paid an additional $0.2 million in cash to settle certain obligations owed by Haemacure.

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

As the acquisition qualified as a business combination, transaction-related expenses of $0.3 million and $0.6 million were charged to selling, general and administration costs, respectively, during the three and six months ended June 30, 2010. No additional costs were incurred in the three months ending September 30, 2010. This preliminary assessment is based on initial estimates by management of the fair values of the assets acquired as at April 6, 2010. The final purchase price allocation is subject to the finalization of subsequent valuation procedures. We expect to finalize the purchase price allocation by December 31, 2010. The assets acquired from Haemacure have been included in the consolidated financial statements since the date of acquisition.

Pro forma information (unaudited)

The following unaudited pro forma information is provided for the business combination assuming that it occurred at the beginning of the earliest period presented, January 1, 2009. The pro forma information combines our financial results with the financial results of Haemacure for the three and nine month periods ended September 30, 2010 and September 30, 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net loss	$(18,500)	$(9,891)	$(40,755)	$(11,365)
Net loss per share	(0.22)	(0.12)	(0.48)	(0.13)

The information presented above is for illustrative purposes only and is not indicative of the results that would have been achieved had the business combination taken place at the beginning of the earliest period presented. For comparative purposes, the pro forma information above excludes the impact of the $1.2 million non-recurring loan settlement gain and $0.6 million of transaction costs which were incurred in connection with business combination during the nine months ended September 30, 2010. The pro forma impact on revenue was not material for any of the periods presented.

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

As discussed above, in April 2010, we announced the closing of the acquisition of certain product candidates and technology assets of Haemacure. In June 2009, we had previously extended Haemacure a $2.5 million senior secured bridge loan as part of a collaboration that provided us with certain technology and product distribution rights. In January 2010 Haemacure announced that it had filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada), and that its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. In March 2010, Haemacure announced that it had obtained authorization from the Superior Court of the Province of Québec to sell its assets to us and that the U.S. Bankruptcy Court had authorized the sale to us of the assets of Haemacure’s U.S. subsidiary. Prior to the purchase of these assets, we had funded approximately $1.5 million in expenses, which include the funding of Haemacure’s insolvency proceedings and day-to-day operations, legal fees and expenses. We expect that modest additional expenditures for research and development may be required in the remainder of 2010, depending upon final decisions as to product development timelines and the operations and personnel of a newly acquired manufacturing facility.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2009 Annual Report. Other than with respect to the going concern disclosure, we believe that there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2010.

Going Concern

In accordance with U.S. GAAP, the interim consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern. This basis of presentation assumes that we will continue to realize assets and discharge liabilities in the normal course of business. However, as discussed in the Liquidity and Capital Resources section of this document and in note 1 to the Notes to the Consolidated Financial Statements included under Part I, Item 1, there are several material uncertainties which cast substantial doubt about the validity of this assumption. The financial statements do not reflect any adjustments related to the recoverability or classification of assets that may be necessary if we are unable to continue operating as a going concern.

Results of Operations

Overview

(in thousands of U.S.$ except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Medical Products	$51,868	$48,660	$155,796	$141,976
Pharmaceutical Technologies	7,116	14,584	28,415	74,141

Total revenues	58,984	63,244	184,211	216,117

Operating (loss) income	(6,020)	4,018	(8,265)	31,101
Other expenses	(12,934)	(9,758)	(29,036)	(30,767)

(Loss) income before income taxes	(18,954)	(5,740)	(37,301)	334
Income tax (recovery) expense	(454)	2,062	1,968	7,569

Net loss	$(18,500)	$(7,802)	$(39,269)	$(7,235)

Basic and diluted net loss per common share	$(0.22)	$(0.09)	$(0.46)	$(0.08)

For the three months ended September 30, 2010, we recorded a net loss of $18.5million ($0.22 basic and diluted net loss per common share) compared to a net loss of $7.8 million ($0.09 basic and diluted net loss per common share) for the three months ended September 30, 2009.

The $10.7 million increase in net loss is due to several factors, including: (i) a reduction of $7.8 million in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; (ii) an increase in selling, general and administrative costs of $4.6 million, primarily resulting from the addition of sales and marketing staff to support our Quill Knotless Tissue-Closure Device product line; (iii) an increase in other expenses of $3.2 million primarily resulting from an increase in professional fees relating to the potential restructuring transaction with the holders of our Subordinated Notes and other related activities; and (iv) an increase in research and development costs of $1.6 million primarily resulting from higher salaries and benefits costs in 2010 relating to personnel conducting research and development of certain of our Proprietary Medical Products as well as relating to certain personnel retained and occupancy costs incurred in connection with our acquisition of assets from Haemacure. The unfavourable impact of the factors above were partially offset by an improvement in gross profit of $2.4 million due to a relative increase in sales of our higher gross margin Proprietary Medical Products, improvement in certain manufacturing related costs, in particular reduced labor costs, improved utilization of our fixed cost manufacturing facilities and a reduction of income tax expense of $2.5 million resulting from a higher loss in the current period.

For the nine months ended September 30, 2010, we recorded a net loss of $39.3 million ($(0.46) basic and diluted net loss per common share) compared to net loss of $7.2 million ($0.08 basic and diluted net loss per common share) for the same period in 2009. The $32.1 million decline in earnings as compared to the prior period is primarily due to: (i) the receipt of a one-time, $25.0 million payment from Baxter International, Inc. (“Baxter”) in the first quarter of 2009; (ii) a $19.6 million reduction in royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; (iii) an increase in selling, general and administrative costs of $7.8 million, primarily resulting from the addition of sales and marketing staff as previously discussed; (iv) an increase in other expenses of $3.2 million as previously discussed; and (v) an increase in research and development costs of $2.4 million. This decline was partially offset by: (i) an improvement in gross profit of $9.5 million, primarily due to the factors previously noted above; (ii) a $1.2 million gain on settlement of the loan with Haemacure recorded upon completion of our acquisition of certain product candidates and technology assets of Haemacure; (iii) the escrow settlement recovery of $4.7 million in regards to the RoundTable litigation matter settled during the first quarter of 2010; (iv) a reduction of income tax expense of $5.6 million; and (v) a reduction in interest expense of $1.2 million due to lower interest expense incurred under the Existing Floating Rate Notes during the period. The escrow settlement recovery in regards to the RoundTable litigation resulted from the receipt of $4.7 million in January 2010 in full settlement of an outstanding litigation matter related to a claim we had made against amounts paid into escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc. that remained in escrow pending resolution of certain representations and warranties in the agreement governing the acquisition.

Revenues

(in thousands of U.S.$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Medical Products:
Product sales	51,868	48,660	155,796	141,976

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	$6,070	$13,833	$25,305	$44,822
Royalty revenue – other	993	698	2,951	3,816
License fees	53	53	158	25,503

	$7,116	$14,584	$28,415	$74,141

Total revenues	$58,984	$63,244	$184,211	$216,117

We operate in two reportable segments:

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

Sales of our Proprietary Medical Products increased to $17.3 million during the three months ended September 30, 2010 from $14.9 million during the same period in 2009. The increase was due primarily to higher sales of certain of our product lines, most significantly our Quill Knotless Tissue-Closure Device product line and our Option IVC Filter, partly offset by the elimination of revenue from our EnSnare™ product line starting in the first quarter of 2010. In 2009 we elected not to match an offer made to our partner Hatch Medical, LLC to purchase rights to the EnSnare product line, and as a result we no longer sell EnSnare. We do not expect the elimination of the EnSnare product line to have a material impact on our product sales or gross profit margin in 2010 or future periods as compared to prior periods. Sales of our Proprietary Medical Products increased to $49.5 million during the nine months ended September 30, 2010 from $41.5 million during the same period in 2009, due primarily to similar factors explaining the increase during the three months ended September 30, 2010.

Sales of our Base Medical Products increased to $34.5 million during the three months ended September 30, 2010 from $33.8 million during the same period in 2009, due primarily to growth in sales of medical device components manufactured by us and sold to other third-party medical device manufacturers. Sales of our Base Medical Products increased to $106.4 million during the nine months ended September 30, 2010 from $100.4 million during the same period in 2009, due primarily to growth in sales of certain of our biopsy, dental suture and microsurgical knife product lines, as well as due to modest growth in sales of medical device components manufactured by us and sold to other third-party medical device manufacturers as noted above.

Overall, revenue from our Medical Products segment was $51.9 million for the three months ended September 30, 2010, an increase of 6.6% from the $48.7 million recorded for the same period in 2009, and $155.8 million for the nine months ended September 20, 2010, an increase of 9.7% from the $142.0 million recorded for the same period in 2009.

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

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the three months ended September 30, 2010 decreased by 56% as compared to the same period in 2009, as a result of lower sales of paclitaxel-eluting stents by BSC. Royalty revenue for the quarter ended September 30, 2010 was based on BSC’s net sales for the period April 1, 2010 to June 30, 2010 of $113 million, of which $66 million was in the U.S., compared to net sales for the same period in the prior year of $226 million, of which $96 million was in the U.S. The average gross royalty rate earned in the three months ended September 30, 2010 on BSC’s net sales was 6.0% for sales in the U.S. and 4.5% for sales in other countries, compared to an average rate of 6.2% for sales in the U.S. and 6.1% for sales in other countries for the same period in the prior year. The average gross royalty rates declined in the current period as a result of our tiered royalty rate structure for sales in certain territories including the U.S., E.U. and Japan, pursuant to which we receive lower royalty rates as end-user sales of paclitaxel-eluting stents decline in these territories.

Royalty revenue derived from sales of paclitaxel-eluting coronary stent systems by BSC for the nine months ended September 30, 2010 decreased by 44% as compared to the same period in 2009. The decrease in royalty revenues was a result of lower sales of paclitaxel-eluting coronary stent systems by BSC. Royalty revenue for the nine months ended September 30, 2010 was based on BSC’s net sales for the period from October 1, 2009 to June 30, 2010 of $442 million, of which $210 million was in the U.S., compared to net sales for the same period in 2009 of $717 million, of which $226 million was in the U.S. The average gross royalty rate earned in the first nine months of 2010 on BSC’s net sales was 6.0% for sales in the U.S. and 5.5% for sales in other countries, compared to an average rate of 6.4% for sales in the U.S. and 6.1% for sales in other countries for the same period in 2009. As described above, the average gross royalty rates declined in the first nine months of 2010 as a result of our tiered royalty rate structure for sales in the U.S., E.U. and Japan.

For the nine months ended September 30, 2010, other royalty revenue decreased by $0.9 million as compared to the same period in 2009 due to the elimination of royalty payments from Baxter as a result of the Amended and Restated Distribution and License Agreement which was completed in the first quarter of 2009. The entry into the Amended and Restated Distribution and License Agreement with Baxter also explains the $25.3 million reduction in license fees for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to the one-time $25.0 million payment we received upon entry into the agreement.

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

Expenditures

(in thousands of U.S.$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of products sold	$26,808	$25,958	$79,883	$75,606
License and royalty fees	1,170	2,463	4,884	7,937
Research and development	6,240	4,596	19,900	17,526
Selling, general and administrative	22,489	17,924	66,871	59,102
Depreciation and amortization	8,297	8,285	24,948	24,845
Write-down of other assets held for sale	—	—	700	—
Escrow settlement recovery	—	—	(4,710)	—

	$65,004	$59,226	$192,476	$185,016

Cost of Products Sold

Cost of products sold comprises costs and expenses related to the production of our various medical device, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased only marginally to $26.8 million for the three months ended September 30, 2010 compared to $25.9 million for the same period of 2009. Gross margins for our Medical Products segment sales were 48.3% for the three months ended September 30, 2010 compared to 46.7% for the same period of 2009. Medical products segment gross margins for the three months ended September 30, 2010 were positively impacted by a relative increase in sales of our higher gross margin Proprietary Medical Products, improved labor costs resulting from our move of certain manufacturing operations to lower cost jurisdictions and the benefit of improved absorption of fixed manufacturing costs as a result of higher sales volumes.

Cost of products sold increased by $4.3 million to $79.9 million for the nine months ended September 30, 2010 compared to $75.6 million for the same period of 2009, primarily driven by higher levels of aggregate Medical Products segment sales. Gross margins for our Medical Products segment sales were 48.7% for the nine months ended September 30, 2010 compared to 46.7% for the same period of 2009. Medical Products segment gross margins for the nine months ended September 30, 2010 were positively impacted for the same reasons as described above.

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

License and Royalty Fees on Royalty Revenue

License and royalty fee expense of $1.2 million and $4.9 million for the three and nine months ended September 30, 2010, compared to $2.5 million and $7.9 million for the comparative periods in 2009. These expenses include license and royalty payments due to certain of our licensors, primarily relating to royalty revenue received from BSC for sales of paclitaxel-eluting coronary stent systems. The decrease in this expense for the three and nine months ended September 30, 2010 as compared to the same period in the prior period reflects the reduction in our royalty revenue discussed above.

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

Research and development expenditures increased by $1.6 million to $6.2 million for the three months ended September 30, 2010 compared to $4.6 million for the same period of 2009, primarily related to higher salaries and benefits costs incurred in 2010 relating to personnel conducting research and development of certain of our Proprietary Medical Products, as well as relating to certain personnel retained and occupancy costs incurred in connection with our acquisition of assets from Haemacure. Research and development expenditures increased by $2.4 million to $19.9 million for the nine months ended September 30, 2010 compared to $17.5 million for the same period in 2009. The increase during the nine months ended September 30, 2010 was due to the factors noted above

Consistent with our business strategy of offering innovative new medical products, we anticipate we will continue to incur significant research and development expenditures during the remainder of 2010 and for the foreseeable future. We expect our research and development expenditures during the remainder of 2010 to continue to be slightly higher than in 2009. Some of this increase will be driven by additional expenditures for research and development costs relating to our acquisition of technology and product candidates from Haemacure, which will depend on final decisions regarding product development timelines and the operations and personnel of a newly acquired manufacturing facility. We expect to fund these activities with our cash resources and any borrowings available under the revolving credit facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses comprise direct selling and marketing costs related to the sale of our various medical products, including salaries, benefits and sales commissions, and our various management and administrative support functions, including salaries, commissions, benefits and other operating and occupancy costs.

Selling, general and administrative expenditures increased by $4.6 million for the three months ended September 30, 2010 to $22.5 million compared to $17.9 million for the same period in 2009, primarily resulting from increased salaries and benefits, travel and other costs relating to increased sales and marketing personnel for certain of our Proprietary Medical Products. Selling, general and administrative expenditures increased by $7.8 million to $66.9 million for the nine months ended September 30, 2010 as compared to $59.1 million for the same period in 2009. The higher expenditures were primarily due to the factors noted above, partially offset by reduced legal costs primarily as a result of the settlement of the RoundTable litigation matter as discussed previously.

We expect that selling, general and administrative expenses may continue to increase in the remainder of 2010 as compared to the same period in 2009, primarily due to potential increases in expenses relating to commercial activities for certain of our Proprietary Medical Products. These expenditures could fluctuate depending on product sales levels, the timing of launch of certain new products and growth of new product sales, or as a result of unforeseen litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business. As discussed previously, we expect to fund these increases with our cash resources and any borrowings available under the revolving credit facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors.

Depreciation and Amortization

Depreciation and amortization expense of $8.3 million and $24.9 million for the three and nine months ended September 30, 2010, respectively were comparable to the same periods in 2009. Depreciation and amortization expense is comprised of amortization of licensed technologies and identifiable intangible assets purchased through business combinations.

We expect depreciation and amortization expense during the remainder of 2010 to continue to be comparable to the prior year.

Settlement of Escrow Claim

As noted above, in January 2010 we received $4.7 million in full settlement of an outstanding litigation matter with RoundTable. The proceeds received were recorded as escrow settlement recovery during the first quarter of 2010.

Write-down of Assets Held For Sale

In connection with our plans for capacity rationalization in our Pharmaceutical Technologies segment, in 2008 we reclassified a property that is no longer used as a current asset as held for sale in accordance with guidance for accounting for impairment of long-lived assets under ASC No. 350 – General Intangibles Other than Goodwill and ASC No. 360 – Property, Plant and Equipment. This property has a carrying value of approximately $2.3 million as of September 30, 2010, which represents the lower of cost and fair value less cost to sell. Impairment charges related to this property of $0.7 million were recorded against income from continuing operations during the first quarter of 2010.

Other Income (Expense)

(in thousands of U.S.$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign exchange gain (loss)	$3	$(518)	$1,269	$(1,227)
Investment and other income	(126)	46	(512)	74
Debt restructuring costs	(2,978)	—	(2,978)	—
Interest expense on long-term debt	(9,833)	(9,286)	(27,779)	(28,971)
Write-down of investments	—	—	(216)	(643)
Loan settlement gain	—	—	1,180	—

Total other expenses	$(12,934)	$(9,758)	$(29,036)	$(30,767)

Net foreign exchange gains and losses were primarily the result of changes in the relationship of the U.S. dollar to each of the Canadian dollar, Euro, Danish kroner and other foreign currency exchange rates when translating our foreign currency denominated monetary assets and liabilities to U.S. dollars for reporting purposes at period end. We continue to hold foreign currency denominated cash and cash equivalents to assist in meeting our anticipated operating and capital expenditure foreign currency requirements in future periods in jurisdictions outside of the U.S. We do not use derivatives to hedge against foreign currency exposures arising from our foreign denominated balance sheet financial instruments and therefore are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Investment and other income for the three ended September 30, 2010 decreased by $0.2 million when compared to the same period in 2009, primarily as a result of lower interest income received in 2010 due to reduced cash balances available to invest. Included in investment and other income for the nine months ended September 30, 2010 is a charge of $0.3 million relating to the write-off of leasehold improvements for a leased property no longer in use.

Debt restructuring costs for the three and nine months ended September 30, 2010 of $3.0 million are for fees and expenses relating to the proposed recapitalization transaction. These fees and expenses represent professional fees paid to both our, and the Consenting Noteholders’ financial and legal advisors to assist in the analysis of financial and strategic alternatives. We expect to continue to incur substantial costs related to the pursuit of the proposed recapitalization transaction and exploration of other financial and strategic alternatives for the next three to six months. These costs may further impact our cash and liquidity position. For more information see notes 13 and 22 to the Notes to the Consolidated Financial Statements included as Part I, Item 1.

During the three months ended September 30, 2010, we incurred interest expense on our outstanding long-term debt obligations of $9.8 million compared to $9.3 million for the same period in 2009. This increase is driven by a $0.6 million expense related to interest on royalties to be paid to one of our licensors. We incurred interest expense of $27.8 million in the nine months ended September 30, 2010, compared to $29.0 million for the same period in 2009, driven by a decline in the interest rate applicable to our Floating Rate Notes, which averaged 4.2% for the nine months ended September 30, 2010 compared to 5.0% for the same period in 2009, due to lower LIBOR rates. Interest expense also includes $0.7 million and $2.2 million, respectively, for amortization of deferred financing costs for the three and nine months ended September 30, 2010 compared to $0.7 million and $2.1 million, respectively, for the three and nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we recorded a $1.2 million loan settlement gain relating to the settlement of the loan with Haemacure in connection with the acquisition of assets of Haemacure, as more fully described above (see “Acquisitions”).

Income Tax

For the three months ended September 30, 2010 we recorded an income tax recovery of $0.5 million and for the nine months ended September 30, 2010 we recorded an income tax expense of $2.0 million, compared to an income tax expense of $2.1 million and $7.6 million for the three and nine months ended September 30, 2009, respectively. The income tax expense for the nine months ended September 30, 2010 is primarily due to positive net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 28.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

At September 30, 2010, we had working capital of $49.2 million and cash and cash equivalents of $25.6 million. For the nine months ended September 30, 2010, our working capital decreased by $17.3 million as compared to December 31, 2009, primarily due to decreases in cash and cash equivalents and short-term investments, partly offset by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities and income taxes payable.

Our most significant financial liabilities are our Existing Floating Rate Notes and our Subordinated Notes, which together comprise $575 million in aggregate principal amount. As discussed, these debt obligations were originally supported in substantive part by our license revenue derived from sales of TAXUS coronary stent systems by our partner BSC. The sustained and sharp decline in royalty revenues we receive from BSC has had a significant negative impact on our liquidity and ability to service our long term debt obligations. As a result of the decline in TAXUS and other liquidity constraints, on October 1, 2010, we announced that we were in negotiations with the Consenting Noteholders and that we would not be making the $9.7 million interest payment due to holders of the Subordinated Notes on October 1, 2010. Subsequently, on October 29, 2010, we announced that we had entered into the Support Agreement with holders of approximately 73% of the outstanding aggregate principal amount of our Subordinated Notes. The recapitalization transaction proposed by the Support Agreement would eliminate $250 million of our debt in exchange for new common shares in Angiotech, subject to various conditions.

In addition, on October 29, 2010, we also entered into a support agreement with holders of approximately 51% of the principal amount of our Existing Floating Rate Notes for the exchange of such notes for the New Floating Rate Notes. The FRN Exchange Offer will be open to all qualifying holders of the Existing Floating Rate Notes. The New Floating Rate Notes will be issued on substantially the same terms and conditions as the Existing Floating Rate Notes, other than amendments to certain covenants in respect of the incurrence of additional indebtedness and definitions relating to permitted liens and change of control. In addition, the New Floating Rate Notes will be secured by a second lien over the property and assets of the Company and certain of our Subsidiaries, which secure our existing revolving credit facility (as amended to the date hereto, including the fourth amendment thereto entered into on November 4, 2010, the “Existing Credit Facility”) described in note 13 (d) in the Notes to the Consolidated Financial Statements of Part I, Item 1. Pursuant to the terms of the Support Agreement, the obligation of the Consenting Noteholders to complete the recapitalization transaction is conditioned on the completion of the transactions contemplated by the FRN Support Agreement.

Under the Support Agreement, at least 98% of the aggregate principal amount of the Subordinated Noteholders must consent to the Exchange Offer on or before January 7, 2011. If the Minimum Exchange Offer Threshold is not met, we may be required to pursue the recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act. Under the Support Agreement, we may also be required to pursue the completion of the proposed recapitalization transaction pursuant a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act and/or other court proceedings.

Pursuant to the terms of the Subordinated Notes, we had a 30-day grace period from October 1, 2010 to make the required interest payment before an Event of Default arose under the indenture with respect to such interest payment. Under the terms of the supplemental indenture governing the Subordinated notes that was executed in connection with the Support Agreement and with the consent of the Consenting Noteholders, this grace period was extended to November 30, 2010. We expect that additional extensions will be required to complete the recapitalization transaction. Failure to make the interest payment by such extended date may constitute an Event of Default under both the Subordinated Notes and Existing Floating Rate Notes indentures. An Event of Default under the indenture governing the Subordinated Notes, arising from the failure to make the interest payment within the grace period would permit holders of 25% or more of the aggregate outstanding principal amount of the Subordinated Notes to demand immediate repayment of our debt obligations owing under the Subordinated Notes. Similarly, an Event of Default under the indenture governing the Existing Floating Rate Notes, arising from failure to make the interest payment on the Subordinated Notes within the grace period would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to demand immediate repayment of our debt obligations owing under the Existing Floating Rate Notes.

We maintain a senior secured revolving credit facility with Wells Fargo with the potential to borrow up to $25.0 million (subject to a borrowing base formula derived from the value of certain of our and our subsidiaries’ finished goods inventory and accounts receivable). The amount we are able to borrow under the Existing Credit Facility therefore fluctuates from month to month. As of September 30, 2010, the amount of financing available under the Existing Credit Facility was approximately $16 million, which is net of $2.0 million in letters of credit issued under the Existing Credit Facility. As of September 30, 2010, there were no borrowings outstanding under the Existing Credit Facility.

Our cash resources and any borrowings available under the Existing Credit Facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing sales and marketing initiatives, working capital requirements, debt servicing requirements, clinical studies, research and development initiatives and for general corporate purposes. We may also use our cash resources to fund acquisitions of, or investments in, businesses, products or technologies that expand, complement or are otherwise related to our business. Our ability to use cash resources for such acquisitions and investments is severely constrained by our current limited liquidity and capital resources.

Any borrowings outstanding under the Existing Credit Facility bear interest ranging from LIBOR + 3.25% to LIBOR +3.75%, with a minimum Base LIBOR Rate of 2.25%. As the minimum Base LIBOR Rate under the Existing Credit Facility is 2.25% and the LIBOR rate was 0.29% on September 30, 2010, a 0.50% increase or decrease in the LIBOR rate as of September 30, 2010 would have no impact on interest payable under the credit facility. The Existing Credit Facility includes certain covenants and restrictions with respect to our operations and requires us to maintain certain levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratios, among other terms and conditions. A breach of any of these covenants could result in our inability to draw on the facility or the immediate repayment of any then outstanding principal and interest. Repayment of any amounts drawn under the Existing Credit Facility can be made at certain points in time with ultimate maturity being February 27, 2013. Prepayments made under the Existing Credit Facility in certain circumstances cannot be re-borrowed by us. In April 2010 we completed an amendment to our credit agreement with Wells Fargo, which included, among other items, amendments to financial covenants pertaining to minimum EBITDA levels, fixed charge coverage ratios and the definition of Adjusted EBITDA. This amendment allow us continued access to funds per the terms of the credit agreement, and are primarily intended to reflect the continued decline and uncertainty of sales of TAXUS by BSC and the related potential impact on our Adjusted EBITDA. However, there are no assurances that we will continue to meet the specified conditions to borrow under the facility.

Utilization of the Existing Credit Facility is subject to a borrowing base formula based on the value of certain finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA and fixed charge ratios. While we expect to be able to comply with the Adjusted EBITDA and fixed charge covenants specified under the Existing Credit Facility throughout the remainder of 2010, it is possible that we may not be able to comply with the covenants specified in the Existing Credit Facility in 2011 and beyond. A breach of these covenants, failure to complete the proposed recapitalization transaction, expiration of the Amended and Restated Forbearance Agreement, failure to make the interest payment on the Subordinated Notes by the amended expiration date of the relevant grace period, or failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Existing Credit Facility may limit our ability to borrow under the Existing Credit Facility, and there are no assurances that we will continue to meet the specified conditions to borrow under the Existing Credit Facility, or result in demands for accelerated repayment, thus further straining our working capital position and ability to continue operations. Although we are in compliance with the covenants as at September 30, 2010, there are no assurances that we will continue to meet the specified conditions to borrow under the Amended Credit Facility.

Concurrent with the ongoing discussions with certain holders of the Subordinated Notes, on September 30, 2010, we entered into the Forbearance Agreement with Wells Fargo to preserve the Existing Credit Facility described in note 13 (d) in the Notes to the Consolidated Financial Statements of Part I, Item 1. In addition, On November 4, 2010, we entered into the Amended and Restated Forbearance Agreement, under which Wells Fargo has agreed to not immediately exercise any rights or remedies it has related to the failure to make our interest payment due on October 1, 2010 with respect to the Subordinated Notes, our ongoing litigation with QSR Holdings or any future failure to deliver an unqualified audit opinion for the fiscal year ending December 31, 2010. We incurred $0.1 million to complete both the Forbearance Agreement and Amended and Restated Forbearance Agreement.

The Amended and Restated Forbearance Agreement will terminate on the earliest to occur of:

(i)	the occurrence of another event constituting an Event of Default under the existing revolving credit facility;

(ii)	the occurrence of a Material Adverse Change as defined under the existing revolving credit facility, subject to exclusions for changes relating to the recapitalization plan;

(iii)	failure to attain certain intermediate milestones with respect to the recapitalization plan,

(iv)	termination of the Support Agreement or the FRN Support Agreement;

(v)	consummation of the recapitalization plan on terms and conditions not reasonably satisfactory to Wells Fargo under the existing revolving credit facility;

(vi)	failure to remain within the applicable grace period with respect to the non-payment of the interest payment due to the Subordinated Note holders on October 1, 2010; and

(vii)	April 30, 2011.

The purpose of the Fourth Amendment to the Existing Credit Facility with Wells Fargo is to provide Angiotech with liquidity during the period required to complete the proposed recapitalization transaction and fulfill the liquidity requirement specified by the Support Agreement. See note 13 (d) in the Notes to the Consolidated Financial Statements of Part I, Item 1 for a description of the key changes. Because the Support Agreement requires that, upon implementation of the recapitalization transaction, the Existing Credit Facility be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity, further consent from Wells Fargo under the Existing Credit Facility will be required in connection with the consummation of the proposed recapitalization transaction. If such consent is not obtained, we would be required to replace the Existing Credit Facility with a new revolving credit facility. We incurred $0.3 million to complete the Fourth Amendment to the credit facility. We currently have no borrowings outstanding under the credit facility other than amounts under letters of credit referred to below.

The Fourth Amendment to our Existing Credit Facility with Wells Fargo provides for, among other changes:

(i)	an amendment of financial covenants pertaining to minimum EBITDA levels and fixed charge coverage ratios;

(ii)

an increase the borrowing base available to secure loans by including in such borrowing base the value of certain real property, securities and intellectual property owned by us and our subsidiaries, in addition to accounts receivable and inventory, in each case subject to reserves, eligibility standards and advance rate formulas. As a result of such amendment, the amount of financing available to us under our amended revolving credit facility will immediately increase to approximately $25 million, which excludes $2.8 million relating to outstanding secured letters of credit under the credit facility;

(iii)	an amendment to the specified use of proceeds provisions to allow for certain secured and unsecured intercompany loans by our U.S. entities to our Canadian entities; and

(iv)	an amendment to permit the sale of certain assets of the Company.

Further consent from the lenders under the revolving credit facility will be required in connection with the consummation of the proposed recapitalization transaction, as the Support Agreement requires that we either amend the existing revolving credit facility to provide ongoing liquidity under said facility of between $25 million and $35 million following the consummation of the recapitalization transaction, or requires us to replace our existing revolving credit facility with a new revolving credit facility.

As at November 9, 2010, we estimate the amount of financing available under the Existing Credit Facility is approximately $25 million, which is net of $2.8 million of currently outstanding secured letters of credit under the Existing Credit Facility. We currently have no borrowings outstanding under the Existing Credit Facility other than such letters of credit.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below, and the significant cash that will be necessary to continue to execute our business plan, including selected growth and new product development initiatives in our Medical Products segment, initiatives to maintain sales of our Base Medical Products and to service our current level of debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including the Existing Floating Rate Notes and the Subordinated Notes.

Our current cash inflows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to our ability to effectuate a transaction with the holders of our Subordinated Notes or Existing Floating Rate Notes, changes in drug-eluting coronary stent markets, including the impact of increased competition in such markets and research relating to the efficacy of drug-eluting stents and the sales achieved in such markets by our partner BSC, the timing and success of product sales and marketing initiatives and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives including but not limited to facility closures, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

In particular, as our royalties received from BSC have continued to decline significantly as compared to prior periods, and given that such royalties significantly impact our operating cash flows, liquidity position and cash balances immediately in the period they are recorded, our current liquidity and capital resources have been materially adversely affected by the decline in royalties.

Our ability to continue as a going concern will depend upon its ability to: (i) execute and complete the proposed recapitalization transaction as described above and in note 13, (ii) restructure, refinance or amend terms of its other existing debt obligations; (iii) remain in compliance with its debt covenants to maintain access to its Existing Credit Facility; (iv) obtain additional equity or debt financing; (v) achieve revenue growth and improvement of gross margins; and (vi) achieve greater operating efficiencies or a reduction of expenses.

Our future plans and current initiatives to manage its operating, going concern and liquidity risks include, but are not limited to the following:

•	Implementation and execution of the proposed recapitalization transaction to reduce the burden of existing debt levels and interest expense;

•	Exploration of various other strategic and financial alternatives, including potential future equity or debt financing;

•	Attainment of the necessary debt waivers, extensions or temporary concessions to provide relief during the restructuring period;

•	Maintenance and utilization of the Existing Credit Facility with Wells Fargo;

•	Evaluation of amounts expended for certain sales and marketing programs;

•	Selected gross margin improvement initiatives;

•	Potential sale of non-productive property, plant and equipment assets;

•	Renegotiation of certain licensing and distribution agreements; and

•	Optimization of day-to-day operating cash flows.

We continue to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to maintain compliance with the terms of financing agreements.

Although we have entered into various agreements with the intention to recapitalize the Company, there is no assurance that we will be able to successfully execute and complete the proposed recapitalization transaction before the before the expiration of the existing temporary waivers, extensions and other relief granted by the Amended and Restated Forbearance Agreement, the Support Agreement and the Fourth Amendment. Any recapitalization transaction contemplated by the Support Agreement may also be subject to governmental, court, regulatory, shareholder and third party approvals. In the event that we are unable to successfully complete the recapitalization transaction or make our interest payments on the Subordinated Notes by the expiration of the applicable grace period, the Subordinated Noteholders, holders of our Existing Floating Rate Notes, or Wells Fargo under our Existing Credit Facility may elect to trigger provisions under the respective indentures or credit agreements allowing them to accelerate repayment, and, in the case of Wells Fargo under our Existing Credit Facility, refuse to extend further credit to us. In this case, our current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on our ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of our creditors may jeopardize our working capital position and ability to sustain its operations. In such circumstances, we would explore other alternatives, which may include a potential reorganization under the applicable bankruptcy and insolvency laws.

While we believe that we have developed planned courses of action and identified other opportunities to mitigate the operating, going concern and liquidity risks outlined above, there is no assurance that we will be able to complete any or all of the plans or initiatives that have been identified or obtain sufficient liquidity to execute our business plan. Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that have not yet been identified.

Cash Flow Highlights

(in thousands of U.S.$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash and cash equivalents, beginning of period	$29,666	$50,658	$49,542	$38,952
Cash (used in) provided by operating activities	(2,795)	2,953	(18,881)	22,824
Cash used in investing activities	(1,589)	(1,901)	(4,652)	(7,038)
Cash provided by (used in) financing activities	(223)	(216)	(235)	(3,192)
Effect of exchange rate changes on cash	507	(36)	(208)	(88)

Net (decrease) increase in cash and cash equivalents	(4,100)	800	(23,976)	12,506

Cash and cash equivalents, end of period	$25,566	$51,458	$25,566	$51,458

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended September 30, 2010 was $2.8 million, compared to cash provided by operating activities of $3.0 million for the same period in 2009. The increase in cash requirements in the current quarter was driven primarily by a $10.7 million increase in operating loss, partly offset by a $5.9 million decrease in working capital requirements. The increase in operating loss was primarily due to decreases in royalty revenue received from BSC, and increases in operating expenses as discussed above. Working capital changes were primarily a result of a decrease in net cash outflows from accounts payable and accrued liabilities due to extended payment terms with certain of our licensors, reduced payments for license and royalty fees due to reduced license and royalty fee expenses as described previously, and an increase in accrued professional fees related to debt restructuring as described above.

Cash used in operating activities for the nine months ended September 30, 2010 was $18.9 million, compared to cash provided by operating activities of $22.8 million for the same period in 2009. The change in year over year cash requirements was due primarily to: (i) the one-time cash payment of $25.0 million received from Baxter in the first quarter of 2009; (ii) decreases in royalty revenue received from BSC during the period; and (iii) a $13.5 million increase in net working capital requirements, offset by: (i) improved gross margins of $9.5 million; (ii) the $4.7 million settlement of the escrow claim with RoundTable; and (iii) government grant proceeds received of $2.1 million . Working capital changes included an increase in net cash outflows from inventories of $3.4 million due to an increase in inventory of certain of our Proprietary Medical Products, a decrease in net cash inflows from prepaid expenses and other assets of $7.6 million due to non-cash tax expense related to Baxter during the first quarter of 2009 and an increase in net cash outflows related to income taxes payable of $5.2 million, offset by a decrease in net cash outflows from accounts payable and accrued liabilities of 3.6 million as described above.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2010 was $1.6 million compared to net cash used of $1.9 million for the same period in 2009. For quarters ended September 30, 2010 and September 30, 2009, net cash used in investing activities was for capital expenditures of $1.6 million and $1.9 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2010 was $4.7 million compared to net cash used of $7.0 million for the same period in 2009. For the nine months ended September 30, 2010, the net cash used in investing activities was primarily for capital expenditures of $4.2 million and proceeds on disposition of property, plant and equipment of $0.8 million. In addition, we advanced a further $1.0 million to Haemacure during the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the net cash used in investing activities was primarily for capital expenditures of $3.6 million as well as a $2.5 million milestone payment made to Rex Medical relating to our Option IVC Filter product, and a $1.2 million advance provided to Haemacure.

Depending on the composition and aggregate amount of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. At September 30, 2010, we were not holding any short-term marketable securities.

At September 30, 2010 and December 31, 2009, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	September 30, 2010	December 31, 2009
Canadian dollars	$1,155	$5,542
Swiss franc	614	986
Euro	3,466	5,680
Danish krone	1,634	412
Other	1,116	2,587

Cash Flows from Financing Activities

Net cash used in financing activities for the three and nine months ended September 30, 2010 was $0.2 million primarily for expenditures related to our senior secured credit facility with Wells Fargo as described above (see “Liquidity and Capital Resources”). Net cash used in financing activities for the three and nine months ended September 30, 2009 were $0.2 million and $3.2 million, respectively, and were primarily for expenditures related to our senior secured credit facility with Wells Fargo as described above.

LONG-TERM DEBT

(a) Existing Floating Rate Notes

On December 11, 2006, we issued the Existing Floating Rate Notes in the aggregate principal amount of $325.0 million. The Existing Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. The Existing Floating Rate Notes are unsecured senior obligations, are guaranteed by certain of our subsidiaries and rank equally in right of payment to all of our existing and future senior indebtedness. At September 30, 2010, the interest rate on these notes was 4.1%. We may redeem all or a part of the Existing Floating Rate Notes at specified redemption prices.

As part of the proposed recapitalization transaction announced on October 29, 2010, we entered into the FRN Support Agreement with holders of approximately 51% of the aggregate principal amount of our Existing Floating Rate Notes to exchange such notes for New Floating Rate Notes. The New Floating Rate Notes would be issued on substantially the same terms and conditions as the Existing Floating Rates Notes, other than proposed amendments to certain to key provisions of the Floating Rate Note indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness and liens, including a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•

The provision of security for holders of the New Floating Rate Notes by a second lien over the property and assets of the Company and certain of its subsidiaries, that secure the Existing Credit Facility, subject to customary carve-outs and certain permitted liens; and

•	Changes to the definitions of certain “Change of Control” provisions.

As discussed previously, in the event that we are unable to successfully complete the recapitalization transaction or make our interest payment by the expiration of the applicable grace period, the Subordinated Noteholders or holders of our Senior Floating Rate Notes may elect to trigger provisions under the respective indentures allowing them to accelerate repayment. An Event of Default under the indenture governing the Existing Floating Rate Notes, arising from the failure to make the interest payment on the Subordinated Notes within the grace period would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to demand immediate repayment of our debt obligations owing under the Existing Floating Rate Notes. In this case, our current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on our ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of our creditors may jeopardize our working capital position and ability to sustain its operations. In such circumstances, we would explore other alternatives, which may include a potential reorganization under the applicable bankruptcy and insolvency laws.

(b) Subordinated Notes

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

Due to the liquidity constraints as described previously and other factors, October 1, 2010 we announced that we were in negotiations with the Consenting Noteholders to restructure existing debt levels and that we would not be making the $9.7 million interest payment due to the Subordinated Noteholders on October 1, 2010. Subsequently, on October 29, 2010 we announced that we had entered into a Recapitalization Support Agreement with the holders of approximately 73% of of the outstanding aggregate principal amount of our Subordinated Notes to effectuate a recapitalization of the Company that would result in a significant reduction of the our debt. Upon implementation, the recapitalization transaction would eliminate $250 million in total indebtedness and provide significant improvements to our credit ratios, liquidity and financial flexibility. The outstanding interest obligation of $9.7 million has been fully accrued for as at September 30, 2010.

Pursuant to the terms of the Subordinated Notes, we had a 30-day grace period from October 1, 2010 to make the required interest payment before the Subordinated Noteholders would have the right to demand repayment of all obligations thereunder.. Under the terms of the supplemental indenture governing the Subordinated Notes that was executed in connection with the Support Agreement, this grace period was extended to November 30, 2010. We expect that additional extensions will be required to complete the recapitalization transaction. Failure to make the interest payment by the extended deadline would constitute an Event of Default under both the Subordinated Notes and Floating Rate Notes indentures. An Event of Default under the indenture governing the Subordinated Notes, arising from the failure to make the interest payment within the grace period would permit the holders of 25% or more of the aggregate outstanding principal amount of the Subordinated Notes to demand immediate repayment of our debt obligations owing under the Subordinated Notes. Similarly, an Event of Default under the indenture governing the Existing Floating Rate Notes, arising from the failure to make the interest payment on the Subordinated Notes within the grace period would permit the holders of 25% or more of the aggregate outstanding principal amount of the Existing Floating Rate Notes to accelerate repayment of our debt obligations owing under the Existing Floating Rate Notes.

Key elements of the proposed recapitalization transaction are as follows:

a)

Under the terms of the Support Agreement, the Consenting Noteholders have agreed to exchange their Subordinated Notes for new common stock issued by the Company through the Exchange Offer, which is expected to be initiated on or before November 29, 2010. All Noteholders will be eligible to participate in the Exchange Offer, under which they would receive 90% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Contingent upon the Exchange Offer being implemented, the Subordinated Noteholders consenting to the terms of the Support Agreement would be entitled to receive, on a pro-rata basis, an additional 3.5% of the new common stock upon completion of the recapitalization transaction, subject to potential dilution. Pursuant to the Support Agreement, the obligation of the Consenting Noteholders to complete the recapitalization transaction is conditioned on, among other things, the completion of the transactions contemplated by the FRN Support Agreement with the holders of the Existing Floating Rate Notes as described in note 13(a) above.

b)

Upon implementation of the recapitalization transaction, existing common stockholders would receive, in exchange for their existing shares, 2.5% of the new common stock and options to acquire 10% of the new common stock (each subject to dilution) with a strike price that provides for a par recovery to the Subordinated Noteholders. This consideration would be conditioned upon receipt of either a favorable shareholder vote on the recapitalization transaction or an exemption order.

c)	Upon completion of the proposed recapitalization, all existing options, warrants or other rights to purchase common stock would be cancelled.

d)

Under the Support Agreement, at least 98% of the aggregate principal amount of the Subordinated Noteholders must consent to the Exchange Offer (the “Minimum Exchange Offer Threshold”) on or before January 7, 2011. If the Minimum Exchange Offer Threshold is not met, we might be required to pursue the recapitalization transaction pursuant to a plan of arrangement under the Canada Business Corporations Act. Under the Support Agreement, we might also be required to pursue the completion of the recapitalization transaction pursuant a plan of compromise or arrangement under the Companies’ Creditors Arrangement Act and/or other court proceedings.

e)

Upon implementation of the proposed recapitalization transaction, the Support Agreement requires that our credit facility with Wells Fargo be amended, refinanced or replaced to provide not less than $25 million and not more than $35 million in liquidity.

f)

The completion of the proposed recapitalization transaction is also subject to the establishment of a stock-based incentive plan that is satisfactory to us and the Consenting Noteholders. The stock-based incentive plan may provide, over the life of the plan, for the grant of restricted stock and options representing up to 15% of the new common stock, subject to potential dilution, as well as vesting and other considerations consistent with such stock-based incentive plans.

g)

Under the terms of the Support Agreement, the proposed recapitalization transaction must be implemented no later than April 30, 2011, which date may be waived or extended by the Consenting Noteholders in accordance with the terms of the Support Agreement.

Although we have entered into various agreements with the intention to recapitalize the Company, there is no assurance that we will be able to successfully execute and complete the recapitalization transaction before the expiration of the existing temporary waivers and extensions granted by the Amended and Restated Forbearance Agreement, the Support Agreement and the Fourth Amendment. The completion of the proposed recapitalization transaction is also subject to completion of definitive documentation and satisfaction of any conditions contained therein.

(c) Debt Covenants

The terms of the indentures governing our Existing Floating Rate Notes and our Subordinated Notes include various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness.

In addition, our revolving credit facility includes a number of customary financial covenants, including a requirement to maintain certain levels of Adjusted EBITDA and fixed charge coverage (defined as interest expense divided by Adjusted EBITDA), as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of our business, make distributions or make advances, loans or investments. As discussed above, in April 2010 we completed an amendment to the credit agreement which included amendments to the required financial covenants for minimum Adjusted EBITDA levels and fixed charge ratios. As previously discussed, in September 2010 we entered into a Forbearance Agreement with Wells Fargo to preserve the Existing Credit Facility. On November 4, 2010, we entered into an Amended and Restated Forbearance Agreement, pursuant to which Wells Fargo has agreed to leave in place our existing revolving credit facility and not immediately exercise any rights or remedies it has relating to the failure to make our interest payment due on October 1, 2010 with respect to the Subordinated Notes. In addition, on November 4, 2010 we completed the Fourth Amendment to the Existing Credit Facility to, among other things, further amended the financial covenants for minimum Adjusted EBITDA levels and fixed charge coverage ratios. Failure to complete the proposed recapitalization transaction, expiration of the Amended and Restated Forbearance Agreement, failure to make the interest payment on the Subordinated Notes by the amended expiration date of the relevant grace period, or failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Existing Credit Facility, would permit Wells Fargo to terminate the credit facility, accelerate obligations outstanding and discontinue future lending. Although we are in compliance with the covenants as at September 30, 2010, there are no assurances that we will continue to meet the specified conditions to borrow under the Existing Credit Facility.

Contractual Obligations

During the three and nine months ended September 30, 2010, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2009 Annual Report.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of September 30, 2010, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Outstanding Share Data

As of September 30, 2010, there were 85,176,449 common shares issued and outstanding for a total of $472.7 million in share capital. At September 30, 2010, we had 5,352,884 CDN dollar stock options, and stock options with tandem stock appreciation rights, which we refer to as awards, outstanding under the Angiotech Pharmaceuticals, Inc. stock option plan (of which 2,851,267 were exercisable) at a weighted average exercise price of CDN$4.00. We also had 3,974,218 U.S. dollar awards outstanding under this plan at September 30, 2010 (of which 1,640,551 were exercisable), at a weighted average exercise price of US$1.50. Pursuant to the 2006 Stock Incentive Plan, holders of each CDN dollar award and U.S. dollar award issued on or after October 1, 2002 may exercise their tandem stock appreciation right instead of the underlying stock option. The holder exercising the underlying stock option receives one common share of Angiotech Pharmaceuticals, Inc. for each option exercised. The holder exercising the tandem stock appreciation right portion of an award receives a portion of a common share of Angiotech Pharmaceuticals, Inc. with a fair value equal to the excess of the fair value of the common share subject to the underlying option at the time of exercise over the option price as set forth in the option agreement. Holders of each CDN dollar stock option issued prior to October 1, 2002 may exercise each option for one common share of Angiotech Pharmaceuticals, Inc.

As of September 30, 2010, there were 78 stock options outstanding in the American Medical Instruments Holdings, Inc. stock option plan (of which 49 were exercisable). Each stock option issued under this plan is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. at a weighted average exercise price of US$15.44 per option.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2010, we had cash and cash equivalents of $25.6 million (December 31, 2009 – $49.5 million).

Interest Rate Risk

As the issuer of the Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Floating Rate Notes is reset quarterly to the 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 4.1% at September 30, 2010 (December 31, 2009 – 4.0%). Based upon our average floating rate debt levels during the three months ended September 30, 2010, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for each of the three months ended September 30, 2010 and 2009. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange gains of $0.03 million and $1.3 million, respectively, for the three and nine months ended September 30, 2010 (foreign exchange losses of $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2009) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated monetary assets and liabilities to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is mitigated somewhat by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 12% of our net revenue for the three months ended September 30, 2010 (12% for the three months ended September 30, 2009) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended September 30, 2010. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.8 million on an annual basis (September 30, 2009 - $2.7 million).

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

On April 4, 2005, together with BSC, the Company commenced a legal action in the Netherlands against Sahajanand Medical Technologies Pvt. Ltd. (“SMT”) for patent infringement. On May 3, 2006, the Dutch trial court ruled in the Company’s favor, finding that our EP (NL) 0 706 376 patent was valid, and that SMT’s Infinnium™ stent infringed the patent. On March 13, 2008, a Dutch Court of Appeal held a hearing to review the correctness of the trial court’s decision. The Court of Appeal released their judgment on January 27, 2009, ruling against SMT (finding the Company’s patent novel, inventive, and sufficiently disclosed). The Court of Appeal however requested amendment of claim 12 before rendering their decision on infringement. The Company has filed a response to the Court of Appeal’s decision, and have additionally filed a further writ against SMT seeking to prevent SMT from, among other things, using its CE mark for SMT’s Infinnium stent. Any decision of the Court of Appeal is appealable to the Supreme Court of the Netherlands. On October 22, 2009, Angiotech and BSC settled this litigation with SMT on favorable terms. The Company has continued this matter before the Court of Appeal with respect to the requested amendment to claim 12. A hearing was held on April 22, 2010 and on August 31, 2010 this court rendered a decision favorable to Angiotech. This matter is therefore concluded.

In July 2004, Dr. Gregory Baran initiated legal action, alleging infringement by the Company’s subsidiary Medical Device Technologies Inc. (“MDT”), of two U.S. patents owned by Dr. Baran. These patents allegedly cover MDT’s BioPince™ automated biopsy device. On September 25, 2007, the judge issued her decision pursuant to the Markman hearing of December 2005. The Company submitted a Motion for Summary Judgment to the court based upon the Markman decision and on September 30, 2009, the judge ruled in MDT’s favor, finding that the BioPince device did not infringe a key claim of Dr. Baran’s patents. Dr. Baran appealed this decision. A hearing on Dr. Baran’s appeal was held before the U.S. Court of Appeals for the Federal Circuit on June 9, 2010 and on August 12, 2010, this court decided in our favor. Dr. Baran petitioned for a rehearing, but this has been denied.

On October 4, 2010 the Company was notified that QSR Holdings, Inc. (“QSR”), as the representative for the former stockholders of Quill Medical, Inc. (“QMI”), made a formal demand to the American Arbitration Association naming the Company and its subsidiaries, QMI and Angiotech Pharmaceuticals (US), Inc. (“Angiotech US” and, together with Angiotech and QMI, the “Respondents”) as respondents. The arbitration demand alleges that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among the Company, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), and seeks either direct monetary damages or, in the alternative, extension for one calendar year of certain earn-out periods as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleges, among other items, that: (a) the Respondents breached certain contractual obligations under the Merger Agreement; (b) that certain misrepresentations or omissions were made during the initial negotiation of the Merger Agreement; and (c) tortious interference. QSR is seeking damages in an unstated amount together with punitive damages and/or attorneys fees to the extent allowed by law. On October 15, 2010 the Respondents filed a motion to dismiss the Complaint in part and to transfer venue. Given the preliminary stages of these proceedings, it is not possible at this time to predict the outcome of the Federal Litigation or of any arbitration or other proceeding that may result from the Arbitration Demand. As such, no accruals have been recorded related to this matter as at September 30, 2010.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•	In EP1155689, Oral Proceedings have been set for Novermber 25, 2010.
•

In EP1159974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 27, 2010. A Statement of Grounds of Appeal is due on November 2, 2010.

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

•	In EP1857236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until January 29, 2011, to file its response.
•	In EP1858243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until January 22, 2011, to file its response.

Item 1A.	Risk Factors

Risks Related to Our Business

Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. In addition to the risk factors set forth in the 2009 Annual Report, the following risk factors modify and supplement, and should be read in conjunction with, the risk factors disclosed in the 2009 Annual Report, on the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2010, and on the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

There is significant doubt regarding our ability to remain a going concern

There are material uncertainties regarding our ability to continue as a going concern, and such ability will depend upon our ability to: (i) complete the proposed recapitalization transaction contemplated by the Support Agreement and in the FRN Support Agreement, (ii) restructure, refinance or amend terms of our other existing debt obligations; (ii) remain in compliance with our debt covenants to maintain access to the Existing Credit Facility with Wells Fargo; (iii) obtain additional equity and/or debt financing; (iv) achieve revenue growth and improvement of gross margins; and (v) achieve greater operating efficiencies or a reduction of expenses. We reported net losses for the fiscal quarters ending March 31, 2010, June 30, 2010 and September 30, 2010. Our cumulative losses, high level of outstanding indebtedness and ability to comply with related debt covenants, in addition to our current liquidity situation, lead to uncertainty as to our ability to continue as a going concern for a period longer than twelve months from October 1, 2010. Our ability to continue as a going concern depends on, among other factors, a return to profitable operations and a successful restructuring of our obligations related to the Subordinated Notes and Existing Floating Rate Notes. Until the completion of the recapitalization transaction and strategic process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

We may seek to implement a plan of arrangement under the Canadian Business Corporations Act or file for protection under the Companies’ Creditors Arrangement Act or similar laws of the United States

In light of recent developments and our liquidity risks, we reviewed strategic and financing alternatives available with assistance from legal and financial advisors. On October 29, 2010, we entered into the Support Agreement with certain holders of the Subordinated Notes and the FRN Support Agreement with certain holders of the Existing Floating Rate Notes. We also continue to be engaged in active discussions with Wells Fargo, the lender under the Existing Credit Facility and on November 4, 2010 we entered into the Fourth Amendment to the Existing Credit Facility. There can be no assurance that we will be able to consummate a restructuring pursuant to the terms of the support agreements or at all. Furthermore, we may be unable to maintain adequate liquidity prior to the restructuring contemplated under such support agreements or otherwise, or we may be unable to attain certain required approvals of additional holders of the Subordinated Notes or holders of the Company’s common stock and, as a result, we may be required to seek protection pursuant to a voluntary filing under the Companies’ Creditors Arrangement Act of Canada and/or Title 11 of the Bankruptcy Code of the United States.

If we enter into a plan of arrangement or file for bankruptcy protection, our business and operations will be subject to certain risks

A bankruptcy filing by or against the Company and certain of our subsidiaries (each referred to as a “filer”) would subject our business and operations to various risks, including but not limited to, the following:

•	A bankruptcy filing by or against a filer may adversely affect our business prospects and our ability to operate during the reorganization process;

•

The coordination of a bankruptcy filing and operating under the protection of a bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors. These costs may be significantly higher than those of other companies due to our large size and complex legal structure;

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	We may have difficulty maintaining existing and building new customer and supplier relationships;

•

Transactions by filers outside the ordinary course of business would be subject to the prior approval of the court, which may limit our ability to respond to certain events or take advantage of certain opportunities in a timely manner;

•	Filers may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases;

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees;

•	There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•

There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest;

•	The value of our common stock could be reduced to zero as result of a bankruptcy filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description	Location
10.1	License, Supply, Marketing and Distribution Agreement by and between Angiotech Pharmaceuticals (US), Inc. and Rex Medical, LP, dated as of March 13, 2008.	Filed herewith

10.2	Amendment dated August 9, 2009 to License, Supply, Marketing and Distribution Agreement by and between Angiotech Pharmaceuticals (US), Inc. and Rex Medical, LP, dated as of March 13, 2008.	Filed herewith

10.3

Forbearance Agreement, dated as of September 30, 2010, by and among Angiotech Pharmaceuticals, Inc. (“Parent”), the subsidiaries of Parent listed as borrowers on the signature pages thereto, the lenders signatory thereto and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as arranger and administrative agent.

Exhibit 10.1, Form 8-K Filed October 4, 2010

10.4	Form of U.S. Director Indemnification Agreement.	Exhibit 10.2, Form 8-K Filed October 4, 2010

10.5	Form of Canadian Director Indemnification Agreement.	Exhibit 10.3, Form 8-K Filed October 4, 2010

10.6	Form of U.S. Executive Indemnification Agreement.	Exhibit 10.4, Form 8-K Filed October 4, 2010

10.7	Form of Canadian Executive Indemnification Agreement.	Exhibit 10.5, Form 8-K Filed October 4, 2010

10.8	Form of William L. Hunter Indemnification Agreement.	Exhibit 10.6, Form 8-K Filed October 4, 2010

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Earnings ratios update.	Filed herewith

*	portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: November 9, 2010	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)