Form 10-Q
period 2011-03-31
ANGIOTECH PHARMACEUTICALS INC
filed 2011-05-16
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

85,185,497 Common Shares, no par value, as of May 16, 2011

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED BALANCE SHEETS

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents [note 4]	$26,911	$33,315
Short-term investments [note 5]	5,350	4,653
Accounts receivable	32,186	33,494
Income tax receivable	726	669
Inventories [note 6]	37,624	34,631
Deferred income taxes, current portion	3,094	4,102
Deferred financing costs [note 10 (f)]	1,221	5,611
Prepaid expenses and other current assets	4,326	4,649

Total current assets	111,438	121,124

Property, plant and equipment [note 7]	44,056	46,261
Intangible assets [note 8(a)]	129,268	137,973
Goodwill [note 8 (b)]	5,367	—
Deferred income taxes, non-current portion	2,227	—
Deferred financing costs [note 10 (f)]	3,060	—
Other assets	424	640

Total assets	$295,840	$305,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 9]	$29,664	$36,847
Income taxes payable	1,925	2,255
Interest payable on long-term debt	1,310	15,761
Revolving credit facility [note 10(g)]	—	10,000
Debtor in-possession credit facility [note 10(g)]	17,018	—
Debt [note 10 (a) & (b)]	—	575,000

Total current liabilities not subject to compromise	49,917	639,863

Liabilities subject to compromise [note 11]	270,481	—

Deferred leasehold inducement [note 14]	3,557	4,785
Deferred income taxes	33,276	31,702
Other tax liabilities	4,120	4,367
Other liabilities	9,343	9,357
Debt [note 10 (b)]	325,000	—

Total non-current liabilities not subject to compromise	375,296	50,211

Commitments and contingencies [note 18]

Stockholders’ deficit
Share capital [note 16]
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
March 31, 2011 – 85,185,497
December 31, 2010 – 85,180.377	472,754	472,753
Additional paid-in capital	35,764	35,470
Accumulated deficit	(951,353)	(933,352)
Accumulated other comprehensive income	42,981	41,053

Total stockholders’ deficit	(399,854)	(384,076)

Total liabilities and stockholders’ deficit	$295,840	$305,998

Liquidity risk [note 1]

Subsequent events [note 23]

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUE
Product sales, net	$52,834	$50,980
Royalty revenue	5,655	12,308
License fees	103	53

	58,592	63,341

EXPENSES
Cost of products sold	23,928	25,204
License and royalty fees	68	2,237
Research and development	4,531	6,807
Selling, general and administration	18,656	21,598
Depreciation and amortization	11,241	8,374
Write-down of assets held for sale	—	700
Write-down of property, plant and equipment	215	—
Escrow settlement recovery [note 17]	—	(4,710)

	58,639	60,210

Operating (loss) income	(47)	3,131

Other income (expenses):
Foreign exchange (loss) gain	(279)	347
Other income (expense)	25	(53)
Interest expense on long-term debt	(8,110)	(8,919)

Total other expenses	(8,364)	(8,625)

Loss before reorganization items and income tax expense	(8,411)	(5,494)
Reorganization items [note 12]	(8,742)	—
Loss before income tax expense	(17,153)	(5,494)
Income tax expense [note 15]	848	1,201

Net loss	(18,001)	$(6,695)

Basic and diluted net loss per common share [note 20]	$(0.21)	$(0.08)

Basic and diluted weighted average number of common shares outstanding (in thousands)	85,185	85,150

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2009	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	20,890	3					3
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes (nil)					(1,940)	$(1,940)	(1,940)
Cumulative translation adjustment					(1,898)	(1,898)	(1,898)
Net loss				(6,695)		(6,695)	(6,695)

Comprehensive loss						$(10,533)

Balance at March 31, 2010	85,158,971	$472,745	$34,110	$(873,236)	$42,987		$(323,394)

	Common Shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income	loss	(deficit)
Balance at December 31, 2010	85,180,377	$472,753	$35,470	$(933,352)	$41,053		$(384,076)

Exercise of stock options	5,120	1					1
Stock-based compensation			294				294
Net unrealized gain on available-for-sale securities, net of taxes (nil)					697	$697	697
Cumulative translation adjustment					1,231	1,231	1,231
Net loss				(18,001)		(18,001)	(18,001)

Comprehensive loss						$(16,073)

Balance at March 31, 2011	85,185,497	$472,754	$35,764	$(951,353)	$42,981		$(399,854)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(18,001)	$(6,695)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,267	9,335
Reorganization items [note 12]	8,742	—
Write-down of assets held for sale	—	700
Deferred leasehold amortization	(1,228)	(80)
Deferred income taxes	(172)	(90)
Stock-based compensation expense	294	423
Non-cash interest expense	2,839	718
Other	865	(14)
Net change in non-cash working capital items relating to operations [note 21]	(8,832)	(9,868)

Cash used in operating activities before reorganization items	(3,226)	(5,571)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(6,960)	—
Director’s and officer’s insurance	(1,382)	—

Cash used in reorganization activities	(8,342)	—

Cash used in operating activities	(11,568)	(5,571)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(803)	(898)
Proceeds from disposition of property, plant and equipment	—	758
Loans advanced	—	(150)
Asset acquisition costs	—	(481)

Cash used in investing activities	(803)	(771)

FINANCING ACTIVITIES
Share capital issued	1	—
Deferred financing charges and costs	(1,228)	(19)
Repayment of Existing Credit Facility as approved by the Canadian Court [note 1 & 10]	(10,000)	—
Net advances on DIP facility [note 1 & 10]	17,018	—
Proceeds from stock options exercised	—	3

Cash provided by (used in) financing activities	5,791	(16)

Effect of exchange rate changes on cash and cash equivalents	176	(415)
Net decrease in cash and cash equivalents	(6,404)	(6,773)
Cash and cash equivalents, beginning of period	33,315	49,542

Cash and cash equivalents, end of period	$26,911	$42,769

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. With the exception of the accounting changes described below and in note 2, the accounting policies used in the preparation of these interim consolidated financial statements are the same as those applied in the Company’s 2010 Annual Report filed on Form 10-K. The information included in this Quarterly Report on Form 10-Q should therefore be read in conjunction with the consolidated financial statements and accompanying notes included in Angiotech Pharmaceuticals Inc.’s (the “Company” or “Angiotech”) Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 16, 2011.

Upon commencement of the Creditor Protection Proceedings (as defined below), the Company adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization in preparing its unaudited consolidated financial statements for the three months ended March 31, 2011. The application of ASC No. 852 during Creditor Protection Proceedings requires that the Company distinguish transactions and events directly associated with the Recapitalization Transaction (as defined below) from ongoing operations of the business. Accordingly, certain expenses, recoveries, provisions for losses, and other charges that have been realized or incurred during the Creditor Protection Proceedings (as defined below) have been reported as Reorganization Items on the Consolidated Statements of Operations (see note 12). In addition, in accordance with ASC No. 852 certain pre-petition liabilities, which have been impaired by the reorganization, have been classified as Liabilities Subject to Compromise on the Consolidated Balance Sheets (see note 11). Specific cash flows items directly related to Reorganization Items are also required to be separately disclosed. As at the January 28, 2011 CCAA filing date and in accordance with the terms of the CCAA Plan (as defined below), the Company ceased to accrue interest on its Subordinated Notes, which were subject to compromise.

Upon emergence from Creditor Protection Proceedings, the Company is required to adopt fresh-start accounting. Under fresh-starting accounting, the Company will be required to comprehensively revalue its assets and liabilities based on the approximated $545 million reorganization value that is expected to result from the implementation of the Recapitalization Transaction (as defined below). As a result, further adjustments will likely be required that may materially impact the current carrying values and classifications of the Company’s assets, liabilities, debt and shareholder’s equity. The Company is still assessing the provisions of fresh-start accounting.

With the exception of certain adjustments identified in notes 11 and 12, the financial statements do not reflect any other adjustments that may result from the impact of the Recapitalization Transaction and Creditor Protection Proceedings including: (i) the realizable value and availability of the Company’s assets on a liquidation basis to satisfy liabilities; (ii) the settlement amounts for any pre-petition allowed claims and contingencies, which have not yet been discharged; (iii) the impact of any changes to the Company’s equity accounts that may result from recapitalization; or (iv) the impact on the Company’s Consolidated Statements of Operation that may result from any future restructuring changes to the business that are not yet approved.

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows at March 31, 2011 and for all periods presented, have been made.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

CREDITOR PROTECTION PROCEEDINGS AND RECAPITALIZATION TRANSACTION

Over the past several years, revenues in the Company’s Pharmaceutical Technologies segment, specifically royalties derived from sales of TAXUS® coronary stent systems (“TAXUS”) by Boston Scientific Corporation (“BSC”), have declined significantly. These declines have led to significant constraints on the Company’s liquidity, working capital and capital resources, which have in turn adversely impacted its ability to continue to support its business initiatives and service debt obligations. As a result, the Company explored a range of financial and strategic alternatives in order to address these declines in its royalty revenue. After extensively exploring various possible solutions and negotiations with a significant percentage of the holders of its outstanding indebtedness, the Company announced a proposed recapitalization transaction that would eliminate its $250 million 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) and $16 million of related accrued interest obligations in exchange for new common shares of the Company (the “Recapitalization Transaction”) to improve its future liquidity, working capital and financial position. In connection with discussions with certain holders of the Company’s Subordinated Notes, on October 1, 2010, the Company did not make its $9.7 million interest payment due on its Subordinated Notes.

On October 29, 2010, the Company entered into a Recapitalization Support Agreement (as amended, the “RSA”) with the holders of approximately 73% of the aggregate principal amount of its outstanding Subordinated Notes (together with all holders of the Subordinated Notes who executed a consent agreement with the Company and certain of its subsidiaries prior to November 30, 2010, the “Consenting Noteholders”). The Consenting Noteholders agreed to, among other things; effectuate the Recapitalization Transaction by eliminating $250 million of the Company’s Subordinated Notes and related accrued interest obligations in exchange for new common shares of the Company. All holders of the Subordinated Notes (the “Subordinated Noteholders”) were affected by the CCAA Plan. In accordance with the terms of the CCAA Plan, on May 12, 2011 (the “Plan Implementation Date”), the Subordinated Noteholders received their pro rata share of approximately 92.5% of the new common shares that were issued and outstanding upon completion of the Recapitalization Transaction, which percentage was subject to dilution for the distribution of new common shares to Affected Creditors (as defined under the CCAA Plan, both of which are defined below) entitled to receive such distributions under the CCAA Plan. Under the terms of the original RSA, 3.5% of the new common shares were designated as additional consideration to be granted to those Consenting Noteholders who consented to the RSA by November 30, 2010. On March 31, 2011, the CCAA Plan was amended to reallocate the 3.5% of new common shares to all Affected Creditors, including all Subordinated Noteholders, on a pro rata basis based on the amount of their Affected Claims (as defined by the CCAA Plan). With the exception of the Subordinated Noteholders, all other Affected Creditors opted for the Liquidity Election or Cash Election (each as defined in the CCAA Plan) as applicable. As a result, the full 3.5% of these new common shares were granted to the Subordinated Noteholders.

On October 29, 2010, the Company also entered into a support agreement (as amended, the “FRN Support Agreement”) with holders (the “Consenting FRN Holders”) of approximately 51% of the aggregate principal amount outstanding of its existing senior floating rate notes (the “Existing Floating Rate Notes”) pursuant to which the Consenting FRN Holders agreed to support and tender to an offer to exchange their Existing Floating Rate Notes for new senior floating rate notes (the “New Floating Rate Notes” and such exchange, the “FRN Exchange Offer”). The Company’s FRN Exchange Offer, which commenced on February 10, 2011, was open to all qualifying holders of the Existing Floating Rate Notes and expired on May 12, 2011.

As a result of the Company’s liquidity constraints, on January 28, 2011, Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) and an initial order (the “Initial Order”) was granted by the Supreme Court of British Columbia (the “Canadian Court”). The CCAA Proceedings were commenced in order to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”) under the CCAA. In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On February 22, 2011, the U.S. Court granted an order that, among other things, recognized the CCAA Proceedings as a foreign main proceeding and provided that the Initial Order would be enforced on a final basis and given full force and effect in the United States (the “Recognition Order”).

Given that the initiation of the Creditor Protection Proceedings qualified as an immediate event of default under the terms of the Company’s outstanding indebtedness, all obligations under (i) the Company’s existing credit facility (as amended, the “Existing Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”); (ii) the indenture governing the Subordinated Notes (as amended, the “SSN Indenture”) between the Company and U.S. Bank National Association as successor trustee, dated March 23, 2006; and (iii) the indenture governing the Existing Floating Rate Notes between the Company and Deutsche Bank National Trust Company successor trustee, dated December 11, 2006 (as amended, the “FRN Indenture”), were due and payable under the terms of the respective agreements as at January 28, 2011. Pursuant to the terms of the SSN Indenture, the Company’s grace period to make the required interest payment before an event of default occurred was ultimately extended from October 1, 2010 to April 30, 2011. Given that the Company did not seek an extension of the grace period beyond April 30, 2011, the Company was also in default of its obligations under the SSN Indenture on May 1, 2011, which further triggered certain cross default provisions under the Existing Credit Facility, thus making all obligations owing thereunder due and payable effective immediately. The stay of proceedings granted under the Initial Order effectively prohibited these and all other creditors from taking action to remedy or enforce their rights with respect to amounts owing by the Company. The enforcement rights of these creditors were also subject to the applicable provisions of the CCAA and U.S. Bankruptcy Code. The stay of proceedings was initially scheduled to expire on February 17, 2011 and was subsequently extended to May 12, 2011 (the “Stay Period”) by order of the Canadian Court. Although the Amended and Restated Forbearance Agreement (see note 10(f)) with Wells Fargo remained in effect throughout the CCAA Proceedings, Wells Fargo’s obligations thereunder including its agreement to not exercise certain remedies, ceased to be of effect upon the Company’s commencement of the Creditor Protection Proceedings. Wells Fargo’s obligations, however, were nonetheless stayed in connection with such proceedings.

The Canadian Court appointed Alvarez & Marsal Canada, Inc. as the monitor (the “Monitor”) of the Angiotech Entities’ business and financial affairs, with the powers set forth in the CCAA and orders of the Canadian Court during the CCAA Proceedings. During the CCAA Proceedings, the Monitor also provided the Canadian Court with regular status updates on the Company’s financial status, operational position and other relevant matters. The Monitor also advised the Company on certain restructuring matters throughout this period.

On April 4, 2011, a meeting was held for Affected Creditors to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. In accordance with the terms of the CCAA Plan, the maximum amount of distributions that were permitted to be made to Affected Creditors; excluding holders of the Subordinated Notes; was $4.0 million. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive $0.16 on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. The amount of the claims in respect of the Subordinated Notes only include the principal and accrued interest amounts, owing directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, January 28, 2011. Aside from the Subordinated Noteholders’ claims, which were settled through the issuance of new common shares (as described below), all other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result on the Plan Implementation Date, distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order (excluding Subordinated Noteholders), which totaled $4.3 million, were settled for $0.4 million in cash (see note 11).

In accordance with the terms of the Initial Order, on February 7, 2011, the Company and certain of its subsidiaries entered into a definitive agreement with Wells Fargo whereby Wells Fargo provided a debtor-in-possession credit facility (the “DIP Facility”). On February 25, 2011, following entry of the Recognition Order, loans under the DIP Facility were made available to the Company for borrowing. The DIP Facility provided liquidity for working capital, general corporate purposes and expenses while the Company was implementing the CCAA Plan. The DIP Facility permitted the Company to make revolving credit loans and provide letters of credit in an aggregate principal amount (including the face amount of any letters of credit) of up to $28.0 million. During the three months ended March 31, 2011, the Company fully repaid the $10.0 million of advances outstanding under its existing credit facility (the “Existing Credit Facility”) with Wells Fargo. As at March 31, 2011, the Company had $17.0 million of advances outstanding under the DIP Facility with Wells Fargo. The $17.0 million of advances is net of $3.0 million of cash pledged as collateral for the $2.8 million of letters of credit outstanding under the Existing Credit Facility. The Company incurred approximately $1.5 million in fees to obtain and complete the DIP Facility.

The terms of the Initial Order created a number of new charges against substantially all of the Company’s current and future assets. These charges, included (i) an administration charge to secure amounts owing to the Monitor and certain restructuring and financial advisors, up to a maximum of $2,500,000 (the “Administrative Charge”); (ii) a directors’ charge to secure the indemnity created under the Initial Order in favor of the directors and officers of the Angiotech Entities, up to a maximum of $2,000,000; (iii) a DIP charge to the extent of any obligations outstanding under the DIP Facility (the “DIP Charge”); and (iv) charges to secure amounts owing by the Company’s Canadian entities to its U.S. entities and by its U.S. entities to its Canadian entities pursuant to the intercompany advances made in accordance with intercompany transaction practices existing as of the date of the Initial Order, to the extent of any obligations outstanding under those advances (the “Inter-Company Charges”). These new charges (collectively, the “Charges”) ranked in the following priority:

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

Under bankruptcy legislation, certain payroll and commodity tax obligations also qualified as priority claims.

On January 4, 2011, the Company received a letter from NASDAQ indicating that the bid price of the Company’s common shares failed to recover during the 180 day grace period to the required minimum of $1.00 per share in accordance with the applicable NASDAQ listing rule. The Company did not appeal NASDAQ’s decision to delist its common shares and, as a result, the Company’s common shares were delisted from the NASDAQ at the opening of business on January 13, 2011. A Form 25-NSE was filed with the SEC on January 21, 2011 to notify them of the removal of the Company’s common shares from listing on NASDAQ.

On January 28, 2011, the Company received a notice from the Toronto Stock Exchange (the “TSX”) stating that the TSX would be reviewing the eligibility of the Company’s securities for continued listing on the TSX pursuant to Part VII of The Toronto Stock Exchange Company Manual. The Company’s securities were suspended from trading effective January 28, 2011 and on February 1, 2011, the Company received further notice from the TSX indicating that its common shares would be delisted from the TSX effective at the close of market on March 3, 2011 and, consequently, the Company’s common shares were delisted from the TSX at the close of market on March 3, 2011.

On March 25, 2011, the Company entered into a lease amendment and a related agreement to sell certain real property located in Vancouver, Canada for proceeds of $1.8 million. These agreements became effective on April 27, 2011, upon the Canadian Court granting an Approval and Vesting Order on April 6, 2011 and the elapse of a 21 day appeal period following the granting such an order.

For the three months ended March 31, 2011, the Company incurred approximately $8.9 million of professional fees paid to the Monitor as well as the Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

In connection with the implementation of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or prior to the Plan Implementation Date:

(i)

Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)

The Company’s Articles and Notice of Articles were amended to: (a) eliminate the class of existing common shares from the authorized capital of the Company; and (b) create an unlimited number of new common shares with similar rights, privileges, restrictions and conditions attached to the previous class of common shares.

(iii)

The Company’s Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)

12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of the Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the SSN Indenture remains in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)

Holders of 99.99% of the aggregate principal amount outstanding of the Existing Floating Rate Notes tendered their Existing Floating Rate Notes and consents in the FRN Exchange Offer. The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). Those holders of the Existing Floating Rate Notes who did not tender their Existing Floating Rate Notes and consents continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the supplement dated May 12, 2011, by and among the Company, Deutsche Bank National Trust Company, as successor trustee, and the guarantors thereto (the “Supplement”). Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default contained in the FRN Indenture were deleted.

(vi)

The Company entered into a new credit facility (the “Exit Facility”) for $28 million (see note 10(g)). The Exit Facility was used to repay the $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash remitted to Wells Fargo as collateral for the secured letters of credit. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan.

(vii)

The Company established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to the Company and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third is scheduled to be paid on August 12, 2011.

(viii)

The Company established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to the Company and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries will be granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully-diluted basis, on or prior to May 19, 2011. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction.

(ix)	The Company appointed a new board of directors.

(x)	The Company paid transaction fees of $5.3 million to certain of its financial advisors.

(xi)

The Company placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Notholders, to settle distribution claims allowed pursuant to the Claims Procedure Order totaling $4.3 million in accordance with the CCAA Plan (see note 11). Distributions will be paid to Affected Creditors, other than Subordinated Noteholders, on or before May 23, 2011.

(xii)

The Settlement Agreement with QSR described in note 18 was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, $2 million is to be paid to QSR on May 22, 2011, which is 10 days after the Plan Implementation Date.

(xiii)	The Amended and Restated Forbearance Agreement with Wells Fargo was terminated.

On the Plan Implementation Date, the Monitor delivered a certificate (the “Monitor’s Certificate”) to the Angiotech Entities and the Subordinated Noteholders’ advisors confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. On May 12, 2011, following the filing of the Monitor’s Certificate with the Canadian Court and the implementation of the CCAA Plan, the Angiotech Entities emerged from Creditor Protection Proceedings. As a result, the Charges on Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

LIQUIDITY RISK

Liquidity risk is the risk that the Company will encounter difficulty in meeting its contractual obligations and financial liabilities. As described above, on May 12, 2011 the Company implemented a Recapitalization Transaction that effectively eliminated its pre-petition $250 million Subordinated Notes and $16 million of related accrued interest obligations in exchange for new common shares of the Company. Through its Creditor Protection Proceedings, the Company was also able to eliminate approximately $3.9 million of its pre-petition liabilities (see note 11). The Recapitalization Transaction is expected to ease the Company’s liquidity constraints and improve its credit ratios and financial flexibility.

Although the Company emerged from its Creditor Protection Proceedings, upon close of business, on May 12, 2011, it continues to face several risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Company’s liquidity position, cash flows and future operating results throughout the remainder of 2011 and future years. The more significant risks, uncertainties and contractual obligations have been summarized as follows:

•

The Company’s most significant financial liabilities are its $325 million Existing Floating Rate Notes due December 1, 2013, which were replaced with New Floating Rate Notes on the Plan Implementation Date. The New Floating Rate Notes were issued on substantially the same terms as the Existing Floating Rate Notes (see the Creditor Protection Proceedings and Recapitalization Transaction section above and notes 10, 11, 12 and 13 for more information). Interest payments related to this debt were historically supported in part by the Company’s license revenue derived from sales of TAXUS by BSC. If royalty revenues derived from sales of TAXUS continue to decline, the Company’s liquidity may be strained and negatively impact its ability to service its principal and future interest obligations owing under the New Floating Rate Notes and the Existing Floating Rate Notes.

•

During the three months ended March 31, 2011, the Company fully repaid $10 million of advances and applicable interest obligations owing under the Existing Credit Facility, which terminated on the Plan Implementation Date. As at March 31, 2011, the Company had $17 million outstanding under the DIP Facility, which is net of $3.0 million of cash collateralized letters of credit, and $5 million of available borrowing room. The DIP Facility was subsequently repaid and terminated on the Plan Implementation Date. The Company currently has $18.5 million outstanding under the Exit Facility, $2.8 million in secured letters of credit issued under the Facility, and $1.3 million of available borrowing room (see note 10 for more information).

•

As discussed above, the Company’s long term-debt interest payments continue to be significant and strain the Company’s liquidity. During the three months ended March 31, 2011, the Company incurred interest expense of $7.9 million on the Existing Floating Rate Notes and Subordinated Notes, as compared to $8.9 million for the same period in 2010. Given that the Company was able to successfully eliminate its $250 million aggregate principal amount outstanding of Subordinated Notes through the Recapitalization Transaction, the Company’s future interest obligations on its total outstanding indebtedness is expected to be significantly reduced. The New Floating Rate Notes reset quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. As LIBOR fluctuates from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of interest costs within a given period. As at March 31, 2011 the Existing Floating Rate Notes bore an interest rate of 4.1% (December 31, 2010 – 4.1%). For the three months ended March 31, 2011, the Company incurred $0.4 million of interest expense from borrowings under the Existing Credit Facility and DIP Facility. The Company expects to incur further interest charges on its borrowings under the Exit Facility.

•

As discussed in note 10 (g), utilization of the Exit Facility is subject to a borrowing base formula based on the value of certain finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that the Company will continue to comply with the covenants specified under the Exit Facility and future borrowing arrangements in 2011 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Exit Facility may limit the Company’s ability to obtain additional advances or result in demands for accelerated repayment, thus further straining the Company’s working capital position and ability to continue operations.

•

As discussed above and in note 12, for the three months ended March 31, 2011, the Company incurred the following fees related to the Recapitalization Transaction: (i) approximately $8.9 million of professional fees for legal, accounting, financial and consulting services; (ii) $1.5 million in financing fees to complete the Exit Facility; and (iii) $1.4 million on additional directors and officer’s insurance. In addition, the following contractual fees were triggered upon implementation of the Recapitalization Transaction on May 12, 2011: (i) $5.3 million of transaction fees owing to certain of the Company’s financial advisors and (ii) $1.0 million of incentive payments owing to the named beneficiaries of the KEIP that was established in accordance with the terms of the RSA. These costs have negatively impacted the Company’s cash and liquidity position. The Company expects that it will continue to incur substantial costs over the next month related to final billings of professional fees incurred with respect to the Recapitalization Transaction.

•

As described in note 18, on January 27, 2011 the Company entered into a Settlement Agreement with QSR Holdings, Inc. (“QSR”), resolving among other things, any and all claims arising out of the Agreement of Plan and Merger, dated May 25, 2006, related to the Company’s 2006 acquisition of Quill Medical Inc. Under the terms of the Settlement Agreement, Angiotech Pharmaceuticals (US), Inc. (“Angiotech US”) is obligated to pay QSR $6.0 million (the “Settlement Amount”) over a two-year period. In accordance with the terms of the Settlement Agreement, the Company will pay out the first $2.0 million of the Settlement Amount on or before May 22, 2011, 10 days after the Plan Implementation Date. The payment of the remaining Settlement Amount is expected to negatively impact the Company’s cash flow and liquidity position.

•

For the three months ended March 31, 2011, the Company reported a significant net loss of $18.0 million. Furthermore, as at March 31, 2011, the Company reported a stockholder’s deficit totaling $399.9 million and a net decrease in cash resources of $6.4 million as compared to December 31, 2010. During the three months ended March 31, 2011, $11.6 million was used in operating activities; $0.8 million was used to fund investing activities and $5.8 million was provided by financing activities. Further operating losses and negative operating cash flows would continue to have an adverse impact on the Company’s liquidity position and ability to meet future obligations.

•

During the three months ended March 31, 2011, the Company’s Pharmaceutical Technologies segment experienced a significant and sharp decline of $6.7 million in revenues. Revenue from the Company’s Pharmaceutical Technologies segment for the three months ended March 31, 2011 was $5.8 million compared to $12.4 million for the same period in 2010. The decline is primarily attributable to a decrease in royalty revenues based on declining sales of TAXUS by BSC. The continual decline in sales is primarily due to product maturity and the entry of several new competitors into the drug-eluting stent market over the past few years. Under its license agreement with BSC, the Company does not have the ability to control direct or indirect sales of TAXUS products. The Company expects that technological advances and competitive products will continue to adversely impact TAXUS related revenues and cash flows throughout the remainder of 2011 and subsequent years.

•

As reported in note 18, the Company has entered into various research and development collaboration agreements, under which it may be required to participate in certain cost sharing or funding arrangements. The Company may also be obligated to make certain royalty and milestone payments contingent upon the achievement of contractual development, collaboration, regulatory and/or commercial milestones, which are not necessarily within the Company’s control. As such, acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes may trigger contingent payments earlier than are currently expected, thus negatively impacting the Company’s cash flows and liquidity position.

The Company’s future plans and current initiatives to manage its operating and liquidity risks include, but are not limited to the following:

•	maintenance and utilization of the Exit Facility;

•	continued exploration of various other strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•	continued evaluation of budgets and forecasts for certain sales and marketing and research and development programs;

•	selected gross margin improvement initiatives;

•	potential sale of non-productive property, plant and equipment assets; and

•	optimization of day-to-day operating cash flows.

Management continues to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to maintain compliance with the terms of financing agreements.

The Company’s ability to maintain and sustain its future operations will depend upon its ability to: (i) restructure, refinance or amend terms of its other existing debt obligations; (ii) remain in compliance with its debt covenants to maintain access to its Exit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improve gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

There is no assurance that the Company will be able to comply with all the conditions and covenants under the indenture governing the New Floating Rate Notes, the FRN Indenture or the Exit Facility. In the event that the Company defaults on certain conditions and covenants, the holders of the New Floating Rate Notes, the holders of the Existing Floating Rate Notes or Wells Fargo may elect to exercise rights under the respective indentures or credit agreements allowing them to accelerate repayment and, in the case of Wells Fargo under the Company’s Exit Facility, refuse to extend further credit to the Company. In this case, the Company’s current cash and credit capacity would not be sufficient to service principal and interest obligations under our outstanding debt. In addition, restrictions on the Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of the Company’s creditors might jeopardize the Company’s working capital position and ability to sustain its operations.

While the Company believes that it has developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there is no assurance that it will be able to complete any or all of the plans or initiatives that have been identified or obtain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Company’s liquidity position that have not yet been identified.

2.	SIGNIFICANT ACCOUNTING POLICIES

Other than the changes in accounting policies described below in these interim consolidated financial statements, all accounting policies are the same as described in note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the 2010 Annual Report.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuation of deferred tax assets, provisions for inventory obsolescence, accounting for manufacturing variances, determining stock-based compensation expense and reviewing long-lived assets for impairment. Actual results may differ materially from these estimates.

As discussed in note 1 above, on January 28, 2011, the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate an in-court Recapitalization Transaction as contemplated by the provisions under the RSA, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the court appointed Monitor, the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, the Company was not permitted to execute certain transactions without the approval of the applicable courts and Monitor. As such, the consolidated financial statements have been marked as Under Creditor Protection Proceedings as of January 28, 2011 with references to specific note disclosures that provide additional explanations. Specific changes in the application of the Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which have arisen during the CCAA Proceedings were recognized in accordance with the Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). If management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor has been disclosed. Where pre-petition liabilities have been impaired and are expected to be settled at lesser amounts than the Allowed Claim, ASC No. 852 requires that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Company has adjusted the original carrying value to the Allowed Claim amount as approved by the Canadian Court. Where a carrying value adjustment has arisen due a disputes or change in the amount for goods and services consumed by the Company, the difference has been recorded as an operating item. In contrast, where carrying value adjustments arise from the claims process under the CCAA or repudiation of contracts, the difference has been presented as a Reorganization Item (see note 11 and 12 for more information).

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items may also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Company’s debt obligations was recognized only to the extent that: (i) the interest expense was not been stayed by the Canadian Court and was expected to be paid during the Creditor Protection Proceedings or (ii) it is probable that interest would be an allowed priority, secured claim or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as Reorganization Items.

(d) Recently adopted accounting policies

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses under ASC No. 310. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the March 31, 2011 balance sheet date.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial results given that it does not currently have any bundled revenue arrangements.

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

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the Company’s financial results.

In December 2010, the FASB issues ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. Given that the Company did not enter into any new business combinations as at March 31, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issues ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Company’s $5.4 million of goodwill recognized during the first quarter of 2011. The goodwill was recognized in connection with the Company’s Settlement Agreement with QSR as described in note 18.

(e) Future Accounting Pronouncements

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

Upon emergence from Creditor Protection Proceedings, upon close of business, on May 12, 2011, the Company is required to adopt fresh-start accounting, which requires a comprehensive revaluation of the Company’s assets and liabilities based on the approximated $545 reorganization value that is expected to result from the implementation of the Recapitalization Transaction. As a result, further adjustments will likely be required that may materially impact the current carrying values and classifications of the Company’s assets, liabilities, debt and shareholder’s equity. The Company is still assessing the accounting impact of implementing fresh-start accounting.

3.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of short-term investments approximates $5.4 million as at March 31, 2011 (December 31, 2010 – $4.7 million). The total fair value of long-term debt and accrued interest approximates $429.22 million (December 31, 2010 – $418.6 million) and has a carrying value of $592.5 million as at March 31, 2011 (December 31, 2010 – $590.8 million). The fair values of short-term investments and long-term debt, including accrued interest, is based on quoted market prices in active markets for identical assets as at March 31, 2011 and December 31, 2010.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•

Interest rate risk arises due to the Company’s long-term debt bearing fixed and variable interest rates. The interest rate on the Existing Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The Existing Floating Rate Notes currently bear interest at a rate of 4.1% (December 31, 2010 – 4.1%). The Company does not use derivatives to hedge against interest rate risks.

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

•

Credit risk arises as the Company provides credit to its customers in the normal course of business. The Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Company does not currently foresee a credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At March 31, 2011, accounts receivable is net of an allowance for uncollectible accounts of $2.0 million (December 31, 2010 – $2.4 million).

4.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
U.S. dollars	$20,157	$27,779
Canadian dollars	2,134	933
Swiss francs	187	575
Euros	1,970	1,447
Danish kroner	1,151	1,090
Other	1,312	1,491

	$26,911	$33,315

All cash and cash equivalents are held in interest and non-interest bearing bank accounts.

5.	SHORT-TERM INVESTMENTS

March 31, 2011	Cost	Net unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$4,502	$5,350

December 31, 2010	Cost	Net unrealized gains	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$3,805	$4,653

Short term investments as at March 31, 2011 and December 31, 2010 include investments in equity securities in a publicly traded biotechnology company, which are recorded at the fair value at the end of each reporting period. In accordance with ASC 820 – Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market. During the three months ended March 31, 2011, the Company recorded unrealized gains of $0.7 million on this short term investment in accumulated and other comprehensive income.

6.	INVENTORIES

Inventories are comprised of the following:

	March 31, 2011	December 31, 2010
Raw materials	$10,598	$9,760
Work in process	13,488	11,770
Finished goods	13,538	13,101

	$37,624	$34,631

7.	PROPERTY, PLANT AND EQUIPMENT

March 31, 2011	Cost	Accumulated depreciation	Net book value
Land	$7,267	$—	$7,267
Buildings	14,920	2,642	12,278
Leasehold improvements	15,320	8,494	6,826
Manufacturing equipment	28,078	12,309	15,769
Research equipment	690	517	173
Office furniture and equipment	3,805	3,447	358
Computer equipment	9,008	7,623	1,385

	$79,088	$35,032	$44,056

December 31, 2010	Cost	Accumulated Depreciation	Net Book Value
Land	$7,345	$—	$7,345
Buildings	14,614	2,394	12,220
Leasehold improvements	15,866	7,259	8,607
Manufacturing equipment	27,379	11,367	16,012
Research equipment	631	429	202
Office furniture and equipment	4,252	3,812	440
Computer equipment	8,445	7,010	1,435

	$78,532	$32,271	$46,261

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three months ended March 31, 2011 was $2.9 million (March 31, 2010 - $1.7 million).

8.	INTANGIBLE ASSETS AND GOODWILL

a). Intangible assets

March 31, 2011	Cost	Accumulated amortization	Net book value
Acquired technologies	$131,192	$83,154	$48,038
Customer relationships	110,551	53,226	57,325
In-licensed technologies	53,286	35,952	17,334
Trade names and other	14,428	7,857	6,571

	$309,457	180,189	$129,268

December 31, 2010	Cost	Accumulated Amortization	Net Book Value
Acquired technologies	$131,947	$78,731	$53,216
Customer relationships	110,176	50,886	59,290
In-licensed technologies	53,100	34,426	18,674
Trade names and other	14,288	7,495	6,793

	$309,511	$171,538	$137,973

Amortization expense for the three months ended March 31, 2011 was $9.4 million (March 31, 2010 – $7.6 million).

b)	Goodwill

During the three months ended March 31, 2011, the Company recorded goodwill of $5.4 million in connection with the January 27, 2011 QSR Settlement Agreement described in note 18. Approximately $5.4 million of the Settlement Amount was treated as contingent consideration and recognized as goodwill, in accordance with ASC No. 805-10-65-1 pertaining to business combinations arising prior to December 15, 2008. The contingent consideration was measured at the estimated fair value of the expected cash outflows discounted at 6%, which is the interest rate currently applicable to the debt obligations with similar maturities and terms.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2011	December 31, 2010
Trade accounts payable	$3,723	$6,016
Accrued license and royalty fees	1,074	3,350
Employee-related accruals	9,457	14,470
Accrued professional fees	5,237	5,898
Accrued contract research	615	559
Other accrued liabilities	9,558	6,554

	$29,664	$36,847

10.	DEBT

The Company has the following debt issued and outstanding:

	March 31, 2011	December 31, 2010
7.75% Senior Subordinated Notes (Liability subject to compromise – see note 11)	$250,000	$250,000
Senior Floating Rate Notes	325,000	325,000
Revolving credit facility	—	10,000
DIP Facility	17,018	—

	$592,018	$585,000

(a)	Senior Subordinated Notes

On March 23, 2006, the Company issued the Subordinated Notes due on April 1, 2014 in the aggregate principal amount of $250 million. As described in note 1, due to liquidity constraints, the Company did not make its $9.7 million interest payment due to holders of the Subordinated Notes on October 1, 2010. On January 28, 2011 the Angiotech Entities commenced the Creditor Protection Proceedings to effectuate an in-court Recapitalization Transaction that would improve the Company’s credit ratios, liquidity and financial flexibility. In accordance with the provisions of the RSA, on May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling the Company’s $250 million Subordinated Notes, the SSN Indenture, and $16 million of related accrued interest obligations in exchange for 96 % or 12,500,000 of the Company’s new common shares (see note 1 and 23).

The Subordinated Notes were unsecured obligations and bore interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes and related guarantees provided by the Company and certain of its subsidiaries were subordinated in right of payment to the Existing Floating Rate Notes described below and the Company’s indebtedness owing under the Existing Credit Facility and DIP Facility. Prior to the implementation of the Recapitalization Transaction, the Company had the option to redeem all or a part of the Subordinated Notes at the redemption prices stipulated below (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable redemption date if redeemed during the twelve-month period beginning on the dates indicated below:

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

The Existing Floating Rate Notes were issued on December 11, 2006 and are due on December 1, 2013. As described in note 1 and in accordance with the provisions of the RSA, on the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Note for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer. The holders of the Existing Floating Rate Notes that did not participate in the FRN Exchange Offer will continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the Supplement. Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default have been eliminated from the FRN Indenture.

The remaining Existing Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. As at March 31, 2011, the interest rate on the Existing Floating Rate Notes was 4.1% (December 31, 2010 – 4.1%). The Existing Floating Rate Notes are unsecured senior obligations, which are guaranteed by certain of the Company’s subsidiaries, and rank equally in right of payment to all of the Company’s existing and future senior indebtedness. The guarantees of its guarantor subsidiaries are unconditional, joint and several. The Company has provided condensed consolidating guarantor financial information as at March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010 (see note 22).

Under the terms of the remaining Existing Floating Rate Notes, the Company has the option to redeem all or a part of the remaining Existing Floating Rate Notes at 101% of the principal amount plus accrued and unpaid interest if any, if redeemed prior to December 1, 2011, and at 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed during the twelve-month period beginning on December 1, 2011. In addition, prior to the effectiveness of the Supplement, under certain change of control situations, the Company was required to make an offer to purchase the then-outstanding Existing Floating Rate Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date, if any.

(c)	New Floating Rate Notes

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness, asset sales and the definitions of asset sales, change of control and permitted liens, including a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•	The New Floating Rate Notes will accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the Company’s debt obligations owing thereunder. In this case, the Company’s current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on the Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain operations.

(d)	Covenants

Prior to the implementation of the Recapitalization Transaction, the terms of the SSN Indenture and the FRN Indenture contained various covenants that imposed restrictions on the operation of the Company’s business and the business of its subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under the SSN Indenture and FRN Indenture specified maximum or permitted amounts for certain types of capital transactions. In addition, these indentures contained certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Company. Under the terms of the indentures, all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

As described in note 10(a) above, the SSN Indenture was irrevocably and finally terminated and cancelled upon implementation of the Recapitalization Transaction. Upon the closing of the FRN Exchange Offer on May 12, 2011, the FRN Indenture pertaining to the 0.01% of remaining Existing Floating Rate Notes was amended to eliminate most of the restrictive covenants and events of default therein. However, the indenture governing the New Floating Rate Notes contains substantially identical covenants and events of default as the FRN Indenture in its previous form, except with respect to certain modifications to the covenants relating to the incurrence of additional indebtedness, liens and asset sales.

In addition, the Exit Facility includes a number of customary financial covenants, including a requirement to maintain certain levels of Adjusted EBITDA, liquidity and interest coverage ratios, as well as covenants that limit the Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or make advances, loans or investments. The Existing Credit Facility and DIP Facility were terminated on the Plan Implementation Date.

(e)	Interest

The Existing Floating Rate Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate), which is reset quarterly, plus 3.75%. The effective interest rate on these notes for the three months ended March 31, 2011 was 4.1% (December 31, 2010 – 4.2%) and the rate in effect on March 31, 2011 was 4.1% (December 31, 2010 – 4.1%). Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. For the three months ended March 31, 2011, the Company incurred $3.3 million (March 31, 2010 – $3.3 million) of interest expense on the Existing Floating Rate Notes. On March 1, 2011, the Company paid $3.3 million in interest to the holders of its Existing Floating Rate Notes. As discussed under note 10 (c) above, pursuant to the FRN Exchange Offer, the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%.

The Subordinated Notes, which were terminated on the Plan Implementation Date, bore interest at 7.75% annually payable in arrears on April 1 and October 1 of each year through to maturity. For the three months ended March 31, 2011, the Company incurred $1.6 million (March 31, 2010 – $4.8 million) of interest expense on the Subordinated Notes. As discussed in note 2, interest was accrued in accordance with the terms of the CCAA Plan, which stipulates that the amount of the claims in respect of the Subordinated Notes will only include the principal and accrued interest amounts owing, directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, January 28, 2011. Aside from the terms of the CCAA Plan regarding interest amounts owing, under the contractual terms of the Subordinated Notes the Company would have incurred $4.8 million of interest expense for the three months ended March 31, 2011.

f)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments.

March 31, 2011	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Existing Floating Rate Notes – non-current	$8,000	$4,940	$3,060
7.75% Senior Subordinated Notes	8,718	8,718	—
Debtor-in-Possession Credit Facility – current	4,720	3,500	1,221

	$21,438	$17,158	$4,281

December 31, 2010	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Existing Floating Rate Notes – current	$8,000	$4,654	$3,346
7.75% Senior Subordinated Notes – current	8,718	7,765	953
Revolving Credit Facility – current	3,213	1,901	1,312

	$19,931	$14,320	$5,611

During the three months ended March 31, 2011, the Company recorded $2.8 million (March 31, 2010 – $0.7 million) of non-cash interest expense related to the amortization of the deferred financing costs.

g)	Existing Credit Facility, DIP Facility and Exit Facility

As at March 31, 2011, the Company’s Existing Credit Facility with Wells Fargo had a maturity date of February 27, 2013, and provided for borrowing of up to $35.0 million which included an additional $10.0 million of temporary supplemental borrowing. The purpose of this facility was to provide additional liquidity for working capital and general corporate purposes. As described below, in connection with the Creditor Protection Proceedings, on February 7, 2011 the Company entered into a DIP Facility to effectively replace the Existing Credit Facility. As a result, borrowing under the Existing Credit Facility was effectively prohibited and discontinued beyond February 7, 2011. The Existing Credit Facility was fully repaid by March 31, 2011 and terminated on May 12, 2011, the Plan Implementation Date.

The amount the Company was able to borrow under the Existing Credit Facility at any given time was limited by a borrowing base formula, derived from the value of certain finished good inventory, accounts receivable, certain real property, securities and intellectual property owned by the Company and certain of its subsidiaries, and therefore fluctuated from month-to-month. Borrowings outstanding under the Existing Credit Facility bore interest at an annual rate ranging from LIBOR, for a period selected by the Company of 1, 2 or 3 months, plus 3.25% to LIBOR plus 3.75%, with a minimum LIBOR of 2.25%. As the minimum LIBOR under the Existing Credit Facility was 2.25% and LIBOR for periods of 1, 2 and 3 months was, in each case, less than 0.50% on March 31, 2011, a 0.50% increase or decrease in the LIBOR rate as of March 31, 2011 would have had no impact on interest payable under the Existing Credit Facility.

The utilization of the Existing Credit Facility was subject to, among other terms and conditions, certain restrictive covenants pertaining to operations and the maintenance of minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratios. Under the terms of the Existing Credit Facility, a breach of any of these covenants may have resulted in the Company’s inability to draw on the facility or the immediate repayment of any then outstanding principal and interest.

Borrowings under the Existing Credit Facility were secured by certain assets held by the Company’s North American operations. In addition, the Canadian parent company, Angiotech and certain of its subsidiaries were named as guarantors. Under the General Continuing Guaranty agreement, the guarantor irrevocably and unconditionally guaranteed (a) the due and punctual payment of all borrowings, including interest, when due and payable and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Existing Credit Facility agreement and all other related loan documents.

In connection with the Company’s failure to make the $9.7 million interest payment owing to the Subordinated Noteholders on October 1, 2010, the Company entered into the Forbearance Agreement with Wells Fargo on September 30, 2010 to preserve the Existing Credit Facility. The Forbearance Agreement was subsequently amended and restated on November 4, 2010 (the “Amended and Restated Forbearance Agreement”). Under the terms of the Amended and Restated Forbearance Agreement, Wells Fargo agreed, subject to certain terms and conditions, to continue to forbear from exercising its rights and remedies under the Existing Credit Facility in order to allow the Company to implement the Recapitalization Transaction. While the Amended and Restated Forbearance Agreement was effective throughout the first quarter of 2011, Wells Fargo’s obligations thereunder, including their agreement not to exercise certain remedies, ceased to be of effect upon our commencement of the CCAA Proceedings. Wells Fargo’s rights and remedies under the Existing Credit Facility, however, were nonetheless stayed in connection with the Creditor Protection Proceedings.

In accordance with the terms of our Creditor Protection Proceedings, on February 7, 2011, the Company and certain of its subsidiaries (the “Borrowers”) entered into a definitive agreement with Wells Fargo to secure a DIP Facility. On February 25, 2011, following the entry of the February 22, 2011 Recognition Order, the loans under the DIP Facility were made available for borrowing by the Company. The DIP Facility provided the Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain reserves) of revolving loans to fund working capital requirements and implementation costs during the Recapitalization Transaction. The Company incurred approximately $1.5 million in fees to complete the DIP Facility. Given that the DIP Facility effectively superseded and terminated the use of the Existing Credit Facility beyond February 7, 2011, under the terms of the DIP Facility, the Company was required to apply its domestic post-petition cash collections of the Angiotech Entities to the pre-petition Existing Credit Facility until all obligations outstanding under the Existing Credit Facility were paid in full. The Company satisfied this requirement by implementing control agreements over bank accounts comprising a substantial portion of its cash balance. These control agreements required the Company to periodically sweep receipts from certain of its deposit accounts into Wells Fargo’s account until such time as the pre-petition obligations owing under the Existing Credit Facility were fully repaid. The DIP Facility was issued on substantially the same terms as the Existing Credit Facility, subject to certain changes to reflect the Company’s filing for protection under the Creditor Protection Proceedings. As at March 31, 2011, the Company had $17 million of borrowings outstanding under the DIP Facility, which is net of $3.0 million of cash collateralized letters of credit, and $5 million of availability under the DIP Facility. In connection with the Company’s emergence from its Creditor Protection Proceedings described in note 1, the DIP Facility (including all principal loans and interest owing thereunder) was fully repaid and terminated on May 12, 2011, the Plan Implementation Date.

Borrowings under the DIP Facility were subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves. In accordance with the agreed upon budget provided to Wells Fargo, the proceeds of the DIP Facility could only be used to pay for working capital requirements, capital expenditures and transaction fees and expenses incurred in connection with the Recapitalization Transaction and the establishment of the DIP Facility. The proceeds could not be used to pay any debt outstanding prior to the date of the Initial Order (i.e. January 28, 2011), including those arising under the Existing Credit Facility.

Borrowings under the DIP Facility were secured by certain assets held by certain of the Company’s subsidiaries (the “DIP Guarantors”). Under the terms of the DIP Facility, the Company’s DIP Guarantors irrevocably and unconditionally jointly and severally guaranteed: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the DIP Facility and all other related loan documents. The Company’s DIP Guarantors also agreed to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the DIP Facility bore interest at a rate equal to, at the Company’s option, either (a) the Base Rate (as defined in the DIP Facility) plus either 3.25% or 3.50%, depending on the availability the Company had under the DIP Facility on the date of determination or (b) LIBOR plus either 3.50% or 3.75%, depending on the availability the Company has under the DIP Facility on the date of determination. If the Company had defaulted on its obligations under the DIP Facility, Wells Fargo also had the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, the Company was required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments. In addition to certain customary affirmative and negative covenants, the DIP Facility required the Company to comply with a specified minimum Adjusted EBITDA and a minimum fixed charge coverage ratio. In addition to certain customary events of default, the DIP Facility included defined events of default related to the progress of the Creditor Protection Proceedings. The Company complied with the Adjusted EBITDA and fixed charge covenants specified under the Existing Credit Facility and DIP Facility throughout the Creditor Protection Proceedings.

In accordance with the terms of the RSA, upon consummation of the Recapitalization Transaction, the Company replaced its Existing Credit Facility and DIP Facility with a new revolving credit facility (the “Exit Facility”) on May 12, 2011 to support ongoing liquidity needs. The Exit Facility provides the Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves and a requirement to keep at least $5.0 million of excess availability at all times) of revolving loans to repay the balance owing under the DIP Facility. Borrowings under the Exit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves.

Borrowings under the Exit Facility are secured by certain assets held by certain of the Company’s subsidiaries (the “Exit Guarantors”). Under the terms of the Exit Facility, the Company’s Exit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Exit Facility and all other related loan documents. The Company’s Exit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the Exit Facility bear interest at a rate equal to, at the Company’s option, either (a) the Base Rate (as defined in the Exit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability the Company has under the Exit Facility on the date of determination or (b) LIBOR Rate (as defined in the Exit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability the Company has under the Exit Facility on the date of determination. If the Company defaults on its obligations under the Exit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, the Company is required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

In addition to certain customary affirmative and negative covenants, including, but not limited to those related to the incurrence of additional indebtedness, asset sales, the incurrence of liens, and the making of certain investments, dividends and distributions, the Exit Facility also requires the Company to comply with a specified minimum Adjusted EBITDA, maintain $10.0 million in Excess Availability plus Qualified Cash (as defined under the Exit Facility) and comply with a minimum fixed charge coverage ratio. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Exit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Company’s other indebtedness.

As at May 12, 2011, the Company had $18.5 million outstanding under the Exit Facility, 2.8 million of letters of credit issued under the facility and $1.3 million of availability under the Exit Facility.

11.	LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the Angiotech Entities that were subject to impairment and settlement at lesser amounts through the Creditor Protection Proceedings. Under the terms of the Initial Order, any actions to enforce or otherwise effect payment of these liabilities was stayed during the Creditor Protection Proceedings. As a result, as at March 31, 2011, these liabilities were classified separately as liabilities subject to compromise on the consolidated balance sheet and recorded at claim amounts allowed or expected to be allowed by the Canadian Court under the CCAA Plan. Management was able to develop reasonable estimates of the all Affected Creditors’ claims. In addition, allowed claims do not include any intercompany amounts. Liabilities subject to compromise exclude: (i) the unsecured Existing Floating Rate Notes and accompany interest, which remained in-tact in accordance with the terms of the CCAA Plan; (ii) post-petition liabilities incurred after the commencement of the CCAA Proceedings; (iii) pre-petition liabilities that were expected to be paid in full in accordance with applicable laws or provisions of CCAA and the U.S. Bankruptcy Code; (iv) negotiated settlements which were approved by the Canadian Court and (v) claims from creditors that were specifically named as Unaffected Creditors under the CCAA Plan.

Liabilities that were flagged as subject to compromise were subject to further adjustment based on: (i) approvals and orders granted by the Canadian Court, (ii) negotiated settlements and resolution of disputed claims, and (iii) repudiation or rejection of existing contracts. The impact of these adjustments, which was determined to be material (see below), will be recorded as a reorganization item (see note 12 below).

Based on the April 4, 2011 Meeting of Affected Creditors, the Company received 100% vote of approval from Affected Creditors on the proposed settlement terms under the CCAA Plan. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive $0.16 on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. With the exception of the Subordinated Notes and accompanying accrued interest obligations, all other Affected Creditors elected for cash settlement of their claims. As a result, allowed claims of $4.3 million relating to pre-petition trade accounts payable and accruals were settled for $0.4 million. Upon implementation of the CCAA Plan and emergence from Creditor Protection Proceedings, the resulting recovery of $3.9 million will be recorded as a reorganization item (see note 12) in the second quarter of 2011, at which time these liabilities will be reclassified from Liabilities subject to compromise to Liabilities not subject to compromise.

The net impact of the exchange of the Subordinated Notes and related accrued interest obligations for new common shares in the Company will be recorded as a gain upon extinguishment of this debt rather than a reorganization item.

As at March 31, 2011, liabilities subject to compromise consisted of the following:

March 31, 2011
Trade accounts payable and accruals	$3,732
Subordinated Notes	250,000
Pre-petition interest payable on Subordinated Notes	16,146

Total liabilities subject to compromise	$269,878

During the CCAA Proceedings, the Canadian Court granted approval to the Angiotech Entities to continue, among other things, (i) make payments to certain government agencies, trade vendors, and existing employees’ for pre-petition wages, salaries and benefit programs; (ii) use existing cash management systems; (iii) honor customer obligations; (iv) pursue DIP and Exit Facility financing arrangements; (v) settle certain intercompany obligations; and (vi) retain certain legal and financial advisors required to maintain operations.

12.	REORGANIZATION ITEMS

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

Three months ended March 31, 2011
Professional fees	$8,860
Directors and officer’s insurance	1,382
Gain on settlement of financial liability approved by the Canadian Court	(1,500)

$8,742

Professional fees represent legal, accounting and other financial consulting fees paid to the Company and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through Creditor Protection Proceedings.

During the three months ended March 31, 2011, the Company was required to purchase additional insurance coverage to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, the fee of $1.4 million was expensed to reorganization items during the period.

In connection with the Company’s Rex Settlement Agreement described in note 18, the Company recorded a $1.5 million recovery related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement as at December 31, 2010.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related to the Company’s reorganization activities, have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization, and severance and termination costs associated with exit and disposal activities.

13.	CONDENSED COMBINED FINANCIAL STATEMENTS

Presented below are the Condensed Combined Financial Statements of the Angiotech Entities as at and for the three months ended March 31, 2011. The Condensed Combined Financial Statements include intercompany receivables and payables between the Angiotech Entities and other entities, which did not file for Creditor Protection Proceedings (the “Other Entities”) and are included in the unaudited consolidated financial statements as at and for the three months ended March 31, 2011.

Condensed Combined Statement of Operations

For the three months ended March 31, 2011

USD (in ‘000s)

Angiotech Entities
REVENUE
Product sales, net	$39,277
Royalty revenue	5,656
License fees	—

44,933

EXPENSES
Cost of products sold	14,608
License and royalty fees	68
Research & development	4,365
Selling, general and administration	16,067
Depreciation and amortization	11,016
Write-down of assets held for sale	—
Write-down of property, plant and equipment	215
Write-down of intangible assets	—
Escrow settlement recovery	—

46,338

Operating income (loss)	(1,405)

Other income (expense)
Foreign exchange loss	(341)
Other expense	(1,017)
Interest expense on long-term debt	(8,080)

Total other expenses	(9,438)

Loss before reorganization items and income tax expense	(10,843)
Reorganization items	(8,742)
Loss before income tax expense	(19,585)
Income tax recovery	(311)

Net income (loss)	$(19,274)

Condensed Combined Balance Sheet

As at March 31, 2011

USD (in ‘000s)

Angiotech Entities
ASSETS

Current assets
Cash and cash equivalents	$19,924
Short term investments	5,350
Accounts receivable	22,633
Income taxes receivable	726
Interest receivable – intercompany	—
Due from affiliated companies	5,919
Notes receivable – affiliated companies	1,357
Inventories	31,135
Deferred income taxes, current portion	3,094
Deferred financing costs	1,221
Prepaid expenses and other current assets	6,888

Total Current Assets	98,247

Investment in subsidiaries	48,373
Assets held for sale	—
Property, plant and equipment	39,201
Intangible assets	126,933
Goodwill	5,367
Deferred income taxes	2,227
Deferred financing costs	3,059
Other assets	235

Total Assets	323,643

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	23,805
Income taxes payable	235
Interest payable on long-term debt	1,310
Interest payable – intercompany	—
Due to affiliated companies	359
Notes payable – affiliated companies	7,523
Revolving credit facility	—
Debtor in-possession credit facility	20,000

Total current liabilities not subject to compromise	53,232

Liabilities subject to compromise	270,481

Deferred leasehold inducement	3,557
Deferred income taxes	32,758
Other tax liabilities	2,692
Other liabilities	7,507
Debt	325,000

Total non-current liabilities	371,514

Total Shareholders’ (Deficit) Equity	(371,585)

Total Liabilities and Shareholders’ (Deficit) Equity	$323,643

Condensed Combined Statement of Cash Flows

Year ended March 31, 2011

USD (in ‘000s)

Angiotech Entities
OPERATING ACTIVITIES:
Cash used in operating activities before reorganization items	$(3,109)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	(6,960)
Director’s and officer’s insurance	(1,382)

Cash used in reorganization activities	(8,342)

Cash used in operating activities	(11,451)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(778)
Proceeds from disposition of property, plant and equipment	—
Loans advanced	—
Asset acquisition costs	—

Cash used in investing activities	(778)

FINANCING ACTIVITIES:
Share capital issued	1
Deferred financing charges and costs	(1,228)
Dividends received / (paid)	—
Repayment of Existing Credit Facility as approved by the Canadian Court	(10,000)
Net proceeds from DIP facility	17,018
Proceeds from stock options exercised	—
Intercompany notes payable/receivable	—

Cash provided by (used in) financing activities	5,791

Effect of exchange rate changes on cash and cash equivalents	—
Net (decrease) increase in cash and cash equivalents	(6,438)
Cash and cash equivalents, beginning of period	26,362

Cash and cash equivalents, end of period	$19,924

14.	DEFERRED LEASEHOLD INDUCEMENT

As at March 31, 2011, the Company had $3.6 million (December 31, 2010 – $4.8 million) of deferred leasehold inducements primarily related to its Canadian and Puerto Rican subsidiaries, Angiotech Pharmaceuticals Inc. and Surgical Specialties Puerto Rico, Inc, respectively. This balance includes a $1.9 million (December 31, 2010 – $2.0 million) related to a $2.1 million government grant received by Surgical Specialties Puerto Rico on April 16, 2010. The government grant was received for the construction of a clean room and completion of certain tenant improvements. Given that title and ownership of the clean room and tenant improvements ultimately resides with the landlord of the leased property, the grant was recorded as a deferred leasehold inducement. The deferred leasehold inducements are being amortized over the relevant lease terms with a corresponding reduction to rent expense.

15.	INCOME TAXES

Income tax expense for the three months ended March 31, 2011 was $0.8 million compared to income tax expense of $1.2 million for the three months ended March 31, 2010. The income tax expense for the three months ended March 31, 2011 is primarily due to net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

16.	SHARE CAPITAL

During the three months ended March 31, 2011, the Company issued 5,120 (March 31, 2010 – 20,890) common shares upon exercises of awards. The Company issues new shares to satisfy stock option and award exercises.

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

A summary of Canadian dollar stock option and award activity is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Exercisable at March 31, 2010	2,919,070	9.33	2.43	642

Exercisable and expected to vest at March 31, 2010	5,165,645	$4.65	3.03	$1,921

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Granted	—	—
Exercised	—	—
Forfeited	(1,439,834)	3.86

Outstanding at March 31, 2011	3,835,350	3.81	2.54	—

Exercisable at March 31, 2011	2,409,594	5.72	2.14	—

Exercisable and expected to vest at March 31, 2011	—	$—	—	$—

These options and awards presented in the table above expire at various dates from April 4, 2011 to March 8, 2015.

A summary of U.S. dollar award activity is as follows:

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercisable at March 31, 2010	1,197,727	2.89	3.14	629

Exercisable and expected to vest at March 31, 2010	3,293,708	$1.75	3.65	$1,570

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—	—
Exercised	(20,833)	0.26
Forfeited	(148,541)	1.38

Outstanding at March 31, 2011	3,721,625	1.52	2.89	—

Exercisable at March 31, 2011	2,062,194	2.23	2.54	—

Exercisable and expected to vest at March 31, 2011	—	—	—	—

These awards expire at various dates from November 30, 2011 to March 15, 2015.

As described under note 1 upon implementation of the CCAA Plan on May 12, 2011, all stock options, warrants and other rights or entitlements to acquire or purchase common shares of the Company under existing stock option plans were cancelled and terminated without any liability, payment or other compensation in respect thereof. In conjunction with the cancellation of all stock options, warrants, and other rights or entitlements to purchase common shares, all unrecognized stock based compensation costs of $1.5 million are expected to be charged to earnings in the second quarter of 2011.

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

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—
Outstanding at March 31, 2010	300,480	15.44	5.94	—

Exercisable at March 31, 2010	187,797	15.44	5.94	—

Exercisable and expected to vest at March 31, 2010	279,070	$15.44	5.94	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	$15.44	6.19	$—
Outstanding at March 31, 2011	300,480	15.44	4.94	—

Exercisable at March 31, 2011	262,921	15.44	4.94	—

Exercisable and expected to vest at March 31, 2011	—	$—	—	$—

These options expire on March 8, 2016.

As described under note 1, all stock options under existing plans are to be cancelled in connection with the implementation of the CCAA Plan.

(b) Stock-based compensation expense

The Company recorded stock-based compensation expense of $0.3 million and 0.4 million for the three months ended March 31, 2011 and 2010 respectively relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

There were no stock options granted for the three months ended March 31, 2011 (three months ended March 31, 2010 – 2,113,500 were granted). As described in note 1, all existing stock option plans of the Company were cancelled in connection with the implementation of the CCAA Plan.

A summary of the status of nonvested awards as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2010	2,225,194	$0.46
Vested	(239,215)	1.67
Forfeited	(560,223)	0.57

Nonvested at March 31, 2011	1,425,756	$0.59

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	2,044,339	$0.48
Vested	(310,174)	1.19
Forfeited	(74,890)	0.64

Nonvested at March 31, 2011	1,659,275	$0.63

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51

Nonvested at March 31, 2010	37,559	$6.51

As of March 31, 2011 there was $1.2 million (March 31, 2010 - $2.8 million) of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan. As discussed above; in conjunction with the cancellation of all awards and other rights or entitlements to purchase common shares in accordance with the implementation of the CCAA Plan; these costs of $1.2 million are expected to be charged to earnings in the second quarter of 2011.

As of March 31, 2011 there was $0.3 million of total unrecognized compensation cost related to the nonvested AMI stock options granted under the AMI Stock Option Plan. As discussed above; in conjunction with the cancellation of all stock options in accordance with the implementation of the CCAA Plan; these costs of $0.3 million are expected to be charged to earnings in the second quarter of 2011. The total fair value of options vested during the three March 31, 2011 was $0.5 million (March 31, 2010 - $0.5 million).

During the three months ended March 31, 2011 and 2010, the following activity occurred:

	Three months ended March 31,
(in thousands)	2011	2010
Total intrinsic value of awards exercised
CDN dollar awards	—	$7
U.S. dollar awards	$0.4	$16

Total fair value of awards vested	$376	$376

Cash received from award exercises for the three months ended March 31, 2011 was nil (March 31, 2010 – $3,000).

17.	ESCROW SETTLEMENT RECOVERY

In connection with the 2006 acquisition of AMI, RoundTable Healthcare Partners, LP (“Roundtable”) and Angiotech entered into an Escrow Agreement on March 23, 2006. Under this agreement, Angiotech deposited $20.0 million with LaSalle Bank (“LaSalle”), which was designated as the Escrow Agent. On April 4, 2007, Angiotech issued an Escrow Claim Notice to LaSalle to return the $20.0 million, which was subsequently disputed by Roundtable. After various legal proceedings, hearings and discussions, a Joint Letter of Direction was executed and $6.5 million was released to RoundTable, thereby leaving the amount in dispute at approximately $13.5 million. On January 14, 2010, a settlement agreement was signed whereby Angiotech received $4.7 million from the escrow account. On January 15, 2010, the Company received the settlement funds, which were recorded as a recovery during the three months ended March 31, 2010. All legal proceedings were dismissed.

18.	COMMITMENTS AND CONTINGENCIES

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

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, the Company was required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments were primarily contingent upon the achievement of significant incremental revenue growth over a five-year period beginning on July 1, 2006, subject to certain conditions. In connection with the litigation with QSR Holdings, Inc. (“QSR”) as described under the Contingencies section below, on January 27, 2011 the Company entered into a settlement agreement (the “Settlement Agreement”) for the full and final settlement of all claims, including all potential contingent payments, under the Agreement and Plan of Merger dated May 25, 2006 related to the Company’s 2006 acquisition of Quill Medical Inc. Under the terms of the Settlement Agreement, the Company is required to pay QSR $6.0 million (the “Settlement Amount”). In accordance with the terms of the Settlement Agreement, the first $2.0 million is due and payable on May 22, 2011, 10 days after the Plan Implementation Date, with the remainder being payable in equal monthly installments over a 24 month period. As described in note 8(b), $5.4 million of the Settlement Amount was recognized as goodwill in accordance with the guidance on contingent consideration under ASC No. 805-10-65-1, which pertains to business combinations arising prior to December 15, 2008.

National Institutes of Health (“NIH”)

In November 1997, the Company entered into an exclusive license agreement with the Public Health Service of the U.S., through the National Institutes of Health (the “NIH”), whereby the NIH granted the Company an exclusive, worldwide license to certain technologies of the NIH for the use of paclitaxel (the “NIH License Agreement”). Pursuant to the NIH License Agreement, the Company agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS® sales by BSC and Zilver-PTX sales by Cook Medical Inc. and its affiliates (“Cook”). At December 31, 2010, the Company had accrued royalty fees and interest of $7.2 million payable to the NIH under the NIH License Agreement relating to royalties on net TAXUS® sales for the years 2010 and 2009, respectively. On December 29, 2010, the Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) approximately $7.2 million of unpaid royalties and interest due on sales of TAXUS® by BSC and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Given that the unpaid royalties have not been extinguished and will effectively be paid out through the incurrence of future royalty fees, which were indeterminable and could not be forecasted at the time of the Company’s assessment, in accordance with ASC No. 470-60-35 on Troubled Debt Restructuring the $7.2 million of royalties remains accrued for as at March 31, 2011 in non-current other liabilities.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. During the three months ended March 31, 2011, no clinical or regulatory milestones were achieved. As a result, no payments were made to Biopsy Sciences during the three months ended March 31, 2011.

Rex Medical L.P. (“Rex”)

In March 2008, the Company entered into a License, Supply, Marketing and Distribution Agreement (the “Option Agreement”) with Rex to manufacture and distribute the Option Inferior Vena Cava Filter (“Option IVC Filter”). During 2008 the Company made an upfront payment of $2.5 million to Rex to obtain the marketing rights for the Option IVC Filter. This payment was recorded as an in-process and research development cost. During 2009, the Company made milestone payments of $2.5 million, in connection with the achievement of U.S. Food and Drug Administration (“FDA”) 510(k) clearance, and $0.5 million, in connection with the achievement of the first sales target. During the year ended December 31, 2010, the Company further achieved the second and third sales targets which triggered milestone payments of $1.0 million and $1.5 million respectively. All milestone payments were capitalized to intangible assets. Under the Option Agreement, the Company was also committed to making escalating royalty payments of 30.0% to 47.5% based on annual net sales of these products, which were recognized as cost of products sold. On January 24, 2011, the Company received a Notice from Rex indicating that the Option Agreement would terminate on April 24, 2011 and on February 16, 2011, in connection with the its litigation with Rex, the Company entered into a Settlement and License Termination Agreement with Rex (the “Rex Settlement Agreement”), which provides for the full and final settlement and dismissal of all claims arising under the Option Agreement. The Rex Settlement Agreement includes, among other things, a $1.5 million settlement payment for the full and final settlement of all claims, and royalty and milestone obligations incurred and owing prior to January 1, 2011 under the Option Agreement. During the three months ended March 31, 2011, the Company therefore recorded a $1.5 million recovery on the $3.0 million of royalty and milestone obligations that were incurred and owing as at December 31, 2010. Given that the effectiveness of the Rex Settlement Agreement was subject to the Canadian Court’s approval, which was granted on March 10, 2011, the $1.5 million recovery has been recorded as a Reorganization Item (see note 12).

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

BSC, a licensee, is often involved in legal proceedings (to which the Company is not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, royalty revenue would likely be significantly reduced. The ultimate outcome of any such proceedings is uncertain at this time. In 2009 and 2010 BSC settled two significant litigation matters with Johnson & Johnson involving its stent business in exchange for a combined payment to Johnson & Johnson of over $2.4 billion.

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

On February 16, 2011, Angiotech US entered into a Settlement and License Termination Agreement with Rex (the “Rex Settlement Agreement”), which provides for the full and final settlement and/or dismissal of all claims arising under the Option Agreement. Pursuant to the Rex Settlement Agreement, the Company and Rex agreed to withdraw any claims that have been or could have made in the Rex Arbitration, as well as to dismiss the SDNY Action with prejudice. The Rex Settlement Agreement further provides that: (i) the Option Agreement will terminate on March 31, 2011, or at an earlier date if so elected by Rex (the “Termination Date”), upon which Angiotech US will no longer market, sell or distribute the Option IVC Filter; (ii) Angiotech US will make a payment in the amount of $1.5 million to Rex within five business days of the effective date of the Rex Settlement Agreement in full and final payment and settlement of all claims and royalties due under the Option Agreement relating to the sales of the Option IVC Filter recorded by Angiotech US prior to January 1, 2011, and all milestone payments due or that may come due to Rex under the Option Agreement now or in the future; (iii) within five business days of the effective date, Angiotech US will make a royalty payment to Rex based upon actual cash receipts collected from customers attributable to sales of the Option IVC Filter that are recorded and accrued between January 1, 2011 and the effective date; (iv) from the effective date through the Termination Date, Angiotech US will make ongoing royalty payments to Rex on a weekly basis based upon actual cash receipts collected during each previous calendar week in respect of sales of the Option IVC Filter; and (v) Angiotech US will deliver to Rex certain materials relating to the marketing and sale of the Option IVC Filter. The Rex Settlement Agreement became effective on March 10, 2011 upon the Canadian Court granting an order approving the authority of Angiotech US to enter into the Rex Settlement Agreement. The Canadian Court is overseeing the financial restructuring of the Company and certain of its subsidiaries pursuant to the CCAA. Based on the settlement terms described above, the Option Agreement terminated on March 31, 2011 and the Company paid the $1.5 million on March 10, 2011 to settle $3.0 million of royalty and milestone obligations owed as at December 31, 2010. In addition, the Company paid $0.4 million during the three months ended March 31, 2011 on account of royalties incurred on January, February and March 2011 sales of Option IVC Filters.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•

In EP 1,155,689, the EPO decided to revoke the patent as a result of the oral hearing held on November 25, 2010. Angiotech filed an appeal on March 9, 2011 and has until May 21, 2011 to file its Statement of Grounds of Appeal.

•

In EP 1,159,974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 27, 2010. A Statement of Grounds of Appeal was filed on November 2, 2010. The opponents filed their response to the Statement of Grounds of Appeal on March 10, 2011.

•

In EP 1,159,975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the Opposition, and on December 2, 2010, the opponents filed their response.

•

In EP 0,876,165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•	In EP 1,857,236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until May 29, 2011, to file its response.
•	In EP 1,858,243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until May 22, 2011, to file its response.
•	In EP 1,867,288, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until July 4, 2011, to file its response.

19.	SEGMENTED INFORMATION

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

The following tables represent reportable segment information for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Revenue
Medical Products	$52,834	$50,980
Pharmaceutical Technologies	5,758	12,361

Total revenue	58,592	63,341

Cost of products sold – Medical Products	23,928	25,204
Licence and royalty fees – Pharmaceutical Technologies	68	2,237

Gross margin
Medical Products	28,906	25,776
Pharmaceutical Technologies	5,690	10,124

Total gross margin	34,596	35,900

Research and development	4,531	6,807
Selling, general and administration	18,656	21,598
Depreciation and amortization	11,241	8,374
Write-down of assets held for sale	—	700
Write-down of property, plant and equipment	215	—
Escrow settlement recovery	—	(4,710)

Operating income (loss)	(47)	3,131
Other expenses	(8,364)	(8,625)

Loss before reorganization items and income tax expense	(8,411)	(5,494)
Reorganization items [note 12]	(8,742)	—
Loss before income taxes	$(17,153)	$(5,494)

During the three months ended March 31, 2011, revenue from one licensee represented approximately 8% (March 31, 2010 – 17%) of total revenue.

The Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Total assets
Pharmaceutical Technologies	$28,853	$35,860
Medical Products	266,987	270,138

Total assets	$295,840	$305,998

The following table represents capital expenditures for each reportable segment at March 31, 2011 and 2010:

	Three months ended March 31
	2011	2010
Capital expenditures
Pharmaceutical Technologies	$319	$554
Medical Products	484	344

Total capital expenditures	$803	$898

20.	NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(18,001)	$(6,695)

Denominator:
Basic and diluted weighted average common shares outstanding(1)	85,185	85,150
Basic and diluted net loss per common share:	$(0.21)	$(0.08)

(1)	There is no dilutive effect on basic weighted average common shares outstanding for the three months ended March 31, 2011 and 2011 as the Company was in a loss position for each of those periods.

As described in note 1 on the Plan Implementation Date all existing common shares outstanding were cancelled without further payment or compensation. In addition, Subordinated Noteholders received 96% and participants of the MIP received 4% of the new common shares that were issued and outstanding upon implementation of the Recapitalization Transaction and CCAA Plan, all subject to potential dilution. The Company’s future net (loss) income per share may be materially impacted by the number of common shares issued and outstanding at the time of measurement.

21.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Three months ended March 31,
	2011	2010
Accounts receivable	$2,556	$(2,401)
Income tax receivable	(56)	(922)
Inventories	(2,878)	(2,961)
Prepaid expenses and other assets	581	(787)
Accounts payable and accrued liabilities	(10,399)	(3,700)
Income taxes payable	(330)	(3,929)
Interest payable on long term debt	1,694	4,832

	(8,832)	$(9,868)

Supplemental disclosure:

	Three months ended March 31,
	2011	2010
Income taxes paid	$1,667	$6,591
Interest paid	3,609	3,398
Deferred financing charges and costs accrued but not paid	1,900	225

22.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 for the Company’s direct and indirect subsidiaries that serve as guarantors of the Subordinated Notes and the Existing Floating Rate Notes, and for its subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust and certain other subsidiaries that cannot guarantee the Company’s debt. All of the Company’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

Three months ended March 31, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$5,423	$14,659	$6,829	$—	$26,911
Short term investments	5,350	—	—	—	5,350
Accounts receivable	382	22,251	9,553	—	32,186
Income taxes receivable	726	—	—	—	726
Inventories	—	31,135	8,145	(1,656)	37,624
Deferred income taxes, current portion	—	3,094	—	—	3,094
Deferred financing costs	—	1,221	—	—	1,221
Prepaid expenses and other current assets	—	4,326	—	—	4,326

Total Current Assets	11,881	76,686	24,527	(1,656)	111,438

Investment in subsidiaries	173,847	149,055	—	(322,902)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	10,304	28,897	4,855	—	44,056
Intangible assets	9,291	117,641	2,336	—	129,268
Goodwill	—	5,367	—	—	5,367
Deferred income taxes	—	2,227	—	—	2,227
Deferred financing costs	3,060	—	—	—	3,060
Other assets	81	153	190	—	424

Total Assets	208,464	380,026	31,908	(324,558)	295,840

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	4,489	19,287	5,888	—	29,664
Income taxes payable	726	(490)	1,689	—	1,925
Interest payable on long-term debt	1,133	177	—	—	1,310
Revolving credit facility	—	—	—	—	—
Debtor in-possession credit facility	(2,328)	20,000	(654)	—	17,018

Total current liabilities not subject to compromise	4,020	38,974	6,923	—	49,917

Liabilities subject to compromise	270,481				270,481
Deferred leasehold inducement	1,103	2,454	—	—	3,557
Deferred income taxes	(1,825)	34,583	518	—	33,276
Other tax liabilities	2,274	419	1,427	—	4,120
Other liabilities	7,265	242	1,836	—	9,343
Long-term debt	325,000	—	—	—	325,000

Total non-current liabilities	333,817	37,698	3,781	—	375,296

Total Shareholders’ (Deficit) Equity	(399,854)	303,354	21,204	(324,558)	(399,854)

Total Liabilities and Shareholders’ (Deficit) Equity	$208,464	$380,026	$31,908	$(324,558)	$295,840

Condensed Consolidating Balance Sheet

Year end December 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$11,180	$15,340	$6,795	$—	$33,315
Short term investments	4,653	—	—	—	4,653
Accounts receivable	356	21,279	11,859	—	33,494
Income taxes receivable	669	—	—	—	669
Inventories	—	29,177	7,176	(1,722)	34,631
Deferred income taxes	—	4,102	—	—	4,102
Deferred financing costs	4,300	1,311	—	—	5,611
Prepaid expenses and other current assets	2,311	1,933	405	—	4,649

Total Current Assets	23,469	73,142	26,235	(1,722)	121,124

Investment in subsidiaries	182,887	151,710	—	(334,597)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	11,544	29,893	4,824	—	46,261
Intangible assets	9,931	125,548	2,494	—	137,973
Deferred financing costs	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other assets	80	375	185	—	640

Total Assets	227,911	380,668	33,738	(336,319)	305,998

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	10,719	20,596	5,527	5	36,847
Income taxes payable	669	(480)	2,066	—	2,255
Interest payable on long-term debt	15,665	96	—	—	15,761
Revolving credit facility	—	10,000	—	—	10,000
Long-term debt	575,000	—	—	—	575,000

Total Current Liabilities	602,053	30,212	7,593	5	639,863

Deferred leasehold inducement	2,247	2,538	—	—	4,785
Deferred income taxes	(1,783)	32,991	494	—	31,702
Other tax liabilities	2,205	961	1,201	—	4,367
Other liabilities	7,265	1,111	981	—	9,357
Long-term debt	—	—	—	—	—

Total Non-current Liabilities	9,934	37,601	2,676	—	50,211

Total Shareholders’ (Deficit) Equity	(384,076)	312,855	23,469	(336,324)	(384,076)

Total Liabilities and Shareholders’ (Deficit) Equity	$227,911	$380,668	$33,738	$(336,324)	$305,998

Condensed Consolidating Statement of Operations

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

Three months ended March 31, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$5	$39,272	$17,215	$(3,658)	$52,834
Royalty revenue	4,692	963	—	—	5,655
License fees	—	—	103	—	103

	4,697	40,235	17,318	(3,658)	58,592

EXPENSES
Cost of products sold	—	14,608	11,396	(2,076)	23,928
License and royalty fees	68	—	—	—	68
Research & development	1,865	2,500	166	—	4,531
Selling, general and administration	1,515	14,552	2,589	—	18,656
Depreciation and amortization	2,199	8,816	226	—	11,241
Write-down of assets held for sale	—	—	—	—	—
Write-down of property, plant and equipment	—	215	—	—	215
Write-down of intangible assets	—	—	—	—	—
Escrow settlement recovery	—	—	—	—	—

	5,647	40,691	14,377	(2,076)	58,639

Operating income (loss)	(950)	(456)	2,941	(1,582)	(47)

Other income (expense)
Foreign exchange gain (loss)	(250)	(88)	59	—	(279)
Other (expense) income	1,114	(1,129)	40	—	25
Interest expense on long-term debt	(6,162)	(1,918)	(30)	—	(8,110)

Total other expenses	(5,298)	(3,135)	69	—	(8,364)

Loss before reorganization items and income tax expense	(6,248)	(3,591)	3,010	(1,582)	(8,411)
Reorganization items	(7,634)	(1,108)	—	—	(8,742)

Loss before income tax expense	(13,882)	(4,699)	3,010	(1,582)	(17,153)
Income tax (recovery) expense	(86)	(225)	1,159	—	848

Income (loss) from operations	(13,796)	(4,474)	1,851	(1,582)	(18,001)
Equity in subsidiaries	(4,205)	2,088	—	2,117	—

Net income (loss)	$(18,001)	$(2,386)	$1,851	$535	$(18,001)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$41,034	$18,448	$(8,502)	$50,980
Royalty revenue	11,331	977	—	—	12,308
License fees	—	41	12	—	53

	11,331	42,052	18,460	(8,502)	63,341

EXPENSES
License and royalty fees	2,237	—	—	—	2,237
Cost of products sold	6	19,786	13,826	(8,415)	25,204
Research & development	4,212	2,532	63	—	6,807
Selling, general and administration	4,446	14,288	2,864	—	21,598
Depreciation and amortization	1,068	4,434	2,962	(90)	8,374
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	12,669	36,330	19,715	(8,505)	60,210

Operating income (loss)	(1,338)	5,722	(1,255)	3	3,131

Other income (expense)
Foreign exchange gain (loss)	56,970	(57,556)	936	(3)	347
Other expense	3	95	(151)	—	(53)
Interest expense on long-term	(8,657)	(474)	(241)	453	(8,919)

Total other expenses	48,316	(57,935)	544	450	(8,625)

Income (loss) before income taxes	46,978	(52,213)	(711)	453	(5,494)
Income tax (recovery) expense	(192)	(325)	1,695	23	1,201

Income (loss) from operations	47,170	(51,888)	(2,406)	430	(6,695)
Equity in subsidiaries	(53,865)	3,885	—	49,980	—

Net income (loss)	$(6,695)	$(48,003)	$(2,406)	$50,409	$(6,695)

Condensed Consolidating Statement of Cash Flows

(Under Creditor Protection Proceedings as of January 28, 2011 – Notes 1, 10, 11, 12, 13 and 23)

Three months ended March 31, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(6,902)	$2,599	$1,077	$—	$(3,226)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(4,352)	(2,608)	—	—	(6,960)
Director’s and officer’s insurance	(1,382)	—	—	—	(1,382)

Cash used in reorganization activities	(5,734)	(2,608)	—	—	(8,342)

Cash used in operating activities	(12,636)	(9)	1,077	—	(11,568)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(300)	(478)	(25)	—	(803)
Proceeds from disposition of property, plant and equipment	—	—	—	—	—
Loans advanced	—	—	—	—	—
Asset acquisition costs	—	—	—	—	—

Cash used in investing activities	(300)	(478)	(25)	—	(803)

FINANCING ACTIVITIES:
Share capital issued	1	—	—	—	1
Deferred financing charges and costs	—	(1,228)	—	—	(1,228)
Dividends received / (paid)	—	1,000	(1,000)	—	—
Repayment of Existing Credit Facility as approved by the Canadian Court	—	(10,000)	—	—	(10,000)
Net proceeds from DIP facility		17,018			17,018
Proceeds from stock options exercised	—	—	—	—	—
Intercompany notes payable/receivable	7,178	(7,178)		—	—

Cash provided by (used in) financing activities	7,179	(388)	(1,000)	—	5,791

Effect of exchange rate changes on cash and cash equivalents	—	—	176	—	176
Net (decrease) increase in cash and cash equivalents	(5,757)	(875)	228	—	(6,404)
Cash and cash equivalents, beginning of period	11,180	15,340	6,795	—	33,315

Cash and cash equivalents, end of period	$5,423	$14,465	$7,023	$—	$26,911

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(300,904)	$293,689	$1,644	$—	$(5,571)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(554)	(343)	(1)	—	(898)
Proceeds from disposition of property, plant and equipment	—	758	—	—	758
Purchase of intangible assets		—	—	—	—
Loans advanced	(150)	—	—	—	(150)
Asset acquisition costs	(481)	—	—	—	(481)
Other	—	—	—	—	—

Cash (used in) provided by investing activities	(1,185)	415	(1)	—	(771)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(19)	—	—	—	(19)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Share capital issued	3	—	—	—	3
Intercompany notes payable/receivable	300,000	(300,000)	—	—	—

Cash provided by (used in) financing activities	299,984	(297,000)	(3,000)	—	(16)

Effect of exchange rate changes on cash and cash equivalents	—	(5)	(410)	—	(415)
Net (decrease) increase in cash and cash equivalents	(2,105)	(2,901)	(1,767)	—	(6,773)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$18,497	$14,011	$10,261	$—	$42,769

23.	SUBSEQUENT EVENTS

Implementation of the Recapitalization Transaction and Emergence from Creditor Protection Proceedings

On April 4, 2011, a meeting was held for Affected Creditors to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered and sanctioned by the Canadian Court on April 6, 2011. On April 7, 2011, the U.S. Court entered an order recognizing the Canadian Court’s sanctioning of the CCAA Plan. On May 12, 2011, the Recapitalization Transaction was implemented, which among other things, cancelled and eliminated the Company’s $250 million aggregate principal amount of its outstanding Subordinated Notes and $16 million of related accrued interest obligations in exchange for 96% or 12,500,000 new common shares which were issued as part of the CCAA Plan. In addition, through the Creditor Protection Proceedings, $4.3 million of distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order (excluding Subordinated Noteholders) were settled for $0.4 million, which will be paid out on or before May 23, 2011. On May 12, 2011, the Monitor filed the Monitor’s Certificate with the Canadian Court, confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. On May 12, 2011, the Angiotech Entities emerged from CCAA Proceedings and the proceedings under Chapter 15 of the U.S. Bankruptcy Code. See note 1 for more detailed information on the various transactions executed and conditions fulfilled through the Recapitalization Transaction. The Company’s pro forma reorganization capital structure on Plan Implementation Date was estimated as follows:

Estimated accounts payable, accrued liabilities and interest payable (at the date of emergence from CCAA) [1]	$29,810
Exit Facility	18,500
Existing Floating Rate Notes	25
New Floating Rate Notes	324,975
Common stock	171,500

Total reorganization capital structure	$544,810

[1]

The estimated accounts payable, accrued liabilities and interest payable balance above is net of the May 12, 2011 payment of certain professional fees (which were accrued for as of March 31, 2011) and the $3.9 million recovery realized from the settlement of the $4.3 million distribution claims of Affected Creditors (as described above) for $0.4 million, which will be paid out on or before May 23, 2011.

Upon emergence from Creditor Protection Proceedings, upon the close of business, on May 12, 2011, the Company is required to adopt fresh-start accounting. Under fresh-starting accounting, a new reporting entity will emerge with no beginning retained earnings or deficit. In addition, the Company will be required to comprehensively revalue its existing assets and liabilities based on the approximated $545 million reorganization value that is expected to result from the implementation of the Recapitalization Transaction. Accordingly, further adjustments will likely be required that may materially impact the current carrying values and classifications of the Company’s assets, liabilities, debt and shareholder’s equity. As the Company is still assessing the provisions of fresh-start accounting to determine the accounting impact of the Recapitalization Transaction and has not yet completed the valuation of the new entity’s assets and liabilities, the above noted values are preliminary estimates and are subject to change.

Land Sale and Lease Amendment

On March 25, 2011, the Company entered into a lease amendment and a related agreement to sell a certain real property located in Vancouver Canada for proceeds of $1.8 million. Under the terms of the lease amendment pertaining to an existing lease agreement, the Company was able to decrease the rentable space required and reduce the lease term from 8.5 years to 2 years. These agreements became effective on April 27, 2011, upon the Canadian Court granting an Approval and Vesting Order on April 6, 2011 and the elapse of a 21 day appeal period following the granting of such order. The renegotiated lease terms are expected to significantly reduce the Company’s future rent expense. The Company is still assessing the accounting impact of the renegotiated lease terms and the related sale of land.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three months ended March 31, 2011

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three months ended March 31, 2011, provides an update to the MD&A for the year ended December 31, 2010 and should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2011 and our audited consolidated financial statements for the year ended December 31, 2010, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three months ended March 31, 2011 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our Company, including our 2010 audited consolidated financial statements and our 2010 Annual Report on Form 10-K is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

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

Business Overview

The Company discovers, develops and markets innovative medical technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. For the three months ended March 31, 2011, we recorded $52.8 million in direct sales of our various medical products and $5.8 million in royalties and license fees received from our partners.

We currently operate in two segments: Medical Products and Pharmaceutical Technologies.

Our Medical Products segment manufactures and markets a wide range of single-use specialty medical products and medical device components, which are sold directly to end users or other third-party medical device manufacturers. This segment conducts sales and distribution through several specialized organizations that consist of a mix of direct sales personnel, independent sales representatives and independent medical products distributors. Our Medical Products segment also contains significant manufacturing capabilities. Our most significant products in this segment target hospitals and physicians serving patients in the general surgery, biopsy, interventional radiology and ophthalmology areas. Our most significant individual product lines currently include our Quill™ Knotless Tissue-Closure Device, SKATER™ drainage catheters, BioPince™ full core biopsy devices, Sharpoint™ brand disposable ophthalmic surgical blades and LOOK™ brand sutures for dental and general surgery. This segment also manufactures and sells certain medical device components and finished medical devices to other third party medical device manufacturers.

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

Our research and development efforts focus on understanding and characterizing biological conditions that often occur concurrently with medical device implantation, surgery or acute trauma, including scar formation and inflammation, cell proliferation, bleeding and coagulation, infection and tumor tissue overgrowth. Our strategy is to utilize our various technologies or capabilities in the areas of medical devices, surface modification, biomaterials, biologics or drugs or and drug delivery to create and commercialize novel, proprietary medical products that reduce surgical procedure side effects, improve surgical outcomes, shorten hospital stays, or are easier or safer for a physician to use. We have patent protected, or have filed patent applications for, certain of our technologies, products and potential product candidates.

Significant Recent Developments

Recapitalization Transaction and Emergence from Creditor Protection Proceedings

Over the past several years, revenues in our Pharmaceutical Technologies segment, specifically our royalties derived from sales of TAXUS by BSC, have experienced significant declines. These declines led to significant constraints on our liquidity, working capital and capital resources, which in turn adversely impacted our ability to continue to support our business initiatives and service our debt obligations. As a result, after exploring a range of financial and strategic alternatives to address these declines in our royalty revenue and negotiations with a significant percentage of the holders of our outstanding indebtedness, on May 12, 2011 (the “Plan Implementation Date”), we implemented a transaction that eliminated $250 million of our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) and $16 million of related accrued interest obligations in exchange for new common shares of the Company (the “Recapitalization Transaction”). The Recapitalization Transaction is expected to significantly improve our credit ratios, liquidity and financial flexibility.

On October 29, 2010, we entered into a Recapitalization Support Agreement (the “RSA”) with the holders of approximately 73% of the aggregate principal amount of its outstanding Subordinated Notes (together with all holders of the Subordinated Notes who executed a consent agreement with the Company and certain of its subsidiaries prior to November 30, 2010, the “Consenting Noteholders”). The Consenting Noteholders agreed to, among other things; effectuate the Recapitalization Transaction by eliminating $250 million of our total outstanding indebtedness and related accrued interest obligations by exchanging their Subordinated Notes for new common shares in the Company. All holders of the Subordinated Notes (the “Subordinated Noteholders”) were affected by the CCAA Plan (as defined below). In accordance with the terms of the CCAA Plan, on the Plan Implementation Date, the Subordinated Noteholders received their pro rata share of approximately 92.5% of the new common shares that were issued and outstanding upon completion of the Recapitalization Transaction, which percentage was subject to dilution for the distribution of new common shares to Affected Creditors (as defined under the CCAA Plan, both of which are defined below) entitled to receive such distributions under the CCAA Plan. Under the terms of the original RSA, 3.5% of the new common shares were designated as additional consideration to be granted to those Consenting Noteholders who consented to the RSA by November 30, 2010. On March 31, 2011, the CCAA Plan was amended to reallocate the 3.5% of new common shares to all Affected Creditors, including all Subordinated Noteholders, on a pro rata basis based on the amount of their Affected Claims (as defined by the CCAA Plan). With the exception of the Subordinated Noteholders, all other Affected Creditors opted for the Liquidity Election or Cash Election (each as defined in the CCAA Plan) as applicable. As a result, the full 3.5% of these new common shares were granted to the Subordinated Noteholders.

On October 29, 2010, we also entered into a support agreement (as amended, the “FRN Support Agreement”) with holders (the “Consenting FRN Holders”) of approximately 51% of the aggregate principal amount outstanding of its existing senior floating rate notes (the “Existing Floating Rate Notes”) pursuant to which the Consenting FRN Holders agreed to support and tender to an offer to exchange their Existing Floating Rate Notes for new senior floating rate notes (the “New Floating Rate Notes” and such exchange, the “FRN Exchange Offer”). Our FRN Exchange Offer, which commenced on February 10, 2011, was open to all qualifying holders of the Existing Floating Rate Notes and expired on May 12, 2011.

As a result of our liquidity constraints, on January 28, 2011; in connection with the provisions of the Recapitalization Support Agreement (as amended, the “RSA”) we entered into on October 29, 2010 with the holders of approximately 73% of the aggregate principal amount of our outstanding Subordinated Notes; Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) and an initial order (the “Initial Order”) was granted by the Supreme Court of British Columbia (the “Canadian Court”). The CCAA Proceedings were commenced in order to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”) under the CCAA. In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the “U.S. Court”) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On February 22, 2011, the U.S. Court granted an order that, among other things, recognized the CCAA Proceedings as a foreign main proceeding and provided that the Initial Order would be enforced on a final basis and given full force and effect in the United States (the “Recognition Order”).

Given that the initiation of the Creditor Protection Proceedings qualified as an immediate event of default under the terms of our outstanding indebtedness, all obligations under (i) our existing credit facility (as amended, the “Existing Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”); (ii) the indenture governing the Subordinated Notes (as amended, the “SSN Indenture”) between us and U.S. Bank National Association as successor trustee, dated March 23, 2006; and (iii) the indenture governing the Existing Floating Rate Notes between us and Deutsche Bank National Trust Company successor trustee, dated December 11, 2006 (as amended, the “FRN Indenture”), were due and payable under the terms of the respective agreements as at January 28, 2011. Pursuant to the terms of the SSN Indenture, our grace period to make the required interest payment before an event of default occurred was extended from October 1, 2010 to April 30, 2011. Given that we did not seek an extension of the grace period beyond April 30, 2011, we were also in default of our obligations under the SSN Indenture on May 1, 2011, which further triggered certain cross default provisions under the Existing Credit Facility, thus making all obligations owing thereunder due and payable effective immediately. The stay of proceedings granted under the Initial Order effectively prohibited these and all other creditors from taking action to remedy or enforce their rights with respect to amounts owing by the Company. The enforcement rights of these creditors were also subject to the applicable provisions of the CCAA and U.S. Bankruptcy Code. The stay of proceedings was initially scheduled to expire on February 17, 2011 and was subsequently extended to May 12, 2011 (the “Stay Period”) by order of the Canadian Court. Although the Amended and Restated Forbearance Agreement with Wells Fargo remained in effect throughout the CCAA Proceedings, Wells Fargo’s obligations thereunder including its agreement to not exercise certain remedies, ceased to be of effect upon the Company’s commencement of the Creditor Protection Proceedings. Wells Fargo’s obligations, however, were nonetheless stayed in connection with such proceedings.

The Canadian Court appointed Alvarez & Marsal Canada, Inc. as the monitor (the “Monitor”) of the Angiotech Entities’ business and financial affairs, with the powers set forth in the CCAA and orders of the Canadian Court, during the CCAA Proceedings.

On April 4, 2011, a meeting was held for Affected Creditors to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. On April 7, 2011, the U.S. Court entered an order recognizing the Canadian Court’s sanctioning of the CCAA Plan. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by the order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. In accordance with the terms of the CCAA Plan, the maximum amount of distributions that were permitted to be made to Affected Creditors; excluding holders of the Subordinated Notes; was $4.0 million. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive $0.16 on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. The amount of the claims in respect of the Subordinated Notes only include the principal and accrued interest amounts, owing directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order,

January 28, 2011. Aside from the Subordinated Noteholders’ claims, which were settled through the issuance of new common shares (as described below), all other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result on the Plan Implementation Date, distribution claims of Affected Creditors allowed pursuant to the Claims Order Procedure (excluding Subordinated Noteholders), which totaled $4.3 million, were settled for $0.4 million in cash.

In accordance with the terms of the Initial Order, on February 7, 2011, we and certain of our subsidiaries entered into a definitive agreement whereby Wells Fargo provided a debtor-in-possession credit facility (the “DIP Facility”). On February 25, 2011, following entry of the Recognition Order, loans under the DIP Facility were made available to us for borrowing. The DIP Facility provided liquidity for working capital, general corporate purposes and expenses while we were implementing the CCAA Plan. The DIP Facility permitted us to make revolving credit loans and provide letters of credit in an aggregate principal amount (including the face amount of any letters of credit) of up to $28.0 million. During the three months ended March 31, 2011, we repaid all amounts outstanding under our existing credit facility (the “Existing Credit Facility”) with Wells Fargo. However, as at March 31, 2011, the Company had $17 million outstanding under the DIP Facility with Wells Fargo, which is net of $3 million of cash pledged as collateral for the $2.8 million of letters of credit. The Company incurred approximately $1.5 million in fees to obtain the DIP Facility. Refer to the Liquidity and Capital Resources section for more information.

On January 4, 2011, we received a letter from NASDAQ indicating that the bid price of our common shares failed to rebound during the 180 day grace period to the required minimum of $1.00 per share in accordance with the applicable NASDAQ listing rule. We did not appeal NASDAQ’s decision to delist our common shares and as a result, our common shares were delisted from NASDAQ at the opening of business on January 13, 2011. A Form 25-NSE was filed with the SEC on January 21, 2011 to notify the SEC of the removal of our common shares from listing on NASDAQ.

On January 28, 2011, we received a notice from the Toronto Stock Exchange (the “TSX”) stating that the TSX would be reviewing the eligibility of our securities for continued listing on the TSX pursuant to Part VII of The Toronto Stock Exchange Company Manual. Our securities were suspended from trading effective January 28, 2011 and on February 1, 2011, we received further notice from the TSX indicating that our common shares would be delisted from the TSX effective at the close of market on March 3, 2011. Our common shares were delisted from the TSX at the close of market on March 3, 2011.

On March 25, 2011, we entered into a lease amendment and a related agreement to sell certain real property located in Vancouver, Canada for proceeds of $1.8 million. These agreements became effective on April 28, 2011, upon the Canadian Court granting an Approval and Vesting Order (the “Approved and Vesting Order”) on April 6, 2011 and elapse of a 21 day appeal period following the granting of such order.

For the three months ended March 31, 2011, we incurred approximately $8.9 million of professional fees paid to our Monitor as well as our and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

In connection with the implementation of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or before the Plan Implementation Date:

(i)

Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)	Our Notice of Articles were amended to create an unlimited number of new common shares with similar rights, privileges, restrictions and conditions attached to the previous existing common shares.

(iii)

Our existing Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)

12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of our Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the SSN Indenture remains in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)

Holders of 99.99% of the aggregate principal amount outstanding of the Existing Floating Rate Notes tendered their Existing Floating Rate Notes and consents in the FRN Exchange Offer. The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). Those holders of the Existing Floating Rate Notes who did not tender their Existing Floating Rate Notes and consents continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the supplement dated May 12, 2011, by and among us, Deutsche Bank National Trust Company, as successor trustee, and the guarantors thereto (the “Supplement”). Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default contained in the FRN Indenture were deleted.

(vi)

We entered into a new credit facility (the “Exit Facility”) for $28 million. The Exit Facility was used to repay the $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash advanced to Wells Fargo as collateral for the secured letters of credit. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan.

(vii)

We established and implemented a Key Employee Incentive Plan (“KEIP”) was, that was satisfactory to us and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third is scheduled to be paid on July 31, 2011.

(viii)

We established and implemented a Management Incentive Plan (“MIP”), that was satisfactory to us and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries will be granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully diluted basis, on or before May 19, 2011. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place on the completion date of the Recapitalization Transaction.

(ix)	On the Plan Implementation Date, a new board of directors was appointed.

(x)	We paid transaction fees of $5.3 million to certain of our financial advisors.

(xi)

We placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims allowed pursuant to the Claims Order Procedures totaling $4.3 million in accordance with the CCAA Plan. Distributions will be paid to Affected Creditors, other than Subordinated Noteholders, on or before May 23, 2011.

(xii)

The Settlement Agreement with QSR described below was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, $2 million will be paid to QSR on May 22, 2011, 10 days after the Plan Implementation Date.

(xiii)	The Amended and Restated Forbearance Agreement with Wells Fargo was terminated.

On the Plan Implementation Date, the Monitor delivered a certificate (the “Monitor’s Certificate”) to the Angiotech Entities and the Subordinated Noteholders’ advisors confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. On May 12, 2011, following the filing of the Monitor’s Certificate with the Canadian Court and the implementation of the CCAA Plan, the Angiotech Entities emerged from Creditor Protection Proceedings. As a result, the Charges on Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

For more information pertaining to our Creditor Protection Proceedings, including the Monitor’s reports, refer to our Monitor’s website at www.alvarezandmarsal.com/angiotech and our website at www.angiotech.com. With the exception of the filings specifically incorporated by reference in our Annual Report on Form 10-K, material contained on or accessible through our website or the Monitor’s website is specifically not incorporated into our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q.

QSR Holdings, Inc. Arbitration and Litigation

In 2010, QSR Holdings, Inc. (“QSR”), as a representative for the former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. (“Angiotech US”) as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. The Arbitration Demand sought either direct monetary damages or, in the alternative, extension of the earn out period for a sixth year as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleged, among other items, that the Respondents: (a) breached certain contractual obligations under the Merger Agreement; (b) made certain misrepresentations or omissions during the initial negotiation of the Merger Agreement; and (c) tortiously interfered with the Merger Agreement. QSR sought damages in an unstated amount together with punitive damages and/or attorneys fees to the extent allowed by law.

On January 27, 2011 we entered into a settlement agreement (the “Settlement Agreement”) with QSR resolving, among other things, any and all claims that the parties may have arising out of the Merger Agreement (including, without limitation, all claims, counterclaims or defenses that were or could have been asserted in the Arbitration Demand and the Federal Litigation) in exchange for a payment of $6 million (the “Settlement Amount”) by Angiotech US. $2.0 million of the Settlement Amount is payable on the earlier of (i) 10 business days after the implementation of the Recapitalization Transaction contemplated by the RSA (the “Implementation Date”) and (ii) May 31, 2011. The remainder of the Settlement Amount is payable in 24 equal monthly installments of $166,667 each beginning on the earlier of (i) 30 days after the Implementation Date; and (ii) July 31, 2011 (subject to reduction in the event of pre-payment as more fully set forth in the Settlement Agreement). The Settlement Agreement further provides for complete and mutual releases between the parties, as more fully set forth therein. Pursuant to the Settlement Agreement, QSR has irrevocably dismissed the Federal Litigation and the Arbitration Demand with prejudice. In accordance with the terms of the Settlement Agreement, the first $2.0 million will be paid on May 22, 2011, 10 days after the Plan Implementation Date. In addition, $5.4 million of the Settlement Amount was recognized as goodwill in accordance with the guidance on contingent consideration under ASC No. 805-10-65-1, which pertains to business combinations arising prior to December 15, 2008.

Rex Medical, LP (“Rex”) Arbitration and Litigation

On January 24, 2011, Angiotech US received a termination notice from Rex Medical, LP (“Rex”) indicating that the March 13, 2008 License, Supply, Marketing and Distribution Agreement (the “Option Agreement”) would cease on April 24, 2011. The termination notice followed the arbitration initiated by Rex (the “Rex Arbitration”) alleging that Angiotech US breached the Option Agreement and the temporary restraining order and preliminary injunction against Angiotech US from the United States District Court for the Southern District of New York (such action, the “SDNY Action”) requiring Angiotech US to continue honoring its obligations under the Option Agreement for a period of 180 days or until the Rex Arbitration was concluded.

On February 16, 2011, Angiotech US entered into a Settlement and License Termination Agreement with Rex (the “Rex Settlement Agreement”), which provided for the full and final settlement and/or dismissal of all claims arising under the Option Agreement. Pursuant to the Rex Settlement Agreement, we and Rex agreed to withdraw any claims that have been or could have made in the Rex Arbitration, as well as to dismiss the SDNY Action with prejudice. The Rex Settlement Agreement further provided that: (i) the Option Agreement will terminate on March 31, 2011, or at an earlier date if so elected by Rex (the “Termination Date”), upon which Angiotech US will no longer market, sell or distribute the Option IVC Filter; (ii) Angiotech US will make a payment in the amount of $1.5 million to Rex within five business days of the effective date of the Rex Settlement Agreement in full and final payment and settlement of all claims and royalties due under the Option Agreement relating to the sales of the Option IVC Filter recorded by Angiotech US prior to January 1, 2011, and all milestone payments due or that may come due to Rex under the Option Agreement now or in the future; (iii) within five business days of the effective date, Angiotech US will make a royalty payment to Rex based upon actual cash receipts collected from customers attributable to sales of the Option IVC Filter that are recorded and accrued between January 1, 2011 and the effective date; (iv) from the effective date through the Termination Date, Angiotech US will make ongoing royalty payments to Rex on a weekly basis based upon actual cash receipts collected during each previous calendar week in respect of sales of the Option IVC Filter; and (v) Angiotech US will deliver to Rex certain materials relating to the marketing and sale of the Option IVC Filter. The Rex Settlement Agreement became effective on March 10, 2011 upon the Canadian Court granting an order authorizing Angiotech US to enter into the Rex Settlement Agreement and approving the terms thereof.

Based on the settlement terms described above, the Option Agreement terminated on March 31, 2011 and the Company paid the $1.5 million on March 10, 2011 to settle $3.0 million royalty and milestone obligations owed as at December 31, 2010. Given that the effectiveness of the Rex Settlement Agreement was subject to the Canadian Court’s approval, which was granted on March 10, 2011, the $1.5 million recovery has been recorded as a Reorganization Item during the three months ended March 31, 2011. In addition, the Company paid $0.4 million during the three months ended March 31, 2011 on account of royalties incurred on January, February and March 2011 sales of Option IVC Filters.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the three months ended March 31, 2011, we did not complete any acquisitions.

Collaboration, License, Sales and Distribution Agreements

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

During the quarter ended March 31, 2011, we did not enter into any new collaboration, license, sales or distribution agreements.

Our other significant collaborations, licenses, sales and distribution agreements are listed in the exhibits index to the 2010 Annual Report and may be found at the locations specified therein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2010 Annual Report. With the exception of particular disclosure and presentation requirements required during Creditor Protection Proceedings as described in note 2 of the unaudited financial statements for the three months ended March 31, 2011, we believe that there have been no significant changes to our critical accounting policies.

Results of Operations

Overview

	Three months ended March 31,
(in thousands of U.S.$, except per share data)	2011	2010
Revenues
Medical Products	$52,834	$50,980
Pharmaceutical Technologies	5,758	12,361

Total revenues	58,592	63,341

Operating loss	(47)	3,131
Other expense	(8,364)	(8,625)

Loss before reorganization items and income tax expense	(8,411)	(5,494)
Reorganization items	(8,742)	—
Loss before income tax expense	(17,153)
Income tax expense	848	1,201

Net loss	$(18,001)	$(6,695)

Basic and diluted net loss per common share	$(0.21)	$(0. 08)

For the three months ended March 31, 2011, we recorded a net loss of $18.0 million ($0.21 basic net loss per common share), compared to a net loss of $6.7 million ($0.08 basic net loss per common share) for the three months ended March 31, 2010. The $11.3 million increase in net loss is due to several factors, including: (i) a $6.6 million decline in royalty revenue related to the lower sales of TAXUS by BSC, primarily as a result of product maturity and increased competition in the drug-eluting coronary stent market; (ii) a $1.8 million increase in amortization costs associated with the a change in the estimated useful life of the license under the Option Agreement with Rex, which was terminated on March 31, 2011; (iii) the receipt of a $4.7 million one-time settlement recovery during the three months ended March 31, 2010 related to our dispute with RoundTable Healthcare Partners, LP over certain escrow funds held in connection with our 2006 acquisition of American Medical Instruments Holding, Inc.; and (iv) $10.2 million of professional fees and other insurance costs incurred in connection with the Recapitalization Transaction. The unfavorable impact of the factors described above were partially offset by: (i) a $1.9 million increase in medical product sales, most significantly growth of our Quill Knotless Tissue-Closure Device product line; (ii) a $1.3 million decline in cost of products sold, primarily due to our sales mix reflecting certain higher margin medical products, in particular sales our Quill Knotless Tissue-Closure Device product line, as well as overall improvements achieved with respect to certain manufacturing costs across multiple of our operations; (iii) a $2.2 million decrease in license and royalty fees associated primarily with the elimination of certain license and royalty fees payable to the National Institutes of Health (the “NIH”) on future sales of TAXUS by BSC as affected through our December 29, 2010 amendment of our NIH license agreement; (iv) a $2.3 million decline in research and development expenses, due to a decrease in headcount and further cuts discretionary spending related to certain research and development programs; (v) a $2.9 million decrease in selling, general and administrative expenses, due to a decrease in headcount and further cuts or postponement of certain spending on administrative items; and (vi) a $1.5 million recovery of prior year royalty fees incurred on 2010 sales of Option IVC Filters related to the Rex Settlement Agreement, as described under Significant Recent Developments above.

Upon emergence from Creditor Protection Proceedings, we are required to adopt fresh-start accounting. Under fresh-start accounting we are required to: (i) comprehensively revalue our assets and liabilities based on the approximated $545 million reorganization value is expected to result from the implementation of our Recapitalization Transaction and (ii) report our operating results during the pre- emergence period separately from the post-emergence period. As a result of these changes, which may be material, our future results of operations, balance sheets, and cash flows may not be comparable with those published prior to the fresh-start period.

Revenues

	Three months ended March 31,
(in thousands of U.S.$)	2011	2010
Medical Products:
Product sales	$52,834	$50,980

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	4,692	11,331
Royalty revenue – other	963	977
License fees	103	53

	5,758	$12,361

Total revenues	$58,592	$63,341

Medical Products

Revenue from our Medical Products segment for the three months ended March 31, 2011 was $52.8 million, compared to $51.0 million recorded for the same period in 2010. The 4% increase was primarily due to sales growth of our Quill Knotless Tissue-Closure Device product line, and to a lesser extent on continued modest growth or sales stability of the remainder of our various product lines. As discussed under Significant Recent Developments above, our rights to license, supply, market and distribute the Option IVC Filter were terminated effective March 31, 2011 in accordance with the terms of the Rex Settlement Agreement. As a result, we will no longer sell Option IVC Filters in future periods. While the elimination of revenue from our sale of Option IVC Filters is expected to have an adverse impact on future revenue growth, the savings from the elimination of related royalty fees, milestone costs and related selling and marketing expenses are expected collectively to have an overall positive impact on future cash flows and gross margins. Foreign exchange changes did not have a significant impact on sales growth of our Medical Products during the three months ended March 31, 2011 compared to the same period in 2010.

Certain of our Medical Products, which utilize our proprietary manufacturing processes and intellectual property, generally earn higher profit margins and have a higher potential for growth. We believe that revenue growth from our Medical Products segment during the remainder of 2011 will be largely supported by these products and, to a lesser extent, limited growth of our more mature medical device product lines and medical device components sold to third-party customers.

Pharmaceutical Technologies

Royalty revenue derived from sales of TAXUS by BSC for the three months ended March 31, 2011 decreased by 59% compared to the three months ended March 31, 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of product maturity and continuing competitive pressures in the market for drug-eluting coronary stents. Royalty revenue for the three months ended March 31, 2011 was based on BSC’s net sales for the period October 1, 2010 to December 31, 2010 of $85 million, of which $50 million was in the U.S., compared to net sales of $186 million, of which $73 million was in the U.S., for the same period in the prior year. The average gross royalty rate earned in the three months ended March 31, 2011 on BSC’s net sales was 6.0% for sales in the U.S. and 4.4% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 6.1% for sales in other countries for the same period in the prior year. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., certain countries in the E.U. and Japan. Our current year average gross royalty rates have therefore declined in connection with lower TAXUS sales volumes recorded in these territories.

Other royalty and license fee revenue for the three months ended March 31, 2011 was comparable to other royalty and license fee revenue for the three months ended March 31, 2010.

Revenues in our Pharmaceutical Technologies segment are expected to continue to decrease throughout the remainder of 2011 as compared to revenues recorded in 2010, primarily as a result of product maturity, continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS. These declines may be offset by royalty revenues we may receive from our partner Cook, should Cook receive approval to market and sell its Zilver-PTX stent in the U.S.

Expenditures

	Three months ended March 31,
(in thousands of U.S.$)	2011	2010
Cost of products sold	$23,928	$25,204
License and royalty fees	68	2,237
Research and development	4,531	6,807
Selling, general and administrative	18,656	21,598
Depreciation and amortization	11,241	8,374
Escrow settlement recovery	—	(4,710)
Write-down of property, plant and equipment	215	—
Write-down of assets held for sale	—	700

	$58,639	$60,210

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $1.3 million to $23.9 million for the three months ended March 31, 2011 compared to $25.2 million for the three months ended March 31, 2010. The 5% decrease is primarily due to: (i) a change in our sales product mix, where particular medical products had lower production costs relative to the revenues that they generate; and (ii) the positive impact of favorable manufacturing variances resulting from improved manufacturing efficiencies and improved absorption of fixed manufacturing overhead costs relative to higher sales volumes achieved. Consolidated gross margin for our Medical Products segment sales was 54.7% for the three months ended March 31, 2011 compared to 50.6% for the three months ended March 31, 2010.

We expect that cost of products sold will continue to be significant and that gross margins may improve during the remainder of 2011, primarily as a result of improved sales mix resulting from potential increases in sales of certain of our Medical Products that provide higher relative gross margins, such as our Quill product line. These improvements may be offset by the impact of certain sales and pricing initiatives for our more mature product lines designed to improve sales volume, market share, fixed manufacturing capacity utilization and overall operating cash flow.

At the end of 2010 and in early 2011, we terminated our licensing and distribution agreements with Rex related to our sale of the Hemostream dialysis catheter and the Option IVC Filter. The elimination of the these product lines are expected to positively impact our gross profit margin due to the elimination of high royalty expenses, potential milestone payments and certain direct selling and marketing costs associated with these product lines.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. License and royalty fees decreased by $2.2 million to $0.1 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease is primarily related to the elimination of certain license and royalty fees payable to the National Institutes of Health (the “NIH”) on future sales of TAXUS by BSC as affected through our December 29, 2010 amendment of our NIH license agreement. Under the terms of the NIH license agreement, we have an exclusive, worldwide license to certain NIH technologies related to the use of paclitaxel. While these royalty and license fee decreases are expected to continue throughout the remainder of 2011, they may be offset by license and royalty fees that may be due to NIH should Cook receive approval to market and sell its Zilver-PTX stent in the U.S. and record significant sales thereof.

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

Research and development expenditures decreased by $2.3 million to $4.5 million for the three months ended March 31, 2011 as compared to $6.8 million for the same period in 2010. The decrease is primarily due to reduced headcount in our research departments, reduced spending on certain research and development initiatives, elimination of certain research and development initiatives during the first quarter of 2011, and a $1.0 million non-cash recovery on our rent expense resulting from an acceleration of the impact of certain leasehold inducements received in prior years, associated with our recent decision to downsize our rentable space at our Vancouver based head-office.

We expect that our research and development expenditures throughout 2011 will be lower as compared to the same periods in 2010, due to headcount reductions and the conclusion or cancellation of certain programs. Although we expect the overall level of research and development expenditures to be lower in 2011 as compared to 2010, we anticipate that we may incur significant research and development expenditures in future periods.

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

Selling, general and administrative expenditures were $18.7 million for the three months ended March 31, 2011 as compared to $21.6 million for the same period in 2010. The $2.9 million decrease is primarily due to: (i) a $0.6 million decrease in salaries and benefit costs primarily due to a reduction in our sales and marketing headcount; (ii) a $1.2 million decrease in general operating costs associated with the closure of one of our offices in Chicago, as well as a decrease in headcount, travel and marketing costs; and a (iii) $0.6 million recovery on a $1.2 million obligation recorded in prior year related to future lease payments on a property that was abandoned in 2010, for which the lease was terminated during the first quarter of 2011.

We expect that selling, general and administrative expenses throughout 2011 will be lower than levels of such expenses incurred in 2010, due primarily to the factors noted above. These expenditures could fluctuate depending on product sales levels, the timing of the launch of certain new products, growth of new product sales, unforeseen litigation or other legal expenses that may be incurred to support and defend our intellectual property portfolio or other aspects of our business.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed technologies and identifiable assets purchased through business combinations.

Depreciation and amortization expense was $11.2 million for the three months ended March 31, 2011, compared to $8.4 million for the same period in 2010. The $2.8 million increase is primarily due to a change in the estimated useful lives of: (i) our license with Rex to sell the Option IVC Filter, which was terminated effective March 31, 2011 based on the terms of Rex Settlement Agreement discussed under Significant Recent Developments above and (ii) leasehold improvements associated with rentable space that will no longer be in use beyond April 2011.

Under fresh-start accounting we are required to: (i) comprehensively revalue our assets and liabilities based on the approximated $545 million reorganization value is expected to result from the implementation of our Recapitalization Transaction and (ii) report our operating results during the pre-emergence period separately from the post-emergence period. As such, depreciation and amortization expense throughout the remainder of 2011 may not be comparable to that of prior periods or prior years.

Write-down of Assets Held For Sale

During the three months ended March 31, 2010, we recorded a $0.7 million impairment charge on a property that was classified as held for sale. As at December 31, 2010, two held-for-sale properties with carrying values totaling $3.0 million were reclassified back into Property, Plant and Equipment from assets-held-for-sale because they failed to meet the held-for-sale classification criteria defined under ASC No. 360-10 – Property, Plant and Equipment.

On March 25, 2011, we entered into an agreement to sell a Vancouver based property, which was previously classified as an asset-held-for-sale as described above, for proceeds of $1.8 million. The Company’s power and authority to execute the sale agreement was subject to the fulfillment of the following conditions: (i) the receipt of a valid Approval and Vesting Order; and (ii) the elapse of a 21 day appeal period following the granting of the Approval and Vesting Order. The Company received the Approval and Vesting Order from the Canadian Court on April 6, 2011 and the appeal period elapsed on April 27, 2011. Given that the sale conditions were fulfilled subsequent to March 31, 2011, the sale agreement was not effective and binding on March 31, 2011. As such, the Vancouver property has not been classified as an asset-held-for-sale on the unaudited consolidated balance sheet as at March 31, 2011. The sale agreement became effective and binding on April 28, 2011 (i.e. the date that both sale conditions were fulfilled).

Write-down of Property, Plant and Equipment

During the three months ended March 31, 2011, we recorded a $0.2 million write-down of certain leasehold improvements related to rentable space at one of our manufacturing facilities that was vacated.

Settlement of Escrow Claim

In January 2010 we received $4.7 million in full settlement of an outstanding litigation matter with RoundTable. The litigation related to a claim we had made against amounts paid into escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc. that remained in escrow pending resolution of certain representations and warranties in the agreement governing the acquisition. The proceeds received were recorded as a one-time escrow settlement recovery during the three months ended March 31, 2010.

Other Income (Expense)

	Three months ended March 31,
(in thousands of U.S.$)	2011	2010
Foreign exchange (loss) gain	$(279)	$347
Investment and other income (loss)	25	(53)
Interest expense on long term-debt	(8,110)	(8,919)

	$(8,364)	($8,625)

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

During the three months ended March 31, 2011, we incurred interest expense of $8.1 million on our outstanding long-term debt obligations, as compared to $8.9 million for the same period in 2010. The average interest rate on our Existing Floating Rate Notes for the three months ended March 31, 2011 and 2010 was 4.0%. The change in interest expense is primarily due to: (i) the elimination of $3.3 million of interest expense on the Subordinated Notes in accordance with the terms of the CCAA Plan, which stipulates that Subordinated Noteholders claims may only include the principal and accrued interest amounts, owing directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, January 28, 2011; partially offset by a $2.5 million increase in the amortization of deferred financing costs related to a change in the estimated useful lives of the Subordinated Notes, the Existing Credit Facility and the DIP Facility, which were terminated on the Plan Implementation Date.

Reorganization Items

Upon commencement of the Creditor Protection Proceedings, we adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization in preparing our consolidated financial statements. ASC No. 852 required that the Company distinguish transactions and events directly associated with the Recapitalization Transaction from ongoing operations of the business. Accordingly, we reported certain expenses, recoveries, provisions for losses, and other charges that have been realized or incurred during the Creditor Protection Proceedings as Reorganization Items on the Consolidated Statements of Operations as follows:

Three months ended March 31, 2011
Professional fees	$8,860
Directors and officer’s insurance	1,382
Gain on settlement of financial liability approved by the Canadian Court	(1,500)

$8,742

Professional fees represent legal, accounting and other financial consulting fees paid to our Monitor as well as our and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through the Creditor Protection Proceedings.

During the three months ended March 31, 2011, we were required to purchase additional insurance coverage to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, the fee of $1.4 million was expensed to reorganization items during the period.

In connection with the Rex Settlement Agreement described under the Recent Significant Developments section above, we recorded a $1.5 million recovery related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement as at December 31, 2010.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related to our reorganization activities, have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization, and severance and termination costs associated with exit and disposal activities.

Over the next three months, we expect to continue to incur significant costs related to the completion of the Recapitalization Transaction and related activities.

Income Tax

Income tax expense for the three months ended March 31, 2011 was $0.8 million compared to income tax expense of $1.2 million for the three months ended March 31, 2010. The lower income tax expense for the three months ended March 31, 2011 is primarily due to the differing mix of net earnings from operations among our various operating jurisdictions as compared to the same period in 2010.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

At March 31, 2011, we had working capital of $60.9 million and cash and cash equivalents of $26.9 million. In aggregate, our working capital improved by $579.6 million as compared to the $518.7 million working capital deficiency reported in December 31, 2010. The change is primarily due to: (i) the reclassification of our $250 million Subordinated Notes and $16 million of related accrued interest obligations from current liabilities to Liabilities Subject to Compromise; (ii) the reclassification of our $325 million Existing Floating Rate Notes from current liabilities to non-current liabilities; and (iii) the reclassification of $3.1 million of deferred financing cost related to the Existing Floating Rate Notes from current liabilities to non-current liabilities. These classification changes were made in connection with our implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011. On the Plan Implementation Date, 99.99% of the $325 million Existing Floating Rate Notes were exchanged for New Floating Rate Notes and the $250 million of Subordinated Notes and $16 million of related accrued interest obligations were exchanged for 96% or 12,500,000 new common shares issued and outstanding. The remaining change in our working capital position is partly attributable to decreases in cash and cash equivalents and accounts payable offset by increases in accounts receivable and borrowings under our lending facilities with Wells Fargo.

Historically, our most significant financial liabilities have been our $325 million Existing Floating Rate Notes and our $250 million Subordinated Notes. As discussed, these debt obligations were originally supported in substantive part by royalty revenues derived from sales of TAXUS coronary stent systems by BSC. The sustained and significant decline in royalty revenues received from BSC over the past several years has had a significant negative impact on our liquidity and capital resources, therefore, constraining our ability to continue servicing our long term debt and related interest obligations. As a result of our severe liquidity constraints, among other things, on January 28, 2011, the Angiotech Entities commenced the CCAA Proceedings to implement an in-court recapitalization of Company through the CCAA Plan. On May 12, 2011 we implemented the Recapitalization Transaction, which effectively eliminated our $250 million Subordinated Notes and $16 million of related accrued interest obligations in exchange for new common shares of the Company. In addition, on the Plan Implementation Date, most of the Company’s $325 million Existing Floating Rate Notes were replaced with New Floating Rate Notes.

The New Floating Rate Notes were issued on substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things:

(i)

subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries;

(ii)	the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and

(iii)

certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”).

Following the implementation of the Recapitalization Transaction, which occurred on May 12, 2011, our most significant financial liabilities are our New Floating Rate Notes which are due December 1, 2013.

Long term-debt interest payments on these New Floating Rates Notes are still expected to be significant and may adversely impact our liquidity position. As LIBOR may fluctuate from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of such interest costs within a given period. Additional declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus jeopardizing our ability to service our principal and future interest obligations owing under the New Floating Rate Notes.

An event of default under the New Notes Indenture would permit the holders of the New Floating Rate Notes to demand immediate repayment of our debt obligations owing thereunder. In this case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

Upon implementation of the Recapitalization Transaction on May 12, 2011, the following material contractual fees were triggered: (i) $5.3 million of participation fees owing to certain of our financial advisors upon the Implementation Date and (ii) $1.0 million of incentive payments owing to the named beneficiaries of the KEIP that was established in accordance with the terms of the RSA. In addition, in accordance with the terms of the Settlement Agreement with QSR described under the Significant Recent Developments section above, we will pay out the first $2.0 million of the prescribed $6.0 million Settlement Amount on May 22, 2011, 10 days after the Plan Implementation Date. The remaining $4.0 million of Settlement Amount will be paid out in installments over a 24 month period. These costs have negatively impacted the Company’s cash and liquidity position subsequent to the first quarter of 2011. The Company expects that it will also continue to incur substantial costs over the next month related to final billings of professional fees incurred with respect to the Recapitalization Transaction.

In accordance with the terms of our Creditor Protection Proceedings, on February 7, 2011, we and certain of our subsidiaries (the “Borrowers”) entered into a definitive agreement with Wells Fargo whereby Wells Fargo provided us with a DIP Facility. On February 25, 2011, following the entry of the Recognition Order, loans under the DIP Facility were made available to us for borrowing. The DIP Facility provided for up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain reserves) of revolving loans to fund working capital requirements and implementation costs during the Recapitalization Transaction. The DIP Facility effectively superseded and terminated the use of the Existing Credit Facility beyond February 7, 2011. Under the terms of the DIP Facility, we were required to apply our domestic post-petition cash collections of the Angiotech Entities to the pre-petition Existing Credit Facility until all obligations outstanding under the Existing Credit Facility were repaid in full. In order to satisfy this requirement, we implemented certain control agreements over bank accounts comprising a substantial portion of our cash balance. These control agreements periodically swept receipts from certain of our deposit accounts into Wells Fargo’s account until such time as the pre-petition obligations owing under the Existing Credit Facility were fully repaid. The DIP Facility was issued on substantially the same terms as the Existing Credit Facility, subject to certain changes to reflect our filing for protection under the Creditor Protection Proceedings and was used to fund daily cash needs prior to the repayment in full of the pre-petition Existing Credit Facility. In accordance with the agreed upon budget provided to Wells Fargo, the proceeds of the DIP Facility were only permitted to be used to pay for working capital requirements, capital expenditures and transaction fees and expenses incurred in connection with the Recapitalization Transaction and the establishment of the DIP Facility. The proceeds were not permitted to be used to pay any debt outstanding prior to the date of the Initial Order, January 28, 2011, including those arising under the Existing Credit Facility.

In accordance with the terms of the RSA, upon consummation of the Recapitalization Transaction, we replaced our Existing Credit Facility and DIP Facility with a new revolving credit facility (the “Exit Facility”) on May 12, 2011. The Exit Facility was used to repay the $22 million outstanding under the DIP Facility. The Existing Credit Facility and DIP Facility were then terminated on the Plan Implementation Date concurrently with our entry into the new Exit Facility.

The Exit Facility provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves and a requirement to keep at least $5.0 million of excess availability at all times) of revolving loans. We currently have $18.5 million outstanding under the Exit Facility, $2.8 million of cash collateralized letters of credit, and $1.3 million of available borrowing room.

Borrowings under the Exit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves. As a result, the amount we are able to borrow at any given time may fluctuate from month to month.

Borrowings under the Exit Facility are secured by certain assets held by certain of our subsidiaries (the “Exit Guarantors”). Under the terms of the Exit Facility, our Exit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Exit Facility and all other related loan documents. Our Exit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the Exit Facility bear interest at a rate equal to, at our option, either (a) the Base Rate (as defined in the Exit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability we have under the Exit Facility on the date of determination or (b) LIBOR Rate (as defined in the Exit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability we have under the Exit Facility on the date of determination. If we default on our obligations under the Exit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, we are required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

In addition to certain customary affirmative and negative covenants, including, but not limited to those related to the incurrence of additional indebtedness, asset sales, the incurrence of liens, and the making of certain investments, dividends and distributions, the Exit Facility also requires us to comply with a specified minimum Adjusted EBITDA, minimum liquidity, maintain $10.0 million in Excess Availability plus Qualified Cash (as defined under the Exit Facility) and comply with a minimum fixed charge coverage ratios. In the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Exit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Company’s other indebtedness. While we are currently in compliance with the covenants specified under the Exit, we cannot guarantee that we will be able to comply with these covenants and related conditions throughout the remainder of 2011 and beyond. A breach of these covenants or failure to obtain waivers to cure any further breaches of the covenants and the restrictions set forth under the Exit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment, thus further straining our working capital position and ability to continue operations.

Our cash resources and any borrowings available under the Exit Facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing sales and marketing initiatives, working capital requirements, debt servicing requirements, research and development initiatives and for general corporate purposes.

Due to numerous factors that may impact our future cash position, working capital and liquidity as discussed below, and the significant cash that will be necessary to continue to execute our business plan, including selected growth and new product development initiatives in our Medical Products segment, initiatives to maintain sales of our existing Medical Products and service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Floating Rate Notes and Existing Floating Rate Notes.

Our cash flows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to changes in drug-eluting stent markets, including the impact of increased competition in such markets and research relating to the efficacy of drug-eluting stents and the sales achieved in such markets by BSC or Cook, the timing and success of product sales and marketing initiatives, sales of existing medical products and new product launches, the timing and success of our research, product development and clinical trial activities, the timing of completing certain operational initiatives, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

Our ability to maintain and sustain future operations will depend upon our ability to: (i) refinance or amend terms of our other existing debt obligations; (ii) remain in compliance with our debt covenants to maintain access to our Exit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improve gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•	maintenance and utilization of the Exit Facility;

•	continued exploration of various other strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•	continued evaluation of budgets and forecasts for certain sales and marketing and research and development programs;

•	selected gross margin improvement initiatives;

•	potential sale of non-productive property, plant and equipment assets; and

•	optimization of day-to-day operating cash flows.

We continue to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to maintain compliance with the terms of financing agreements.

While we believe that we have developed planned courses of action and identified opportunities to mitigate the operating and liquidity risks outlined above, there is no assurance that we will be able to complete any or all of the plans or initiatives that have been identified or obtain sufficient liquidity to execute our business plan. Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that have not yet been identified.

Cash Flow Highlights

	Three months ended March 31,
(in thousands of U.S.$)	2011	2010
Cash and cash equivalents, beginning of period	$33,315	$49,542
Cash used in operating activities	(11,568)	(5,571)
Cash used in investing activities	(803)	(771)
Cash provided by (used in) financing activities	5,791	(16)
Effect of exchange rate changes on cash	176	(415)

Net (decrease) increase in cash and cash equivalents	(6,404)	(6,773)

Cash and cash equivalents, end of period	$26,911	$42,769

Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended March 31, 2011 was $11.6 million compared to cash used by operating activities of $5.6 million for the same period in 2010. The $6.0 million increase in cash usage was primarily due to: (i) a $6.6 million decline in royalty revenue derived from BSC’s sales of TAXUS, offset by a $2.2 million decrease in related license fee costs; (ii) $7.0 million paid for professional fees and expenses related to the execution of our Recapitalization Transaction; (ii) $1.4 million of additional insurance costs required to indemnify existing directors and officers for a period of six years after the Plan Implementation Date;

and (iii) a one-time $4.7 million settlement of an escrow claim with RoundTable that was received in the first quarter of 2010. The increase in cash usage was partially offset by the following items: (i) a decline in overall spending across costs of products sold, research and development expenses and selling, general and administration expenses of approximately $6.5 million; (ii) a $4.9 million decline in overall taxes paid compared to the same period in 2010; and (iii) a one-time $1.0 million payment received on March 31, 2011, that we recorded as deferred revenue, from one of our licensors to reinstate their licensing agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.8 million for the quarters ended March 31, 2011 and March 31, 2010. For the quarter ended March 31, 2011, net cash used in investing activities consists of capital expenditures totaling $0.8 million. Alternatively, for the quarter ended March 31, 2010, net cash used in investing activities consists of capital expenditures of $0.9 million, which was offset by proceeds on disposition of property, plant and equipment of $0.8 million. In addition, during the three months ended March 31, 2010, we also incurred $0.5 million of transaction-related costs relating to our acquisition of certain product candidates and technology assets from Haemacure Corporation.

Cash Flows from Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2011 was $5.8 million compared to the nominal amount of cash used in financing activities for the same comparative quarter in 2010. The $5.8 million of cash provided by financing activities primarily consists of the net $17.0 million of proceeds that were drawn from our DIP Facility, offset by $10.0 million of advances that were repaid under the Existing Credit Facility and $1.3 million spent on financing charges required to secure and complete our DIP Facility with Wells Fargo.

Depending on the level of our liquidity and capital resources, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

At March 31, 2011 and December 31, 2010, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	March 31, 2011	December 31, 2010
Canadian dollars	$2,134	$933
Swiss franc	187	575
Euro	1,970	1,447
Danish krone	1,151	1,090
Other	1,312	1,491

LONG-TERM DEBT

Debt

(a) Subordinated Notes

On March 23, 2006, we issued the Subordinated Notes due on April 1, 2014 in the aggregate principal amount of $250 million. As described under the Recent Significant Developments section above, due to liquidity constraints and in connection with discussions with certain holders of the Subordinated Notes, the Company did not make its $9.7 million interest payment due to holders of the Subordinated Notes on October 1, 2010. On January 28, 2011 the Angiotech Entities commenced the Creditor Protection Proceedings to effectuate an in-court Recapitalization Transaction that would improve our credit ratios, liquidity and financial flexibility. In accordance with the provisions of the RSA, on May 12, 2011 the

Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling our $250 million Subordinated Notes, the SSN Indenture, and $16.0 million of related accrued interest obligations in exchange for 96 % or 12,500,000 of the Company’s new common shares.

The Subordinated Notes were unsecured obligations and bore interest at an annual rate of 7.75% payable semi-annually in arrears on April 1 and October 1 of each year through to maturity. The Subordinated Notes and related guarantees provided by us and certain of our subsidiaries were subordinated in right of payment to the Existing Floating Rate Notes described below and our indebtedness owing under the Existing Credit Facility and DIP Facility. Prior to the implementation of the Recapitalization Transaction, we had the option to redeem all or a part of the Subordinated Notes at the redemption prices stipulated below (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable redemption date if redeemed during the twelve-month period beginning on the dates indicated below:

Year	Percentage (%)
April 1, 2011	101.938
April 1, 2012 and thereafter	100.000

In addition, under certain change of control situations, we would have been required to make an offer to purchase the then-outstanding Subordinated Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest, if any, to the applicable repurchase date.

(b) Existing Floating Rate Notes

The Existing Floating Rate Notes were issued on December 11, 2006 and are due on December 1, 2013. In accordance with the provisions of the RSA, on the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Note for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer. The holders of the Existing Floating Rate Notes that did not participate in the FRN Exchange Offer will continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the Supplement. Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default have been eliminated from the FRN Indenture.

The remaining Existing Floating Rate Notes bear interest at an annual rate of LIBOR plus 3.75%, which is reset quarterly. Interest is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to maturity. As at March 31, 2011, the interest rate on the Existing Floating Rate Notes was 4.0% (December 31, 2010 – 4.1%). The Existing Floating Rate Notes are unsecured senior obligations, which are guaranteed by certain of our subsidiaries, and rank equally in right of payment to all of our existing and future senior indebtedness. The guarantees of our guarantor subsidiaries are unconditional, joint and several.

Under the terms of the Existing Floating Rate Notes, we have the option to redeem all or a part of the remaining Existing Floating Rate Notes at 101% of the principal amount plus accrued and unpaid interest, if any, if redeemed prior to December 1, 2011 and at 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed during the twelve-month period beginning on December 1, 2011. In addition, under certain change of control situations, we were required to make an offer to purchase the then-outstanding Existing Floating Rate Notes at a price equal to 101% of their stated principal amount, plus accrued and unpaid interest to the applicable repurchase date, if any.

(c) New Floating Rate Notes

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness, asset sales and the definitions of asset sales, change of control and permitted liens, including a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•	The New Floating Rate Notes will accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the Company’s debt obligations owing thereunder. In this case, the Company’s current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on the Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain operations.

(d) Covenants

The terms of the New FRN Indenture contains various covenants that impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under the New FRN Indenture specify maximum or permitted amounts for certain types of capital transactions. In addition, the New FRN Indenture contains certain restrictions on asset sales, the use of proceeds and the payment of dividends by us. Under the terms of the New FRN Indenture, all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

The SSN Indenture, which previously contained substantially similar debt covenants, was irrevocably and finally terminated and cancelled upon implementation of the Recapitalization Transaction. Upon the closing of the FRN Exchange Offer on May 12, 2011, the FRN Indenture pertaining to the 0.01% of remaining Existing Floating Rate Notes was amended to eliminate most of the restrictive covenants and events of default therein. The indenture governing the New Floating Rate Notes contains substantially identical covenants and events of default as the FRN Indenture did in its previous form, except with respect to certain modifications to the covenants relating to the incurrence of additional indebtedness, liens and asset sales.

In addition, the Exit Facility includes a number of customary financial covenants, including a requirement to maintain certain levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or make advances, loans or investments. Our Existing Credit Facility and DIP Facility were terminated on the Plan Implementation Date.

Contractual Obligations

During the three months ended March 31, 2011, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2010 Annual Report.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of March 31, 2011, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

As discussed under the Significant Recent Developments section above, on January 28, 2011, the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate an in-court Recapitalization Transaction as contemplated by the provisions under the RSA, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the court appointed Monitor, the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, the Company was not permitted to execute certain transactions without the approval of the applicable courts and Monitor. As such, the consolidated financial statements have been marked as Under Creditor Protection Proceedings as of January 28, 2011 with references to specific note disclosures that provide additional explanations. Specific changes in the application of the Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which have arisen during the CCAA Proceedings were recognized in accordance with the Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). If management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor has been disclosed. Where pre-petition liabilities have been impaired and are expected to be settled at lesser amounts than the Allowed Claim, ASC No. 852 requires that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Company has adjusted the original carrying value to the Allowed Claim amount as approved by the Canadian Court. Where a carrying value adjustment has arisen due to disputes or a change in the amount for goods and services consumed by the Company, the difference has been recorded as an operating item. In contrast, where carrying value adjustments are driven by the settlement provisions of the CCAA Plan or actions of the Canadian Court, the differences have been presented as Reorganization Items.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items may also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Company’s pre-petition debt obligations was recognized only to the extent that: (i) the interest expense was not stayed by the Canadian Court and was expected to be paid during the Creditor Protection Proceedings or (ii) it is probable that interest would be an allowed priority, secured or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as Reorganization Items.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses under ASC No. 310. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the March 31, 2011 balance sheet date.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial results given that it does not currently have any bundled revenue arrangements.

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

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the Company’s financial results.

In December 2010, the FASB issues ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. Given that the Company did not enter into any new business combinations as at March 31, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Company’s $5.4 million of goodwill recognized during the first quarter of 2011. The goodwill was recognized in connection with the Company’s Settlement Agreement with QSR described under the Significant Recent Developments section above.

Future Accounting Pronouncements

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

Upon emergence from Creditor Protection Proceedings, upon the close of business, on May 12, 2011, Company will adopt fresh-start accounting, which requires a comprehensive revaluation of the Company’s assets and liabilities based on the approximated $545 reorganization value that is expected to result from the implementation of the Recapitalization Transaction. As a result, further adjustments will likely be required that may materially impact the current carrying values and classifications of the Company’s assets, liabilities, debt and shareholder’s equity. The Company is still assessing the accounting impact of implementing fresh-start accounting.

Outstanding Share Data

As of March 31, 2011, there were 85,185,497 common shares issued and outstanding for a total of $472.8 million in share capital. At March 31, 2011, we had 3,835,350 CDN dollar stock options, and stock options with tandem stock appreciation rights, which we refer to as awards, outstanding under the Angiotech Pharmaceuticals, Inc. stock option plan (of which 2,409,594 were exercisable) at a weighted average exercise price of CDN$5.72. We also had 3,721,625 U.S. dollar awards outstanding under this plan at March 31, 2011 (of which 2,062,194 were exercisable), at a weighted average exercise price of US$2.23. Pursuant to the 2006 Stock Incentive Plan, holders of each CDN dollar award and U.S. dollar award issued on or after October 1, 2002 may exercise their tandem stock appreciation right instead of the underlying stock option. The holder exercising the underlying stock option receives one common share of Angiotech Pharmaceuticals, Inc. for each option exercised. The holder exercising the tandem stock appreciation right portion of an award receives a portion of a common share of Angiotech Pharmaceuticals, Inc. with a fair value equal to the excess of the fair value of the common share subject to the underlying option at the time of exercise over the option price as set forth in the option agreement. Holders of each CDN dollar stock option issued prior to October 1, 2002 may exercise each option for one common share of Angiotech Pharmaceuticals, Inc.

As of March 31, 2011, there were 78 stock options outstanding in the American Medical Instruments Holdings, Inc. stock option plan (of which 49 were exercisable). Each stock option issued under this plan is exercisable for approximately 3,852 common shares of Angiotech Pharmaceuticals, Inc. at a weighted average exercise price of US$15.44 per option.

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, we expect that unrecognized stock based compensation costs of $1.5 million will be charged to earnings in the second quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2011, we had cash and cash equivalents of $26.9 million (December 31, 2010 – $33.3 million).

Interest Rate Risk

As the issuer of the Existing Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the Existing Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 4.06% at March 31, 2011 (December 31, 2010 – 4.05%). Based upon the average floating rate debt levels of the Company during the three months ended March 31, 2011, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the three months ended March 31, 2011 and March 31, 2010. We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange losses of $0.3 million for the three months ended March 31, 2011 (March 31, 2010 – $0.3 million foreign exchange gains) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 14% of our net revenue for the three months ended March 31, 2011 (March 31, 2010 – 12.4%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended March 31, 2011. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $0.8 million (March 31, 2010 – $0.7 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On April 4, 2011, a meeting was held for Affected Creditors to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. On May 12, 2011, the Recapitalization Transaction was implemented, which effectively eliminated the Company’s $250 million aggregate principal amount of its outstanding Subordinated Notes and related accrued interest obligations in exchange for 96% of the new common shares which were issued as part of the reorganization. In addition, through the Creditor Protection Proceedings, the Company also eliminated $3.9 million of certain of its other its liabilities. On May 12, 2011, the Monitor filed the Monitor’s Certificate with the Canadian Court, confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. As a result, the Angiotech Entities were discharged and released from Creditor Protection Proceedings. For more information on the CCAA Proceedings and Recapitalization Transaction, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with notes 1, 10, 11, 12, 13 and 23 in the unaudited consolidated financial statements for the three months ended March 31, 2011.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•

In EP 1,155,689, the EPO decided to revoke the patent as a result of the oral hearing held on November 25, 2010. Angiotech filed an appeal on March 9, 2011 and has until May 21, 2011 to file its Statement of Grounds of Appeal.

•

In EP 1,159,974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 27, 2010. A Statement of Grounds of Appeal was filed on November 2, 2010. The opponents filed their response to the Statement of Grounds of Appeal on March 10, 2011.

•

In EP 1,159,975, a Notice of Opposition was filed on June 5, 2009. On February 4, 2010, Angiotech requested that the EPO set oral proceedings. On April 20, 2010, Angiotech filed a response to the Opposition, and on December 2, 2010, the opponents filed their response.

•

In EP 0,876,165, the EPO revoked the patent as an outcome of an oral hearing held on June 24, 2009. On August 20, 2009, the Company filed a Notice of Appeal. On April 8, 2010, the opponent filed their response to the appeal.

•	In EP 1,857,236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until May 29, 2011, to file its response.
•	In EP 1,858,243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until May 22, 2011, to file its response.
•	In EP 1,867,288, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical has until July 4, 2011, to file its response.

Item 1A.	Risk Factors

Part I, Item 1A, “Risk Factors,” of the 2010 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. In addition to the risk factors set forth in the 2010 Annual Report, the following risk factors modify and supplement, and should be read in conjunction with, the risk factors disclosed in the 2010 Annual Report. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

Risks Related to Our Business

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Refer to note 1 of the unaudited consolidated financial statements and the Significant Recent Developments section of the Management, Discussion and Analysis for the quarter ended March 31, 2011 for a detailed description of defaults upon senior securities.

Item 4.	RESERVED

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference as indicated below:

Exhibit Number	Description	Location

3.1	First Amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 12, 2011.	Exhibit 3.1, Form 8-K filed on May 16, 2011

3.2	Second Amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 12, 2011.	Exhibit 3.2, Form 8-K filed on May 16, 2011

3.3	Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3.3, Form 8-K filed on May 16, 2011

4.1	Indenture, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for senior secured floating rate notes due 2013.	Exhibit 4.1, Form 8-K filed on May 16, 2011

4.2	Supplemental Indenture, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for senior floating rate notes due 2013.	Exhibit 4.2, Form 8-K filed on May 16, 2011

10.1	Amendment to Executive Employment Agreement with William L. Hunter, M.D.	Exhibit 10.1, Form 8-K filed on April 5, 2011

10.2	Form of Amendment to Executive Employment Agreement.	Exhibit 10.2, Form 8-K filed on April 5, 2011

10.3	Sixth Agreement to Amend the Recapitalization Support Agreement, dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed on April 25, 2011

10.4	Seventh Agreement to Amend the Floating Rate Note Support Agreement, dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of senior floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed on April 25, 2011

Exhibit Number	Description	Location

10.5	Credit Agreement, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Finance, LLC as arranger and administrative agent.	Exhibit 10.1, Form 8-K filed on May 16, 2011

10.6	Registration Rights Agreement, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc. and the investors party thereto.	Exhibit 10.2, Form 8-K filed on May 16, 2011

10.7	Angiotech Pharmaceuticals, Inc. 2011 Stock Incentive Plan.	Exhibit 10.3, Form 8-K filed on May 16, 2011

10.8	Form of Restricted Share Unit Award Agreement (for Canadian participants).	Exhibit 10.4, Form 8-K filed on May 16, 2011

10.9	Form of Restricted Stock Award Agreement (for U.S. participants).	Exhibit 10.5, Form 8-K filed on May 16, 2011

10.10	Form of Stock Option/SAR Award Agreement (for Canadian participants).	Exhibit 10.6, Form 8-K filed on May 16, 2011

10.11	Form of Stock Option/SAR Award Agreement (for U.S. participants).	Exhibit 10.7, Form 8-K filed on May 16, 2011

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: May 16, 2011	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)