Form 10-Q
period 2011-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2011-08-09
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

12,721,354 Common Shares, no par value, as of August 9, 2011

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2011 (unaudited), May 1, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Two Months Ended June 30, 2011, the One Month Ended April 30, 2011, the Four Months Ended April 30, 2011, the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010	4

	Consolidated Statements of Stockholders’ Equity (Deficit) as of June 30, 2011 (unaudited), April 30, 2011 (unaudited), and June 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows (unaudited) for the Two Months Ended June 30, 2011, the One Month Ended April 30, 2011, the Four Months Ended April 30, 2011, the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	90

Item 4.	Controls and Procedures	90

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	92

Item 1A.	Risk Factors	93

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3.	Defaults Upon Senior Securities	94

Item 4.	Reserved	94

Item 5.	Other Information	94

Item 6.	Exhibits	94

SIGNATURES		95

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents [note 6]	$21,637	$30,222	$33,315
Short-term investments [note 7]	5,105	5,294	4,653
Accounts receivable	31,100	36,390	33,494
Income tax receivable	1,427	1,315	669
Inventories [note 3,8]	46,238	57,101	34,631
Deferred income taxes, current portion	0	0	4,102
Deferred financing costs [note 3, 13(e)]	0	0	5,611
Prepaid expenses and other current assets	2,981	3,699	4,649

Total current assets	108,488	134,021	121,124

Assets held for sale [note 10]	0	2,624	0
Property, plant and equipment [note 3,9]	47,086	47,698	46,261
Intangible assets [note 3,11]	371,572	377,500	137,973
Goodwill [note 3]	127,105	127,105	0
Deferred income taxes, non-current portion	2,264	2,292	0
Other assets	416	428	640

Total assets	656,931	691,668	305,998

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities [note 12]	26,667	37,445	36,847
Deferred income taxes, current portion	505	3,544	0
Income taxes payable	1,877	1,485	2,255
Interest payable	1,524	2,279	15,761
Revolving credit facility [note 13(f)]	14,476	22,018	10,000
Debt [note 13 (a) & (b)]	0	0	575,000

Total current liabilities	45,049	66,771	639,863

Deferred leasehold inducement [note 3]	0	0	4,785
Deferred income taxes, non-current portion	94,183	92,114	31,702
Other tax liabilities	5,015	4,835	4,367
Debt [note 13(b)]	325,000	325,000	0
Other liabilities	6	0	9,357

Total non-current liabilities	424,204	421,949	50,211

Shareholders’ equity (deficit)
Predecessor share capital	0	0	472,753
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2011 – nil
December 31, 2010 – 85,180,377
Successor share capital	202,948	202,948
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
May 1, 2011 – 12,721,354
June 30, 2011 – 12,721,354
Additional paid-in capital	0	0	35,470
Accumulated deficit	(14,248)	0	(933,352)
Accumulated other comprehensive income	(1,022)	0	41,053

Total shareholders’ equity (deficit)	187,678	202,948	(384,076)

Total liabilities and shareholders’ equity (deficit)	$656,931	$691,668	$305,998

Liquidity risk [note 1]

Contingencies and commitments [note 16]

Subsequent events [note 21]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company	Predecessor Company
	Two months ended June 30,	One month ended April 30,	Four months ended April 30,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011	2010	2010
REVENUE
Product sales, net	$35,902	$16,365	$69,198	$52,948	$103,928
Royalty revenue	1,068	5,285	10,941	8,886	21,194
License fees	0	24	127	52	105

	36,970	21,674	80,266	61,886	125,227

EXPENSES
Cost of products sold	26,934	8,291	32,219	27,871	53,075
License and royalty fees	50	0	68	1,477	3,714
Research and development	2,829	1,156	5,686	6,853	13,660
Selling, general and administration	12,781	6,191	24,846	22,784	44,382
Depreciation and amortization	5,690	3,088	14,329	8,277	16,651
Write-down of assets held for sale	0	570	570	0	700
Write-down of property, plant and equipment	0	0	215	0	0
Escrow settlement recovery	0	0	0	0	(4,710)

	48,284	19,296	77,933	67,262	127,472

Operating (loss) income	(11,314)	2,378	2,333	(5,376)	(2,245)

Other income (expenses)
Foreign exchange gain (loss)	492	(366)	(646)	919	1,266
Other income (expense)	112	10	34	(333)	(386)
Interest expense	(3,032)	(2,217)	(10,327)	(9,027)	(17,946)
Write-down of investments	0	0	0	(216)	(216)
Loan settlement gain	0	0	0	1,180	1,180

Total other expenses	(2,428)	(2,573)	(10,939)	(7,477)	(16,102)

Loss before reorganization items and income taxes expense	(13,742)	(195)	(8,606)	(12,853)	(18,347)
Reorganization items [note 4]	0	329,826	321,084	—	—
Gain on extinguishment of debt and settlement of other liabilities [note 3,13(a)]	0	67,307	67,307	0	0
Income before income taxes	(13,742)	396,938	379,785	(12,853)	(18,347)
Income taxes	506	(581)	267	1,221	2,422

Net (loss) income	$(14,248)	$397,519	$379,518	$(14,074)	$(20,769)

Basic and diluted net (loss) income per common share [note 18]	$(1.12)	$4.67	$4.46	$(0.17)	$(0.24)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,721	85,185	85,185	85,170	85,164

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid- in-capital	Accumulated Deficit		Accumulated other comprehensive income	Comprehensive loss	Total Shareholder’s Equity (deficit)
	Shares	Amount
Balance at December 31, 2009 (Predecessor)	85,138,081	$472,742	$33,687	-$	866,541	$46,825		-$	313,287

Exercise of stock options	20,890	3							3
Stock-based compensation			423						423
Net unrealized loss on available-for-sale securities, net of taxes ($0)						-1,940	-1,940		-1,940
Cumulative translation adjustment						-1,898	-1,898		-1,898
Net loss					-6,695		-6,695		-6,695

Comprehensive loss							-10,533

Balance at March 31, 2010 (Predecessor)	85,158,971	$472,745	$34,110	-$	873,236	$42,987		-$	323,394

Exercise of stock options	11,305	4							4
Stock-based compensation			479						479
Net unrealized loss on available-for-sale securities, net of taxes ($0)						-358	-358		-358
Cumulative translation adjustment						-2,401	-2,401		-2,401
Net loss					-14,074		-14,074		-14,074

Comprehensive loss							-16,833

Balance at June 30, 2010 (Predecessor)	85,170,276	$472,749	$34,589	-$	887,310	$40,228		-$	339,744

	Common Shares		Additional paid- in-capital	Accumulated Deficit		Accumulated other comprehensive income	Comprehensive loss	Total Shareholder’s Equity (deficit)
	Shares	Amount
Balance at December 31, 2010 (Predecessor)	85,180,377	472,753	35,470		-933,352	41,053			-384,076

Exercise of stock options	5,120	1							1
Stock-based compensation			294						294
Net unrealized gain on available-for-sale securities, net of taxes ($0)						697	697		697
Cumulative translation adjustment						1,231	1,231		1,231
Net loss					-18,001		-18,001		-18,001

Comprehensive loss							-16,073

Balance at March 31, 2011 (Predecessor)	85,185,497	$472,754	$35,764	-$	951,353	$42,981		-$	399,854

Exercise of stock options	0	0							0
Stock-based compensation			1,441						1,441
Net unrealized gain on available-for-sale securities, net of taxes ($0)						640	640		640
Cumulative translation adjustment						254	254		254
Net income					397,519		397,519		397,519

Comprehensive income							398,413

Balance at April 30, 2011 (Predecessor)	85,185,497	$472,754	$37,205		$(553,834)	$43,875			$(0)

Reorganization adjustment: Cancellation of Predecessor common shares	-85,185,497	-472,754			472,754				0
Reorganization adjustment: Issuance of Successor common shares	12,721,354	202,948							202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			-37,205		81,080	-43,875			0

Balance at May 1, 2011 (Successor)	12,721,354	$202,948	$0		$0	$0			$202,948

Net unrealized gain on available-for-sale securities, net of taxes ($0)						-188	-188		-188
Cumulative translation adjustment						-834	-834		-834
Net loss					-14,248		-14,248		-14,248

Comprehensive loss							-15,270

Balance at June 30, 2011 (Successor )	12,721,354	$202,948	$—		$(14,248)	$(1,022)			$187,678

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company	Predecessor Company
	Two months ended June 30, 2011	One month ended April 30, 2011	Four months ended April 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010

OPERATING ACTIVITIES
Net income (loss)	(14,248)	$397,519	$379,518	(14,074)	(20,769)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,416	3,251	15,518	9,243	18,578
Loss on disposition of property, plant and equipment	—	218	218	402	442
Reorganization items [note 4]	—	(329,826)	(321,084)	—	—
Non-cash cost of product sold adjustment from fresh start accounting	9,808	—	—	—	—
Gain on extinguishment of debt and settlement of other liabilities	—	(67,307)	(67,307)	—	—
Write-down of assets held for sale	—	570	570	—	700
Loan settlement gain	—	—	—	(1,180)	(1,180)
Deferred leasehold amortization	—	(72)	(1,300)	2,120	2,120
Deferred income taxes	(760)	(314)	(486)	(124)	(213)
Stock-based compensation expense	—	70	364	479	902
Non-cash interest expense	—	(1,316)	1,523	738	1,456
Other	(106)	270	1,135	(299)	(431)
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 19]	5,389	(1,257)	(10,089)	(8,340)	(17,691)

Cash provided by (used in) operating activities before reorganization items	6,499	1,806	(1,420)	(11,035)	(16,086)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	(3,095)	(10,055)	—	—
Key Employment Incentive Plan fee	(551)	—	—	—	—
Director’s and officer’s insurance	—	—	(1,382)	—	—

Cash used in reorganization activities	(8,656)	(3,095)	(11,437)	—	—

Cash provided by (used in) operating activities	(2,157)	(1,289)	(12,857)	(11,035)	(16,086)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(385)	(142)	(945)	(1,677)	(2,575)
Proceeds from disposition of property plant and equipment	2,624	—	—	—	758
Loans advanced	0	—	—	(95)	(1,015)
Asset acquisition costs	0	—	—	—	(231)

Cash provided by (used in) investing activities	2,239	(142)	(945)	(1,772)	(3,063)

FINANCING ACTIVITIES
Share capital issued	—	—	1	—	—
Deferred financing charges and costs	—	(50)	(1,278)	—	(19)
Net (repayments) advances on Revolving Credit Facility	(7,542)	5,000	12,018	—	—
Proceeds from stock options exercised	—	—	—	4	7

Cash provided by (used in) financing activities before reorganization activities	(7,542)	4,950	10,741	4	(12)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—	—

Cash provided by (used in) financing activities	(8,950)	4,950	10,741	4	(12)

Effect of exchange rate changes on cash and cash equivalents	283	(208)	(32)	(300)	(715)
Net decrease in cash and cash equivalents	(8,585)	3,311	-3,093	(13,103)	(19,876)
Cash and cash equivalents, beginning of period	30,222	26,911	33,315	42,769	49,542

Cash and cash equivalents, end of period	$21,637	$30,222	$30,222	$29,666	$29,666

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), Angiotech Pharmaceuticals Inc. (“Angiotech”) implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares of Angiotech (the “Recapitalization Transaction”). In connection with this Recapitalization Transaction and as discussed below, Angiotech adopted fresh start accounting on April 30, 2011 (the “Convenience Date”). Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, Angiotech is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. With the exception of the accounting changes described below and in note 2, the accounting policies used in the preparation of these interim consolidated financial statements are the same as those applied in the Predecessor Company’s 2010 Annual Report filed on Form 10-K. The information included in this Quarterly Report on Form 10-Q should therefore be read in conjunction with the consolidated financial statements and accompanying notes included in Angiotech’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 16, 2011.

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity (deficit) and consolidated statements of cash flows at June 30, 2011 and for all periods presented, have been made.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year-end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

RECAPITALIZATION TRANSACTION & EMERGENCE FROM CREDITOR PROTECTION PROCEEDINGS

Over the past several years, revenues in the Predecessor Company’s Pharmaceutical Technologies segment, specifically royalties derived from sales of TAXUS® coronary stent systems (“TAXUS”) by Boston Scientific Corporation (“BSC”), declined significantly. These declines led to significant constraints on the Predecessor Company’s liquidity, working capital and capital resources, which adversely impacted its ability to continue to support its business initiatives and service debt obligations. As a result, after extensively exploring a range of financial and strategic alternatives and conducting negotiations with a significant percentage of the holders of its outstanding indebtedness, the Predecessor Company announced that it had successfully completed its Recapitalization Transaction.

On January 28, 2011, Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) with the Supreme Court of British Columbia (the “Canadian Court”). The CCAA Proceedings were commenced in order to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”) under the CCAA. In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On February 22, 2011, the U.S. Court granted an order that, among other things, recognized the CCAA Proceedings as a foreign main proceeding and provided that the Initial Order would be enforced on a final basis and given full force and effect in the United States (the “Recognition Order”).

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. On the Plan Implementation Date, the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares of the Successor Company issued in accordance with the terms of the CCAA Plan. All other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3.

On May 12, 2011, the Predecessor Company also entered into a new credit facility (as amended on July 14, 2011, the “Exit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) which provides for potential borrowings up to $28 million (see note 13 (f)). The Exit Facility was used to effectively repay the $22 million of borrowings outstanding under the Predecessor Company’s debtor-in-possession credit facility (the “DIP Facility”) with Wells Fargo as at May 12, 2011, which was net of $3 million of cash remitted as collateral for secured letters of credit. The DIP Facility was used to support working capital needs and general corporate expenses during the implementation of the CCAA Plan and permitted the Predecessor Company to make revolving credit loans and provide letters of credit in an aggregate principal amount (including the face amount of any letters of credit) of up to $28.0 million. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan. The Predecessor Company incurred approximately $1.5 million in fees to obtain and complete the Exit Facility.

During the one and four months ended April 30, 2011, the Predecessor Company incurred approximately $9.0 million and $17.9 million of professional fees (see note 4), respectively. These fees were paid to the Predecessor Company’s court appointed monitor Alvarez & Marsal Canada, Inc. (the “Monitor”) as well as the Predecessor Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

On the Plan Implementation Date, the Monitor delivered a certificate (the “Monitor’s Certificate”) to the Angiotech Entities and the Subordinated Noteholders’ advisors confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan (refer to note 3 for more detailed information). On May 12, 2011, upon the close of business, following the filing of the Monitor’s Certificate with the Canadian Court and the implementation of the CCAA Plan, the Angiotech Entities emerged from Creditor Protection Proceedings. As a result, the charges on Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

Fresh-Start Accounting

On the Effective Date, the Predecessor Company completed the Recapitalization Transaction and emerged from Creditor Protection Proceedings. Under ASC No. 852 – Reorganization, the Predecessor Company was required to adopt fresh-start accounting based on the following conditions being met: (i) our total post petition liabilities and allowed claims exceeded the Successor Company’s reorganization value, which resulted from the Recapitalization Transaction, and (ii) pre-petition stockholders received less than 50% of the new common shares issued under the CCAA Plan, thereby resulting in a substantive change in control.

Management elected to apply fresh-start accounting on the Convenience Date of April 30, 2011 after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference. Material adjustments resulting from the reorganization and the application of fresh-start accounting have therefore been reflected in the May 1, 2011 consolidated balance sheet and the consolidated statements of operations for the one and four months ended April 2011. Material cash payments of $8.7 million made in May 2011, related to the Recapitalization Transaction, have been reflected in the period subsequent to the Convenience Date.

Upon implementation of fresh-starting accounting, Angiotech comprehensively revalued its assets and liabilities and eliminated its deficit, additional paid-in-capital and accumulated other comprehensive income balances (see note 3). Debt and equity were also re-measured based on their estimated fair values (excluding cash and cash equivalents and short term investments), which was substantively derived from a set of financial projections for the Successor Company. As the estimated enterprise value calculated for the purposes of fresh start accounting is dependent on the achievement of future financial results and various assumptions, there is no assurance these financial projections will be realized to support the estimated enterprise value.

Given that the reorganization and adoption of fresh-start accounting results in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. The results for the second quarter of 2011 include the two months ended June 30, 2011 of the Successor Company and the one month ended April 30, 2011 of the Predecessor Company. Overall, the reorganization and fresh-start accounting adjustments have materially impacted the current carrying values and classifications of certain of Angiotech’s assets, liabilities, debt and shareholder’s equity balances.

LIQUIDITY RISK

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities. Although Angiotech has completed the Recapitalization Transaction and emerged from its Creditor Protection Proceedings as described above, it continues to face a number of risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to meet its contractual obligations and support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Successor Company’s liquidity position, cash flows and future operating results throughout the remainder of 2011 and the for foreseeable future. The more significant risks and uncertainties have been summarized as follows:

•

The Successor Company’s most significant financial liability is its $325 million of new Senior Floating Rate Notes (“New Floating Rate Notes”) due December 1, 2013 (see the notes 3 and 13 (b)). During the two months ended June 30, 2011 the Successor Company incurred $2.8 million of interest expense on the New Floating Rate Notes. The interest rate on the New Floating Rate Notes resets quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. As at June 30, 2011, the New Floating Rate Notes bore an interest rate of 5.0% (December 31, 2010 – 4.1%). An increase in LIBOR could impact the Successor Company’s ability to service its future interest obligations owing under the New Floating Rate Notes. Furthermore, there is no assurance that the Successor Company will be able to refinance the New Floating Rate Notes when they become due on December 1, 2013.

•

The Successor Company has a Exit Facility with Wells Fargo for $28 million (see note 13(f)). As at June 30, 2011, the Successor Company had $22.0 million outstanding under the Exit Facility, $2.8 million in secured letters of credit issued under the Exit Facility, and $4.0 million of available borrowing capacity. During the two months ended June 30, 2011, the Successor Company incurred $0.2 million of interest expense on borrowings under the Exit Facility. The Successor Company expects to incur further interest charges on its borrowings under the Exit Facility. As discussed in note 13(f), utilization of the Exit Facility is subject to a borrowing base formula based on the value of certain finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Successor Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that it will continue to comply with the covenants specified under the Exit Facility and future borrowing arrangements in 2011 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Exit Facility may limit the Successor Company’s ability to obtain additional advances or result in demands for accelerated repayment, thus further straining the Successor Company’s working capital position and ability to continue operations.

•

Angiotech has a history of reporting losses and reported a net loss of $14.2 million for the two months ended June 30, 2011. For the two months ended June 30, 2011, Angiotech’s cash resources decreased by $8.6 million, of which $8.7 million was used to fund the reorganization activities of the Predecessor Company and $7.5 million was used to repay amounts owing under the Exit Facility, partly offset by $6.5 million of funds generated from operating activities and $2.2 million generated from investing activities. Further operating losses and negative operating cash flows would adversely impact the Successor Company’s liquidity position and its ability to meet its future obligations.

•

As reported in note 16, Angiotech has entered into various research and development collaboration agreements, under which it may be required to participate in certain cost sharing or funding arrangements. Angiotech may also be obligated to make certain royalty and milestone payments contingent upon the achievement of contractual development, collaboration, regulatory and/or commercial milestones, which are not necessarily within its control. As such, acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes may trigger contingent payments earlier than currently expected, thus negatively impacting the Successor Company’s cash flows and liquidity position.

The Successor Company’s ability to maintain and sustain its future operations will depend upon its ability to: (i) restructure, refinance or amend terms of its other existing debt obligations; (ii) remain in compliance with its debt covenants to maintain access to its Exit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improve gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

The Successor Company’s future plans and current initiatives to manage its operating and liquidity risks include, but are not limited to the following:

•	Utilization of the Exit Facility;

•	Continued exploration of various other strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•	Continued evaluation of budgets and forecasts for certain sales and marketing activities and certain research and development programs;

•	Implementation of selected gross margin improvement initiatives;

•	Potential sale of non-productive property, plant and equipment assets; and

•	Optimization of day-to-day operating cash flows.

Management continues to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and establishing programs to maintain compliance with the terms of financing agreements.

While management believes that it has developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there is no assurance that the Successor Company will be able to complete any or all of the plans or initiatives that have been identified or obtain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Successor Company’s liquidity position that have not yet been identified.

2.	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Estimates are used when accounting for the collectability of receivables, valuation of deferred tax assets, provisions for inventory obsolescence, accounting for manufacturing variances, determining stock-based compensation expense and reviewing goodwill and long-lived assets for impairment. Actual results may differ materially from these estimates.

Predecessor Company’s Accounting Policies

As discussed in note 1 above, on January 28, 2011, the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate the Recapitalization Transaction, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the court appointed Monitor, the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, the Company was not permitted to execute certain transactions without the approval of the applicable courts and Monitor.

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization. Among other things, ASC No. 852 requires that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4) and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post petition liabilities (see note 3). These specific changes in the application of the Predecessor Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Where management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor was disclosed. Where pre-petition liabilities were impaired and were expected to be settled at lesser amounts than the Allowed Claim, ASC No. 852 required that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Predecessor Company adjusted the original carrying value to the Allowed Claim amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item (see note 4). As at June 30, 2011, all distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order were settled and the Company had no further Liabilities Subject to Compromise.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items may also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Predecessor Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Predecessor Company’s debt obligations was recognized only to the extent that: (i) the interest expense was not stayed by the Canadian Court and was paid during the Creditor Protection Proceedings or (ii) interest was an allowed priority, secured claim or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as a Reorganization Item.

(d) Fresh-Start Accounting

As described in note 1 and note 3, upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech comprehensive revalued its assets and liabilities. All assets and liabilities on the May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, the Company recorded goodwill of $127 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see note 3). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. Disclosure of the following additional information is also required:

(i)	Adjustments to the historical amounts of individual assets and liabilities

(ii)	The amount of debt forgiveness

(iii)	Significant matters relating to the estimation and determination of reorganization value, including all of the following:

•

The method or methods used to determine reorganization value and factors such as discount rates, tax rates, the number of years for which cash flows are projected, and the method of determining terminal value

•	Sensitive assumptions where there is a reasonable possibility of variation that may significantly affect the measurement of the reorganization value

•	Assumptions about anticipated conditions that are expected to be different from current conditions, unless otherwise apparent.

Successor Company’s Accounting Policies

Other than the changes in accounting policies described below in these interim consolidated financial statements, the Successor Company has adopted the same accounting policies as the Predecessor Company as described in note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the 2010 Annual Report.

(a) Property, plant and equipment

As described in note 3, upon implementation of fresh start accounting on April 30, 2011, Angiotech’s property, plant and equipment were re-measured and recorded at their fair values totaling $47.7 million. Effective May 1, 2011, the fair value of $47.7 million is effectively the new cost base for the Successor Company’s property, plant and equipment. As such, the Successor Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

Buildings	30 – 40 years
Leasehold improvements	Term of the lease
Manufacturing equipment	3 – 10 years
Research equipment	3 – 5 years
Office furniture and equipment	2 – 10 years
Computer equipment	1 – 5 years

Where the Successor Company has property, plant and equipment under construction, these assets are not depreciated until they are in use.

(b) Intangible assets

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

Customer relationships	10 – 20 years
Trade names and other	9 – 20 years
Patents	5 – 20 years
Core and developed technology	10 – 20 years

(c) Recently adopted accounting policies

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-17, Revenue Recognition Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The adoption of this standard had no material impact on the Successor Company’s recognition of revenue from current collaboration and revenue contracts.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Successor Company’s financial results given that it does not currently have any bundled revenue arrangements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Successor Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the June 30, 2011 balance sheet date.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 did not have a material impact on the Successor Company’s financial statements given that it relates to disclosure and presentation only.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the Successor Company’s financial results.

In December 2010, the FASB issues ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. Given that the Successor Company did not enter into any new business combinations as at June 30, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issues ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Successor Company’s $127 million of goodwill recognized upon implementation of fresh start accounting on April 30, 2011 (see note 3 and 11 (b)).

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The new guidance temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is currently anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard did not have a material impact on the Successor Company’s consolidated financial statements.

(d) Future Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU No. 2011-02 provides creditors with additional guidance or clarification in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. In addition, ASU No. 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20, Receivables: Deferred of the Effective Date of Disclosures about Troubled Debt Restructurings. ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The Successor Company is still assessing the potential impact that ASU No. 2011-02 may have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Successor Company is still assessing the potential impact that ASU No. 2011-04 may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has elected to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Alternatively, the amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The purpose of the amendment is to: (i) increase the prominence of items reported in other comprehensive income and (ii) facilitate the convergence of U.S. GAAP and IFRS. The amendment under ASU No. 2011-05 should be applied retrospectively. For public entities, the amendment is effective for fiscal and interim periods beginning after December 15, 2011. However, for non-public entities, the amendment is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Given that the amendment relates to disclosure and presentation only, the Successor Company does not expect that the adoption of ASU No. 2011-05 will have a material impact on its financial statements.

3.	REORGANIZATION AND FRESH-START REPORTING

As discussed in note 1, on May 12, 2011 the CCAA Plan became effective and Angiotech emerged from Creditor Protection Proceedings. In accordance with the provisions of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or prior to the Plan Implementation Date:

(i)	Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)	Angiotech’s Articles and Notice of Articles were amended to: (a) eliminate the class of existing common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of new common shares under the Successor Company with similar rights, privileges, restrictions and conditions attached to the previous class of common shares.

(iii)	The Predecessor Company’s Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)	12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of the Predecessor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the indenture related to the Subordinated Notes (the “SSN Indenture”) remains in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)	Holders of 99.99% of the aggregate principal amount outstanding of the Predecessor Company’s $325 million senior floating rate notes (the “Existing Floating Rate Notes”) tendered their Existing Floating Rate Notes and consents in the FRN Exchange Offer. The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). Those holders of the Existing Floating Rate Notes who did not tender their Existing Floating Rate Notes and consents continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the supplement dated May 12, 2011, by and among the Successor Company, Deutsche Bank National Trust Company, as successor trustee, and the guarantors thereto (the “Supplement”). Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default contained in the FRN Indenture were deleted.

(vi)	Angiotech entered into the Exit Facility (see note 13(f)). As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan.

(vii)	The Predecessor Company established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to the Predecessor Company and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third is scheduled to be paid on August 10, 2011.

(viii)	The Predecessor Company established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to the Predecessor Company and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries were granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully-diluted basis, on or prior to May 19, 2011. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction.

(ix)	The Successor Company appointed a new board of directors.

(x)	The Successor Company paid transaction fees of $5.3 million on May 12, 2011 to certain of its financial advisors.

(xi)	The Successor Company placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan (see note 3). Distributions were paid to Affected Creditors, other than Subordinated Noteholders, in May, 2011.

(xii)	The Settlement Agreement with QSR described in note 16 was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, $2 million was paid to QSR on May 26, 2011.

(xiii)	The Amended and Restated Forbearance Agreement with Wells Fargo was terminated.

As discussed in note 1 and 2 above, fresh-start accounting was applied on the April 30, 2011 Convenience Date in accordance with ASC No. 852, pursuant to which: (i) the reorganization value was allocated to Angiotech’s assets and liabilities in accordance with ASC No. 805 – Business Combinations, which requires that assets and liabilities be stated at their fair values and (ii) the Predecessor Company’s deficit, additional paid-in-capital and accumulated other comprehensive income were eliminated.

Enterprise Valuation

The going concern enterprise value of the Successor Company’s operations for the purposes of fresh start accounting was estimated to be within a range of $450 million to $580 million, excluding the value of cash and cash equivalents and short term investments. Management determined that $517 million was the best estimate of the Successor Company’s enterprise value. The reorganization value approximates the fair value of the Successor Company before considering liabilities and is intended to estimate the amount that a willing arms-length buyer might pay for the assets of the entity immediately after the reorganization.

in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222
Short-term investments	5,294
Non-interest bearing liabilities	139,423

Reorganization value to be allocated to assets	$691,668
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	564,563

Unallocated reorganization value attributed to goodwill	127,105

The enterprise value was estimated based on fair values derived from discounted cash flow (“DCF”) analyses and comparable company analyses, evaluated for each of the following product or revenue categories which were selected due to their differing maturity and development stages, market and growth characteristics:

•	Proprietary Medical Products: relates to certain product lines which contain certain technological advantages and exhibit higher growth potential.

•

Base Medical Products: relates to more mature finished product lines as well as medical device components that are manufactured by the Angiotech and sold to other third-party medical device manufacturers who assemble these components into finished medical devices.

•	Royalty: relates to royalty revenues generated from licensing Angiotech’s proprietary paclitaxel and other technologies to various partners.

Under a DCF analysis, which is an income approach valuation methodology, the expected future cash flows of an asset or business are discounted to their present value using a rate of return that is assumed commensurate with current investor yield requirements and risk considerations for similar asset investments.

The estimated DCF fair value for Angiotech’s Proprietary Medical Products was derived from the present value of the Successor Company’s unlevered after-tax free cash flows based on an eight year financial projection, including certain adjustments and an estimate of terminal value. The following inputs and assumptions were applied to calculate the DCF fair value of the Successor Company’s Proprietary Medical Products: discount rates of 16-19% and perpetuity growth rates of 2-4%.

The estimated DCF fair value for Angiotech’s Base Medical Products was derived from the present value of the Successor Company’s unlevered after-tax free cash flows as derived from sales of these products, based on a five year financial projection, including certain adjustments and an estimate of value beyond the five year horizon (i.e. terminal value). The following inputs and assumptions were applied to calculate the DCF fair value of the Company’s Base Medical Products: discount rates of 9-12% and perpetuity growth rates of 1-2%.

The estimated DCF fair value of Angiotech’s royalty revenues was calculated by estimating the present value of the various categories of expected royalty revenue, using rates of ranging from 12-32.5%.

Comparable company analysis estimates the fair value of a company based on a relative comparison with other publicly traded companies that have similar financial and operating characteristics. The enterprise value for each selected company examined is calculated by using current market capitalization as the value of its equity securities plus the aggregate value of the debt outstanding and non-controlling interests. These enterprise values are commonly expressed as multiples of certain key performance metrics such as Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The fair value of the Angiotech’s Base Medical Products under this method was estimated by applying multiples ranging from 7-9X to EBITDA of a particular year. The fair value of Angiotech’s Proprietary Medical Products under this method was estimated by applying multiples ranging from 1.25 – 2x revenue of a particular year.

The product and revenue categories used to derive enterprise value, which are based on subjective estimates and assumptions, differ from the actual reporting segments used by management to monitor and manage the business. Operating results are tracked and maintained in the Company’s accounting records consistent with the reporting segments identified in note 17.

Summary of Reorganization and Fresh Start Accounting Adjustments

The following table and accompanying footnotes summarizes the impact of the Recapitalization Transaction and fresh-start accounting:

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	April 30, 2011					May 1, 2011
	Predecessor Company	Reorganization adjustments	Footnote	Fresh-start accounting adjustments	Footnote	Successor Company
ASSETS
Current assets
Cash and cash equivalents [note 6]	$30,222	$—		$—		$30,222
Short-term investments [note 7]	5,294	—		—		5,294
Accounts receivable	36,390	—		—		36,390
Income tax receivable	1,315	—		—		1,315
Inventories [note 3,8]	37,485	—		19,616	a	57,101
Deferred income taxes, current portion	2,534	207	7	(2,741)	b	—
Prepaid expenses and other current assets	3,699	—		—		3,699

Total current assets	116,939	207		16,875		134,021

Assets held for sale [note 10]	2,481	—		143	c	2,624
Property, plant and equipment [note 3,9]	40,275	—		7,423	c	47,698
Intangible assets [note 3,11]	127,034	—		250,466	d	377,500
Goodwill [note 3]	5,367	—		121,738	j	127,105
Deferred financing costs [note 3,13(e)]	3,146	1,226	1	(4,372)	e	—
Deferred income taxes, non-current portion	2,414	—	7	(122)	b	2,292
Other assets	428	—		—		428

Total assets	298,084	1,433		392,151		691,668

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities [note 12]	25,623	11,822	1, 2, 3, 6	—		37,445
Deferred income taxes, current portion	—	—		3,544	b	3,544
Income taxes payable	1,485	—		—		1,485
Interest payable on long-term debt	2,279	—		—		2,279
Exit credit facility [note 13(f)]	22,018	—		—		22,018

Total current liabilities	51,405	11,822		3,544		66,771

Liabilities subject to compromise [note 3]	270,624	(270,624)	6	—		—

Deferred leasehold inducement [note 3]	3,485	—		(3,485)	f	—
Deferred income taxes, non-current portion	31,851	—		60,263	b	92,114
Other tax liabilities	4,835	—		—		4,835
Debt [note 13 (a) & (b)]	325,000	—		—	h	325,000
Other liabilities	9,388	—		(9,388)	g	—

Total non-current liabilities	374,559	—		47,390		421,949

Contingencies and commitments [note 16]

Shareholders’ equity (deficit)
Predecessor share capital	472,754	(472,754)	5	—		—
Authorized:
2000,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2011 – nil
December 31, 2010 – 85,180,377
Successor share capital	—	202,948	6	—		202,948
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
May 1, 2011 – 12,721,354
June 30, 2011 – 12,721,354
Additional paid-in capital	35,834	1,371	4	(37,205)	i	—
Accumulated deficit	(950,967)	528,670	2, 3, 4, 5, 6	422,297	i	—
Accumulated other comprehensive income	43,875	—		(43,875)	i	—

Total shareholders’ equity (deficit)	(398,504)	260,235		341,217		202,948

Total liabilities and shareholders’ equity (deficit)	$298,084	$1,433		$392,151		$691,668

Reorganization Adjustments

(1)	Represents the deferral and capitalization of $1.2 million of financing costs incurred during May 2011 to secure and complete the Exit Facility in accordance with the provisions of the CCAA Plan. During the three months ended March 31, 2011, the Predecessor Company deferred and capitalized $0.3 million of financing costs related to the initial setup of the Exit Facility.

(2)	On May 12, 2011, the successful completion of the Recapitalization Transaction triggered certain contractual participation fees of $5.4 million payable to certain of the Predecessor Company’s financial advisors. In addition, the Predecessor Company accrued a further $3.6 million of professional fees owing to the Monitor and the Predecessor Company’s and participating Subordinated Noteholder’s financial and legal advisors for services incurred to execute and complete the Recapitalization Transaction.

(3)	Upon successful completion of the Recapitalization Transaction on the Plan Implementation Date, the Company incurred a $1.0 million incentive payment owing to the named beneficiaries of the KEIP.

(4)	In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.

(5)	The $473 million reorganization adjustment reflects the cancellation of the Predecessor Company’s existing common stock in accordance with the provisions of the CCAA Plan.

(6)	Prior to the implementation of the CCAA Plan, the Predecessor Company identified $270.6 million of Liabilities Subject to Compromise, which consisted of the following: $250 million of Subordinated Notes, $16 million of interest obligations related to the Subordinated Notes and $4.5 million of general accounts payable and accruals. Liabilities subject to compromise primarily represented unsecured pre-petition obligations of the Angiotech Entities that were subject to impairment and settlement at lesser amounts through the Creditor Protection Proceedings. Under the terms of the Creditor Protection Proceedings, any actions to enforce or otherwise effect payment of these liabilities were stayed. As a result, as at April 30, 2011, these liabilities were classified separately as liabilities subject to compromise on the consolidated balance sheet of the Predecessor Company and recorded at claim amounts allowed or expected to be allowed by the Canadian Court under the CCAA Plan. Management was able to develop reasonable estimates of the all Affected Creditors’ claims. In addition, allowed claims did not include any intercompany amounts. Liabilities subject to compromise excluded: (i) the unsecured Existing Floating Rate Notes and accompanying interest, which remained uncompromised in accordance with the terms of the CCAA Plan; (ii) post-petition liabilities incurred after the commencement of the CCAA Proceedings; (iii) pre-petition liabilities that were expected to be paid in full in accordance with the CCAA Plan, or applicable laws or provisions of CCAA and the U.S. Bankruptcy Code; (iv) negotiated settlements which were approved by the Canadian Court and (v) claims from creditors that were specifically named as Unaffected Creditors under the CCAA Plan. Liabilities that were subject to compromise were subject to adjustment based on: (i) approvals and orders granted by the Canadian Court, (ii) negotiated settlements and resolution of disputed claims, and (iii) repudiation or rejection of existing contracts.

In accordance with the terms of the CCAA Plan, the maximum amount of distributions that were permitted to be made to Affected Creditors; excluding holders of the Subordinated Notes; was $4.0 million. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive $0.16 on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. As a result, this $4.5 million of distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order (excluding Subordinated Noteholders) were effectively settled for $0.4 million in cash on the Plan Implementation Date.

In accordance with the application of fresh start accounting on the Convenience Date, the $4.1 million recovery was recorded as part of the reorganization adjustments on the April 30, 2011 and the $0.4 million of Affected Creditors Claims that were settled on the Plan Implementation Date were reclassified from Liabilities subject to compromise to regular accounts payable and accrued liabilities. In addition, on May 12, 2011, the Predecessor Company’s $250 million Subordinated Notes and $16 million of related interest obligations (identified as Liabilities Subject to Compromise prior to the implementation of the CCAA Plan), were eliminated in exchange for 12,500,000 new common shares as follows:

Amount (000’s)

Predecessor Company liabilities subject to compromise:
Subordinated Notes	$250,000
Pre-petition interest payable on Subordinated Notes	16,145
Trade accounts payable and accruals	4,480
Less: new common shares issued to satisfy Subordinated Noteholders’ claims	202,948
Less: cash settlement of lender claims related to trade accounts payable and accruals	370

Gain on extinguishment of debt and settlement of other liabilities	$67,307

As at June 30, 2011, the Company had no further liabilities that were subject to compromise.

(7)	The implementation of the Recapitalization Transaction triggered forgiveness of indebtedness of approximately $67.3 million, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management has evaluated other tax implications of the reorganization and has determined that they did not have a significant impact on the tax balances.

Fresh-Start Accounting Adjustments - Allocation of Reorganization Value to Assets and Liabilities

In accordance with ASC No. 805 – Business Combinations, the Company’s reorganization value of $692 million, which was derived from its estimated enterprise value, was allocated to its assets and liabilities based on their estimated fair values. Deferred income taxes were recorded in accordance with ASC No. 740. The reorganization value was first assigned to tangible and identifiable intangible assets. The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill of $127 million.

The assumptions used and approaches applied on April 30, 2011 to derive the estimated fair values of Angiotech’s assets and liabilities are summarized as follows:

a) Inventory

The $57.1 million estimated fair value of inventory was estimated as follows:

•	Raw materials – no fair value adjustments were recorded on account of raw materials given that their existing carrying values were determined to be representative of current replacement costs.

•

Work-in-process inventory (“WIP”) – the fair value of WIP was determined based on estimated selling prices less conversion costs to complete manufacturing, selling and disposal costs, and a reasonable profit allowance for manufacturing and selling efforts. When selecting the estimated selling prices for WIP, management applied the fair value concept of “best and highest use” by assessing the principal and most advantageous market where the highest profit margin could be obtained.

•

Finished goods inventory – the fair value of finished goods was determined based on estimated selling prices of inventory on hand less selling and disposal costs, including a reasonable profit allowance for selling efforts.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s inventory:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Raw materials	$10,705	$10,705
Work in process	25,978	13,908
Finished goods	20,418	12,872

Total	$57,101	$37,485

b) Deferred income taxes and other tax liabilities

Deferred income taxes have been adjusted to reflect the tax effects of differences between the estimated fair value of identifiable assets and liabilities and their tax basis and the benefits of any unused tax losses, tax credits, other tax attributes to the extent that theses amounts are more likely than not to be realized.

c) Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment were recorded at their estimated fair values totaling $47.7 million based on the highest and best use of these assets. Assets held for sale were recorded at $2.6 million, which represents their fair value less cost to sell. The following approaches were applied to determine fair value:

•

The market approach or sales comparison approach utilizes recent sales or offerings of similar assets to derive a probable selling price. Under this method, certain adjustments may be made to compensate for differences in age, condition, operating capacity and the recentness of comparable transactions.

•

The cost approach considers the current costs required to construct, purchase or replace similar assets. This approach incorporates certain assumptions about the age and estimated useful lives of the assets under consideration, which may include adjustments for the following factors:

•	Physical deterioration: refer to the loss in value resulting from wear and tear, deterioration, deferred maintenance, exposure to the elements, age and design flaws.

•	Functional obsolescence: refers to the loss in value resulting from impediments or factors specific to the asset under consideration, which prevents it from operating efficiently or as intended.

•	Economic obsolescence: refers to the loss in value resulting from external factors such as market conditions, environmental conditions, or regulatory changes.

•	Assets held for sale were adjusted to their estimated fair value less selling costs based on recent purchase offers received.

•

Third party appraisers were engaged to assess the estimated value of land and buildings. A combination of the sales comparison and income based approaches were used to estimate the value of land and buildings.

•	Cost and market approaches were used to fair value leasehold improvements, manufacturing equipment, research equipment, office furniture & equipment and computer equipment.

•	The current carrying values of construction-in-progress (“CIP”) assets were determined to be representative of fair value.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s property, plant and equipment:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Land	$3,645	$4,810
Building	14,645	11,775
Leasehold Improvements	6,430	9,426
Manufacturing equipment	19,407	12,353
Research equipment	401	183
Office furniture and equipment	1,188	327
Computer equipment	1,982	1,401

Total	$47,698	$40,275

Assets held for sale	$2,624	$2,481

d) Intangible Assets

The $377.5 million fair value of intangible assets was estimated using the following income approach methodologies:

•

The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual or excess cash flows generated by an asset and discounting those cash flows to the present. The method substantially resembles a “traditional” financial projection for a company, which includes revenues, costs of goods sold, operating expenses and taxes projected for the next several years based on reasonable assumptions. Unlike a traditional financial projection, however, the excess earnings methodology requires the application of contributory asset charges. These charges represent the return on and of all contributory assets, and are applied in order to estimate the “excess” earnings generated by the subject intangible asset. Contributory asset charges typically include payments for the use of working capital, tangible assets and other intangible assets.

•

The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, an independent licensor would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset.

•

Angiotech has several trade names, with estimated economic lives of approximately 20 years, for which fair values were estimated using the relief from royalty method. Royalty rates ranged from 0.7% and 3% and discount rates ranged from 16% to 25% depending on factors such as age, profitability, degree of importance and competition.

•

Customer relationships and developed technologies fair values were estimated using the excess earnings method with estimated economic lives of approximately 20 years. The residual/excess cash flows were discounted at rates ranging from 15% to 40% to reflect required returns and risk associated with the development stage and market acceptance of certain products. Attrition rates ranging from 1% to 13% were assumed in determining the estimated fair value of various existing customer relationships.

•

Angiotech’s patents’ fair values were estimated using the relief from royalty method over estimated economic lives of approximately 5 to 14 years. Royalty rates ranged from 8% to 15% and discount rates ranged from 15% to 40% to reflect risk associated with the patents’ development stage and market acceptance.

•	A tax rate of 30% was assumed in determining the value of each category of intangible assets.

The following tables summarize the estimated respective fair values and book values of the Successor Company’s and Predecessor Company’s intangible assets:

May 1, 2011 Fair Values
Successor Company
Customer relationships	$171,000
Trade names and other	25,200
Patents	113,900
Core and developed technology	67,400

$377,500

April 30, 2011 Net book value
Predecessor Company
Acquired technologies	$47,046
Customer relationships	56,630
In-licensed technologies	16,870
Trade names and other	6,488

$127,034

e) Deferred financing costs

The estimated fair value of the $4.4 million deferred financing costs was determined to be nil and written off upon application of fresh start accounting.

f) Deferred leasehold inducements

The estimated fair value of the $3.5 million deferred leasehold inducements was determined to be nil upon application of fresh start accounting given that the inducements received are non-refundable, not transferable to a third party and are not expected to give rise to any real cash flows in the future. Furthermore, as current lease rates applicable to the properties under consideration were determined to be reflective of current market rates, no provisions were required to adjust the Company’s current rental agreements to market rates.

g) Other long term liabilities

The following items were adjusted in other long term liabilities:

•

Prior to the application of fresh start accounting, the Predecessor Company had $2.2 million of deferred revenue related to upfront fees received from licensors for certain licensing arrangements. While the Successor Company still has an ongoing obligation to provide the licensors with access to the relevant licenses, no further costs are expected to service or maintain the license and related deferred revenue liability. As such, the fair value of the deferred revenue liability was determined to be nil upon application of fresh start accounting.

•

Pursuant to a 1997 license agreement (“NIH License Agreement”) with National Institutes of Health (“NIH”), the Company agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS® sales by BSC and sales of the ZilverTM-PTXTM paclitaxel-eluting peripheral stent (“Zilver”) by Cook Medical Inc (“Cook”). Prior to the application of fresh start accounting, the Company had a $7.2 million accrual for royalty fees and interest owing to the National Institutes of Health (“NIH”) under this licensing arrangement for the use of certain technologies related to paclitaxel. On December 29, 2010, the Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) approximately $7.2 million of unpaid royalties and interest due on sales of TAXUS® by BSC and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Upon implementation of fresh start accounting, the estimated fair value of this liability was determined to be nominal.

h) Debt

As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes. Based on the interest rate and other terms of the New Floating Rate Notes and the Company’s current credit profile, the $325 million face value of the New Floating Rate Notes was determined to be representative of estimated fair value for the purposes of adopting fresh-start accounting.

i) Additional paid in capital, accumulated deficit and accumulated other comprehensive income

These fresh start accounting adjustments reflect the elimination of additional paid in capital, accumulated other comprehensive income and the remaining accumulated deficit (after the revaluation of the Predecessor Company’s assets and liabilities).

j) Goodwill

Upon implementation of fresh start accounting on April 30, 2011, Angiotech comprehensively revalued its assets and liabilities at their estimated fair values. After allocating $565 million of the estimated reorganization value to tangible assets and identifiable intangible assets based on their respective estimated fair values, the remaining unallocated portion of the reorganization value of $127 million was recorded as goodwill in accordance with ASC No. 852. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Products segment. Furthermore, none of the goodwill was determined to be deductible for tax purposes.

Reorganization value to be allocated to assets	$691,668
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	564,563

Unallocated reorganization value attributed to goodwill	127,105

Management believes the fair value of the goodwill can be primarily attributed to the following:

•	The Company’s assembled workforce;

•	The generally higher multiples / values assigned to companies in the medical device / pharmaceuticals industry sectors as compared to companies in other industry sectors;

•	The recession-resistant nature of the Company’s products

•	Price inelasticity of the Company’s products; and

•	Regulatory barriers to entry in the medical device / pharmaceuticals industry

The fair value estimates and assumptions used in the valuation of Angiotech’s assets and liabilities upon implementation of fresh start accounting are preliminary and may be subject to change. Management expects that the estimated fair values will be finalized by December 31, 2011. As many of the fair value estimates described above are inherently subject to significant uncertainties, there is no assurance that the estimates and assumptions in these valuations will be realized and actual results may differ materially.

4.	REORGANIZATION ITEMS

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Predecessor Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Predecessor Company
		One month ended April 30, 2011	Four months ended April 30, 2011
Professional fees	(1)	(9,008)	(17,868)
Director’s and officer’s insurance	(2)	(219)	(1,601)
KEIP payment, net of tax	(3)	(793)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	—	1,500
Cancellation of options and awards	(5)	(1,371)	(1,371)
Net gains due to fresh start accounting adjustments	(6)	341,217	341,217

		$329,826	$321,084

(1)	Professional fees represent legal, accounting and other financial consulting fees paid to advisors to the Company and the Consenting Noteholders to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through Creditor Protection Proceedings.
(2)	Directors’ and officers’ insurance represents the purchase of additional insurance coverage required to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, total fees of $1.6 million was expensed to reorganization items during the four months ended April 30, 2011.
(3)	Upon completion of the Recapitalization Transaction, a $0.8 million incentive payment was triggered under the terms of the KEIP (net of a $0.2 million tax recovery). Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third is scheduled to be paid out on August 10, 2011.
(4)	In connection with the Predecessor Company’s Rex Settlement Agreement, the Company recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement and accrued as at December 31, 2010.
(5)	In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.
(6)	Refer to note 3 for an explanation of the gains resulting from fresh start accounting adjustments.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related to the Predecessor Company’s reorganization activities, have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization, and severance and termination costs associated with exit and disposal activities.

5.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain Angiotech’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of short-term investments approximates $5.1 million as at June 30, 2011 and $5.3 million as at April 30, 2011(December 31, 2010 – $4.7 million). The total fair value of the Successor Company’s New Floating Rate Notes and accrued interest approximate their carrying values of $326.5 million as at June 30, 2011 and $327.3 million as at April 30, 2011. As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes. Based on the interest rate and other terms of the New Floating Rate Notes and the Company’s current credit profile, the $325 million face value of the New Floating Rate Notes was determined to be representative of fair value for the purposes of adopting fresh-start accounting. The fair value of the Predecessor Company’s Existing Floating Rate Notes, Subordinated Notes and accrued interest was estimated to be $418.6 million as compared to the carrying values of $590.8 million as at December 31, 2010. The fair values of short-term investments and the Predecessor Company’s Existing Floating Rate Notes, including accrued interest, are generally based on quoted market prices in markets for identical assets.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•

Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes currently bear interest at a rate of 5%. On April 30, 2011 and December 31, 2010 the Existing Floating Rate Notes bore interest at a rate of 4.1%. The Successor Company does not use derivatives to hedge against interest rate risks.

•

Foreign exchange rate risk arises as a portion of the Successor Company’s investments, revenues and expenses are denominated in other than U.S. dollars. The Successor Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Swiss franc, the Euro, the Danish kroner and the UK pound sterling. Foreign exchange risk is primarily managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

•

Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Successor Company does not currently foresee a credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At June 30, 2011 and April 30, 2011, accounts receivable allowance for uncollectible accounts was nil (December 31, 2010 – $2.4 million).

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010

U.S. dollars	$13,709	$22,556	$27,779
Canadian dollars	3,211	2,710	933
Swiss francs	280	174	575
Euros	1,785	2,743	1,447
Danish kroner	1,230	748	1,090
Other	1,422	1,291	1,491

	$21,637	$30,222	$33,315

All cash and cash equivalents are held in interest and non-interest bearing bank accounts.

7.	SHORT-TERM INVESTMENTS

June 30, 2011 – Successor Company	Cost	Net unrealized gains and losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$5,294	$(189)	$5,105

May 1, 2011 – Successor Company	Cost	Net unrealized gains and losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$5,294	$—	$5,294

December 31, 2010 – Predecessor Company	Cost	Net unrealized gains and losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$3,805	$4,653

Short term investments as at June 30, 2011, April 30, 2011 and December 31, 2010 include investments in equity securities in a publicly traded biotechnology company, which are recorded at the fair value at the end of each reporting period. In accordance with ASC 820 – Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market. During the two months ended June 30, 2011, the Successor Company recorded unrealized loss of $0.2 million on this short term investment. During the one month ended April 30, 2011, and the four months ended April 30, 2011, the Predecessor Company recorded unrealized losses of $0.1 million and unrealized gains of $0.6 million, respectively, on this short term investment. These unrealized gains and losses were recorded in accumulated and other comprehensive income.

8.	INVENTORIES

Inventories are comprised of the following:

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010

Raw materials	$10,389	$10,705	$9,760
Work in process	19,823	25,978	11,770
Finished goods	16,026	20,418	13,101

Total	$46,238	$57,101	$34,631

9.	PROPERTY, PLANT AND EQUIPMENT

June 30, 2011 - Successor Company	Cost	Accumulated depreciation	Net book value
Land	$3,628	$—	$3,628
Buildings	14,645	163	14,482
Leasehold improvements	6,446	195	6,251
Manufacturing equipment	19,761	505	19,256
Research equipment	401	11	390
Office furniture and equipment	1,188	57	1,131
Computer equipment	2,000	52	1,948

	$48,069	$983	$47,086

May 1, 2011 - Successor Company	Cost	Accumulated depreciation	Net book value
Land	$3,645	$—	$3,645
Buildings	14,645	—	14,645
Leasehold improvements	6,430	—	6,430
Manufacturing equipment	19,407	—	19,407
Research equipment	401	—	401
Office furniture and equipment	1,188	—	1,188
Computer equipment	1,982	—	1,982

	$47,698	$—	$47,698

December 31, 2010 – Predecessor Company	Cost	Accumulated Depreciation	Net Book Value
Land	$7,345	$—	$7,345
Buildings	14,614	2,394	12,220
Leasehold improvements	15,866	7,259	8,607
Manufacturing equipment	27,379	11,367	16,012
Research equipment	631	429	202
Office furniture and equipment	4,252	3,812	440
Computer equipment	8,445	7,010	1,435

	$78,532	$32,271	$46,261

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $0.9 million, $1.0 million and $3.9 million, respectively ($1.7 million and $3.4 million for the three and six months ended June 30, 2010).

10.	ASSETS HELD FOR SALE

As at May 1, 2011, the Angiotech had two properties that were classified as assets held for sale described as follows:

•

On March 25, 2011, the Predecessor Company entered into a sale agreement to sell a Vancouver based property for net proceeds of $1.8 million. These agreements became effective on April 27, 2011, upon the Canadian Court granting an Approval and Vesting Order on April 6, 2011 and the elapse of a 21 day appeal period following the granting of such an order. During April 2011, the Predecessor Company recorded a write-down of $0.6 million to adjust the carrying value of the property to the amount of the expected proceeds. On the Plan Implementation Date, the Successor Company completed the sale of the property and no gains or losses were recorded.

•

In June 2011, the Successor Company completed the sale of a property based in Syracuse, New York for net proceeds of $0.9 million. Given that the carrying value of the property was adjusted to its fair value of $0.9 million upon implementation of fresh start accounting on April 30, 2011, the Successor Company did not realize any gains or losses upon completion of the sale.

11.	INTANGIBLE ASSETS

June 30, 2011 - Successor Company	Cost	Accumulated amortization	Net book value
Customer relationships	170,882	1,730	169,152
Trade names and other	25,163	296	24,867
Patents	113,900	2,767	111,133
Core and developed technology	67,226	806	66,420

	$377,171	$5,599	$371,572

May 1, 2011 - Successor Company	Cost	Accumulated amortization	Net book value
Customer relationships	171,000	—	171,000
Trade names and other	25,200	—	25,200
Patents	113,900	—	113,900
Core and developed technology	67,400	—	67,400

	$377,500	$—	$377,500

December 31, 2010 - Predecessor Company	Cost	Accumulated Amortization	Net Book Value
Acquired technologies	$131,947	$78,731	$53,216
Customer relationships	110,176	50,886	59,290
In-licensed technologies	53,100	34,426	18,674
Trade names and other	14,288	7,495	6,793

	$309,511	$171,538	$137,973

Amortization expense for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $5.9 million, $2.4 million and $11.8 million, respectively ($7.5 million and $15.1 million for the three and six months ended June 30, 2011).

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010
Trade accounts payable	$3,349	$3,667	$6,016
Accrued license and royalty fees	306	645	3,350
Employee-related accruals	11,991	10,958	14,470
Accrued professional fees	2,371	10,249	5,898
Accrued contract research	393	359	559
Other accrued liabilities *	8,257	11,567	6,554

	$26,667	$37,445	$36,847

*	Other accrued liabilities as at May 1, 2011 includes a $6.0 million accrual for the QSR Settlement Amount described in note 16. $2.0 million of this amount was paid on May 26, 2011. The remaining $4.0 million is payable in equal monthly installments over a 24 month period.

13.	DEBT

The Company has the following debt issued and outstanding:

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010
7.75% Senior Subordinated Notes	$—	$—	$250,000
Existing Floating Rate Notes	—	—	325,000
New Floating Rate Notes	325,000	325,000	—
Revolving Credit Facility	—	—	10,000
Exit Facility	14,126	22,018	—

	$339,126	$347,018	$585,000

(a)	Senior Subordinated Notes

On May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling the Predecessor Company’s $250 million Subordinated Notes, the indenture relating to the Subordinated Notes, and $16 million of related accrued interest obligations in exchange for 12,500,000 or approximately 96% of new common shares of the Successor Company.

(b)	New Floating Rate Notes

On the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Note for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer. The 0.01% holders of the Existing Floating Rate Notes that did not participate in the FRN Exchange Offer will continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the Supplement. Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default have been eliminated from the FRN Indenture.

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness, asset sales and the definitions of asset sales, change of control and permitted liens, including a reduction in the allowance from $100 million to $50 million for the Successor to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•	The New Floating Rate Notes will accrue interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%; and

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Successor Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

The interest rate will continue to reset quarterly and is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to the maturity date of December 1, 2013. The New Floating Rate Notes are unsecured senior obligations, which are guaranteed by certain of the Company’s subsidiaries, and rank equally in right of payment to all of the Successor Company’s existing and future senior indebtedness. The guarantees of its guarantor subsidiaries are unconditional, joint and several.

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder. In this case, the Successor Company’s current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on the Successor Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain operations.

(c)	Covenants

Upon the closing of the FRN Exchange Offer on May 12, 2011, the FRN Indenture pertaining to the 0.01% of remaining Existing Floating Rate Notes was amended to eliminate most of the restrictive covenants and events of default therein. However, the indenture governing the New Floating Rate Notes still contains various covenants which impose restrictions on the operation of the Successor Company’s business and the business of its subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition, the Exit Facility includes a number of customary financial covenants, including a requirement to maintain certain levels of Adjusted EBITDA, liquidity and interest coverage ratios, as well as covenants that limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or make advances, loans or investments.

(d)	Interest

Pursuant to the FRN Exchange Offer, the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The effective interest rate on these notes for the two months ended June 30, 2011 was 3.4%. The effective interest rate on these notes for one and four months ended April 30, 2011 was 3.7% and 5.5%, respectively (December 31, 2010 – 4.2%) and the rate in effect on April 30, 2011 was 4.1% (December 31, 2010 – 4.1%). For the two months ended June 30, 2011, the Successor Company incurred interest expense of $2.8 million on the New Floating Rate Notes. For the one and four months ended April 30, 2011, the Predecessor Company incurred interest expense of $1.1 million and $4.4 million on the Existing Floating Rate Notes.

The Subordinated Notes were terminated on the Plan Implementation Date. As discussed in note 2, interest was accrued in accordance with the terms of the CCAA Plan, which stipulates that the amount of the claims in respect of the Subordinated Notes will only include the principal and accrued interest amounts owing, directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, January 28, 2011. Aside from the terms of the CCAA Plan regarding interest amounts owing, under the contractual terms of the Subordinated Notes the Predecessor Company would have incurred $6.5 million of interest expense for the four months ended April 30, 2011.

e)	Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments. Upon implementation of fresh start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs were fair valued to nil. As at June 30, 2011, the Successor Company had nil deferred financing costs.

May 1, 2011 – Successor Company	Cost	Accumulated amortization	Fair value adjustments upon implementation of fresh start accounting	Net book value
Debt issuance costs relating to:
New Floating Rate Notes	$8,000	$5,036	(2,964)	$—
Exit Credit Facility	1,408	—	(1,408)	—

	$9,408	$5,036	(4,372)	$—

December 31, 2010 – Predecessor Company	Cost	Accumulated amortization	Net book value
Debt issuance costs relating to:
Existing Floating Rate Notes – current	$8,000	$4,654	$3,346
7.75% Senior Subordinated Notes – current	8,718	7,765	953
Revolving Credit Facility – current	3,213	1,901	1,312

	$19,931	$14,320	$5,611

During the two months ended June 30, 2011 and the one and four months ended April 30, 2011, Angiotech recorded nil, $1.0 million and $3.9 million (three and six months ended June 30, 2010 - $0.7 million and $1.5 million) of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

f)	Exit Facility

The Predecessor Company’s Existing Credit Facility with Wells Fargo, which had a maturity date of February 27, 2013 and provided for borrowing of up to $35.0 million with an additional $10.0 million of temporary supplemental borrowing, was fully repaid by March 31, 2011 and terminated on May 12, 2011, the Plan Implementation Date.

In connection with the Predecessor Company’s emergence from its Creditor Protection Proceedings described in note 1, the DIP Facility (including all principal loans and interest owing thereunder) was fully repaid and terminated on May 12, 2011, the Plan Implementation Date.

In accordance with the provisions of the CCAA Plan, upon consummation of the Recapitalization Transaction, the Angiotech replaced its Existing Credit Facility and DIP Facility with a new revolving credit facility (the “Exit Facility”) on May 12, 2011. The Exit Facility was used to effectively repay the $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash remitted to Wells Fargo as collateral for the secured letters of credit. The Exit Facility provides the Successor Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves, and other conditions described below) of revolving loans to effectively repay the balance owing under the DIP Facility. Borrowings under the Exit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves.

Borrowings under the Exit Facility are secured by certain assets held by certain of the Successor Company’s subsidiaries (the “Exit Guarantors”). Under the terms of the Exit Facility, the Successor Company’s Exit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Exit Facility and all other related loan documents. The Successor Company’s Exit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the Exit Facility bear interest at a rate equal to, at the Successor Company’s option, either (a) the Base Rate (as defined in the Exit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability the Successor Company has under the Exit Facility on the date of determination or (b) LIBOR Rate (as defined in the Exit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability the Successor Company has under the Exit Facility on the date of determination. If the Successor Company defaults on its obligations under the Exit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, the Successor Company is required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

In addition to certain customary affirmative and negative covenants, including, but not limited to those related to the incurrence of additional indebtedness, asset sales, the incurrence of liens, and the making of certain investments, dividends and distributions; the Exit Facility also requires the Successor Company to comply with a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Exit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Exit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness.

As at April 30, 2011, the Predecessor Company had $22.0 million outstanding under the Exit Facility, $2.8 million of letters of credit issued under the facility and no remaining availability under the Exit Facility.

As at June 30, 2011, the Successor Company had $14.5 million outstanding under the Exit Facility, $2.8 million of letters of credit issued under the facility and $7.7 million of remaining availability under the Exit Facility.

14.	INCOME TAXES

Income tax expense (recovery) for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $0.5 million, $(0.6) million and $0.3 million, respectively, compared to income tax expense of $1.2 million and $2.4 million for the three and six months ended June 30, 2010. The income tax expense for the two months ended is primarily due to net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

As described under Note 3 “Reorganization and Fresh-Start Reporting”, the implementation of the Recapitalization Transaction triggered forgiveness of indebtedness of approximately $67.3 million, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management has evaluated other tax implications of the reorganization and has determined that they did not have a significant impact on the tax balances. Deferred income taxes have been adjusted to reflect the tax effects of differences between the estimated fair value of identifiable assets and liabilities and their tax basis and the benefits of any unused tax losses, tax credits, other tax attributes to the extent that theses amounts are more likely than not to be realized.

15.	SHARE CAPITAL

a) Common Shares

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan, Angiotech’s Articles and Notice of Articles were amended to: (a) eliminate the existing class of common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of authorized no-par value new common shares for the Successor Company with similar rights, privileges, restrictions and conditions attached to the previous class of common shares. Accordingly and in connection with the implementation of the CCAA Plan,

12,500,000 new common shares were issued to holders of the Successor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes.

b) Restricted Stock

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Angiotech issued 221,354 units of Restricted Stock to certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant.

c) Restricted Stock Units (“RSUs”)

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Angiotech issued 299,479 RSUs to certain senior management. The RSUs allow the holder to purchase one common share for each unit held upon vesting. The RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant.

d) Stock Options

Angiotech Pharmaceuticals, Inc.

(i)	Successor Company

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Company issued 708,025 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction. As the fair value of the grant was determined to be immaterial for the two months ended June 30, 2011, no stock-based compensation has been recorded for the grant of these stock options.

(ii)	Predecessor Company

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) which superseded the Predecessor Company’s previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plans and, in total, provides for the issuance of non-transferable stock options and stock-based awards (as defined below) to purchase up to 13,937,756 common shares to employees, officers, directors of the Predecessor Company, and persons providing ongoing management or consulting services to the Company. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. A stock option with a tandem stock appreciation right is referred to as an award. When the tandem stock appreciation right portion of an award is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the optionee receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise price of the options and awards is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the Predecessor Company’s 2004 Stock Option Plan (the “2004 Plan”), the term may not exceed five years. For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options and awards granted are also subject to certain vesting provisions. Options and awards generally vest monthly after being granted over varying terms from two to four years. Any one person is permitted, subject to the approval of the Company’s Board of Directors, to receive options and awards to acquire up to 5% of its issued and outstanding common shares.

During the one and four months ended April 30, 2011, the Predecessor Company issued nil and 5,120 common shares respectively upon exercise of awards (11,305 and 32,195 for the three and six months ended June 30, 2010). Angiotech issues new shares to satisfy stock option and award exercises.

A summary of Canadian dollar stock option and award activity is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Forfeited	(50,833)	11.73

Outstanding at June 30, 2010	5,949,959	5.14	3.02	1,284

Exercisable at June 30, 2010	3,163,367	8.61	2.32	456

Exercisable and expected to vest at June 30, 2010	5,194,793	$4.20	2.84	$1,121

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Granted	—	—
Exercised	—	—
Forfeited	(1,439,834)	3.86

Outstanding at March 31, 2011	3,835,350	3.81	2.54	—

Forfeited	(3,835,350)	3.81
Outstanding at June 30, 2011	—	—	—	—
Exercisable at June 30, 2011	—	—	—	—

Exercisable and expected to vest at June 30, 2011	—	$—	—	$—

A summary of U.S. dollar award activity is as follows:

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercised	(13,800)	0.26
Forfeited	(15,158)	0.84

Outstanding at June 30, 2010	4,044,383	1.51	3.66	1,111

Exercisable at June 30, 2010	1,440,000	2.67	3.03	433

Exercisable and expected to vest at June 30, 2010	3,338,254	$1.62	3.46	$917

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—	—
Exercised	(20,833)	0.26
Forfeited	(148,541)	1.38

Outstanding at March 31, 2011	3,721,625	$1.52	2.89	$—

Forfeited	(3,721,625)	1.52
Outstanding at June 30, 2011	—	—	—	—
Exercisable at June 30, 2011	—	—	—	—

Exercisable and expected to vest at June 30, 2011	—	—	—	—

American Medical Instruments Holdings, Inc. (“AMI”)

On March 9, 2006, AMI granted 304 stock options under AMI’s 2003 Stock Option Plan (the “AMI Stock Option Plan”), each of which was exercisable for approximately 3,852 of the Predecessor Company’s common shares. All outstanding options and warrants granted prior to the March 9, 2006 grant were settled and cancelled upon the acquisition of AMI. No further options to acquire common shares can be issued pursuant to the AMI Stock Option Plan. Approximately 1,171,092 of the Predecessor Company’s common shares were reserved in March 2006 to accommodate future exercises of the AMI options.

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—

Outstanding at March 31, 2010	300,480	15.44	5.94	—

Outstanding at June 30, 2010	300,480	15.44	5.69	—

Exercisable at June 30, 2010	187,797	15.44	5.69	—

Exercisable and expected to vest at June 30, 2010	279,070	$15.44	5.69	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	$15.44	6.19	$—
Outstanding at March 31, 2011	300,480	15.44	4.94	—
Forfeited	(300,480)	15.44
Outstanding at June 30, 2011	—	—	—	—

Exercisable at June 30, 2011	—	—	—	—

Exercisable and expected to vest at June 30, 2011	—	$—	—	$—

As described under note 1 upon implementation of the CCAA Plan on May 12, 2011, all stock options, warrants and other rights or entitlements to acquire or purchase common shares of the Predecessor Company under existing stock option plans were cancelled and terminated without any liability, payment or other compensation in respect thereof. In conjunction with the cancellation of all stock options, warrants, and other rights or entitlements to purchase common shares, all unrecognized stock based compensation costs of approximately $1.4 million were charged to restructuring items in April 2011.

(b) Stock-based compensation expense

Angiotech recorded stock-based compensation expense of nil, $0.1 million and $0.4 million for the two months ended June 30, 2011 and the one and four months ended April 30, 2010, respectively ($0.5 million and $0.9 million for the three and six months ended June 30, 2010, respectively) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

There were no stock options granted during the one and four months ended April 30, 2011 (nil for the three and six months ended June 30, 2010).

A summary of the status of nonvested awards and options as of April 30, 2010 and changes during the one and four months ended April 30, 2011, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2010	2,225,194	$0.46
Vested	(239,215)	1.67
Forfeited	(560,223)	0.57

Nonvested at March 31, 2011	1,425,756	$0.59
Vested	(55,362)	0.57
Nonvested at April 30, 2011	1,370,394	$0.59

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	2,044,339	$0.48
Vested	(310,174)	1.19
Forfeited	(74,890)	0.64

Nonvested at March 31, 2011	1,659,275	$0.63
Vested	(61,572)	0.59
Nonvested at April 30, 2011	1,597,703	$0.64

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51

Nonvested at March 31, 2011	37,559	$6.51
Nonvested at April 30, 2011	37,599	$6.51

As discussed above; in conjunction with the cancellation of all awards and other rights or entitlements to purchase common shares in accordance with the implementation of the CCAA Plan; $1.1 million and $0.3 million of these costs related to the nonvested awards granted under the 2006 Plan and AMI stock options, respectively, was charged to restructuring items in April 2011.

The total fair value of the AMI options vested during the one and four months ended April 30, 2011 was $nil and $0.5 million, respectively ($nil and $0.5 million for the three and six months ended June 30, 2010, respectively).

During the three and six months ended June 30, 2011 and 2010, the following activity occurred:

	Two months ended June 30, 2011		One month ended April 30, 2011		Four months ended April 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2010
(in thousands)
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$	n/a	$	n/a	$	n/a	$7
U.S. dollar awards	$	n/a	$	n/a		$1		$12	28
Total fair value of awards vested	$	n/a		$68		$444		$433	$809

Cash received from award exercises was $nil for the one and four months ended April 30, 2011 ($1,000 and $2,000 for the three and six months ended June 30, 2010).

16.	COMMITMENTS AND CONTINGENCIES

(a) Commitments

Angiotech has entered into research and development collaboration agreements that involve joint research efforts. Certain collaboration costs and any eventual profits will be shared as per terms provided for in the agreements. The Successor Company may also be required to make milestone, royalty, and/or other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. The Successor Company accrues for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. These payments are not accrued if the outcome of achieving these milestones is not determinable. The Successor Company’s significant contingent milestone, royalty and other research and development commitments are as follows:

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill in June 2006, the Predecessor Company was required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments were primarily contingent upon the achievement of significant incremental revenue growth over a five-year period beginning on July 1, 2006, subject to certain conditions. In connection with the litigation with QSR Holdings, Inc. (“QSR”) as described under the Contingencies section below, on January 27, 2011 the Predecessor Company entered into a settlement agreement (the “Settlement Agreement”) for the full and final settlement of all claims, including all potential contingent payments, under the Agreement and Plan of Merger dated May 25, 2006 related to the Predecessor Company’s 2006 acquisition of Quill Medical Inc. Under the terms of the Settlement Agreement, Angiotech is required to pay QSR $6.0 million (the “Settlement Amount”). In accordance with the terms of the Settlement Agreement, the first $2.0 million was paid on May 26, 2011, with the remainder being payable in equal monthly installments over a 24 month period.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Successor Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. During the three and six months ended June 30, 2011, no clinical or regulatory milestones were achieved. As a result, no payments were made to Biopsy Sciences during the three and six months ended June 30, 2011.

(b) Contingencies

From time to time, the Successor Company may be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes that adequate provisions have been made in the accounts where required. However, the Successor Company is not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below, or other legal proceedings, to which it may become subject in the normal course of business or estimate the amount or range of any possible loss we might incur if it does not prevail in the final, non-appealable determinations of such matters. The Successor Company cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on the Successor Company’s financial condition or results of operations.

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

On October 4, 2010, the Predecessor Company was notified that QSR Holdings, Inc. (“QSR”), as a representative for former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. The Arbitration Demand sought either direct monetary damages or, in the alternative, extension of the earn out period for a sixth year as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•

In EP 1,155,689, the EPO decided to revoke the patent as a result of the oral hearing held on November 25, 2010. Angiotech filed an appeal on March 9, 2011 and its Statement of Grounds on May 31, 2011. The opponent has until October 10, 2011, to file its response to the Grounds of Appeal.

•

In EP 1,159,974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 27, 2010. A Statement of Grounds of Appeal was filed on November 2, 2010. The opponent filed their response to the Grounds of Appeal on March 10, 2011.

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

•	In EP 1,857,236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on May 24, 2011.

•	In EP 1,858,243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on May 24, 2011

•	In EP 1,867,288, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on July 5, 2011.

17.	SEGMENTED INFORMATION

The Successor Company operates in two reportable segments: (i) Pharmaceutical Technologies and (ii) Medical Products. Segmented information is reported to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance.

The Pharmaceutical Technologies segment includes royalty revenue generated from out-licensing technology related to drug-eluting stents and other technologies.

The Medical Products segment includes revenues and gross margins of the Successor Company’s single use, specialty medical devices including sutures, surgical needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices and sales of medical device components to third party medical device manufacturers.

The following tables represent reportable segment information for the two months ended June 30, 2011, the one and four months ended April 30, 2011, and the three and six months ended June 30, 2010:

	Successor Company	Predecessor Company
	Two months ended June 30,	One month ended April 30,	Four months ended April 30,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011	2010	2010
Revenue
Medical Products	$35,902	$16,365	$69,198	$52,948	$103,928
Pharmaceutical Technologies	1,068	5,309	11,068	8,938	21,299

Total revenue	36,970	21,674	80,266	61,886	125,227

Cost of products sold – Medical Products	26,934	8,291	32,219	27,871	53,075
Licence and royalty fees – Pharmaceutical Technologies	50	—	68	1,477	3,714

Gross margin
Medical Products	8,968	8,074	36,979	25,077	50,853
Pharmaceutical Technologies	1,018	5,309	11,000	7,461	17,585

Total gross margin	9,986	13,383	47,979	32,538	68,438

Research and development	2,829	1,156	5,686	6,853	13,660
Selling, general and administration	12,781	6,191	24,846	22,784	44,382
Depreciation and amortization	5,690	3,088	14,329	8,277	16,651
Write-down of assets held for sale	—	570	570	—	700
Write-down of property, plant and equipment	—	—	215	—	0
Escrow settlement recovery	—	—	—	—	(4,710)

Operating income (loss)	(11,314)	2,378	2,333	(5,376)	(2,245)
Other expenses	(2,428)	(2,573)	(10,939)	(7,477)	(16,102)

Loss before reorganization items and income tax expense	$(13,742)	$(195)	$(8,606)	$(12,853)	$(18,347)

During the two months ended June 30, 2011 and the one and four months ended April 30, 2011, royalty revenue from BSC represented approximately 0%, 24% and 12% of total revenue (13% and 15% for the three and six months ended June 30, 2010).

The Successor Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at June 30, 2011, April 30, 2011 and December 31, 2010:

	Successor Company		Predecessor Company
	June 30, 2011	May 1, 2011	December 31, 2010

Total assets
Pharmaceutical Technologies	$113,551	$122,459	$35,860
Medical Products	543,380	569,209	270,138

Total assets	$656,931	$691,668	$305,998

The following table represents capital expenditures for each reportable segment for the two months ended June 30, 2011, the one and four months ended April 30, 2011 and the three and six months ended June 30, 2010:

	Successor Company	Predecessor Company
	Two months ended June 30,	One month ended April 30,	Four months ended April 30,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011	2010	2010
Capital expenditures
Pharmaceutical Technologies	$97	$29	$324	$1,246	$1,800
Medical Products	288	113	621	431	775

Total capital expenditures	$385	$142	$945	$1,677	$2,575

18.	NET (LOSS) INCOME PER SHARE

Net (loss) income per share was calculated as follows:

	Successor Company		Predecessor Company
	Two months ended June 30,		One month ended April 30,		Four months ended April 30,		Three months ended June 30,		Six months ended June 30,
	2011		2011		2011		2010		2010

Numerator:
Net (loss) income	$(14,248)		$397,519		$379,518		$(14,074)		$(20,769)

Denominator:
Basic and diluted weighted average common shares outstanding	12,721		85,185		85,185		85,170		85,164

Basic and diluted net (loss) income per common share:	$(1.12	) (1)	$4.67	(2)	$4.46	(2)	$(0.17	) (1)	$(0.24	) (1)

(1)	There is no dilutive effect on basic weighted average common shares outstanding for the two months ended June 30, 2011, the three months ended June 30, 2010 and the six months ended June 30, 2010, as the Company was in a loss position for each of those periods.
(2)	There was no dilutive effect on basic weighted average common shares outstanding for the one and four months ended April 30, 2011 given that the impact of stock options was anti-dilutive.

19.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company	Predecessor Company
	Two months ended June 30,	One month ended April 30,	Four months ended April 30,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011	2010	2010

Accounts receivable	$4,832	$(3,411)	$(855)	$(1,088)	$(3,489)
Income tax receivable	—	(589)	(645)	8	174
Inventories	965	275	(2,603)	207	(2,754)
Prepaid expenses and other assets	866	1,560	2,141	624	356
Accounts payable and accrued liabilities	(799)	379	(10,020)	(2,604)	(6,306)
Income taxes payable	280	(440)	(770)	(677)	(5,694)
Interest payable on long term debt	(755)	969	2,663	(4,810)	22

	$5,389	$(1,257)	$(10,089)	$(8,340)	$(17,691)

Supplemental disclosure:

	Successor Company	Predecessor Company
	Two months ended June 30,	One month ended April 30,	Four months ended April 30,	Three months ended June 30,	Six months ended June 30,
	2011	2011	2011	2010	2010

Income taxes paid	$635	$667	$2,334	$1,726	$8,451
Interest paid	3,628	205	3,763	13,079	16,477
Deferred financing charges and costs accrued but not paid	—	1,160	1,160	—	—
Non-cash transaction - settlement of loan receivable in exchange for Haemacure net	—	—	—	3,686	3,686

20.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of June 30, 2011 and April 30, 2011 as well as for the two months ended June 30, 2011 for the Successor Company’s direct and indirect subsidiaries that serve as guarantors of the New Floating Rate Notes, and for its subsidiaries that do not serve as guarantors.

Comparative condensed consolidating guarantor financial information has also been presented as of December 31, 2010 and for the one and four months ended April 30, as well as the three and six months ended June 30, 2010 for the Predecessor Company’s direct and indirect subsidiaries that served as guarantors of the Subordinated Notes and the Existing Floating Rate Notes, and for its subsidiaries that do not serve as guarantors.

Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust and certain other subsidiaries that cannot guarantee the Company’s debt. All of Angiotech’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at June 30, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

ASSETS

Current assets
Cash and cash equivalents	$5,056	$8,485	$8,096	$—	$21,637
Short term investments	5,105	—	—	—	5,105
Accounts receivable	1,802	19,444	9,854	—	31,100
Income taxes receivable	—	1,156	271	—	1,427
Inventories	—	36,418	10,555	(735)	46,238
Prepaid expenses and other current assets	1,162	1,434	385	—	2,981

Total Current Assets	13,125	66,937	29,161	(735)	108,488

Investment in subsidiaries	406,938	33,574	—	(440,512)	—
Property, plant and equipment	8,359	31,212	7,515	—	47,086
Intangible assets	89,447	260,219	21,906	—	371,572
Goodwill	700	124,005	2,400	—	127,105
Deferred income taxes	1,839	425	—	—	2,264
Other assets	81	133	202	—	416

Total Assets	$520,489	$516,505	$61,184	$(441,247)	$656,931

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$4,045	$16,568	$6,054	$—	$26,667
Deferred income taxes, current portion	—	(135)	640	—	505
Income taxes payable	—	—	1,877	—	1,877
Interest payable on long-term debt	1,449	75	—	—	1,524
Revolving credit facility	—	14,476	—	—	14,476

Total Current Liabilities	5,494	30,984	8,571	—	45,049

Deferred leasehold inducement	—	—	—	—	—
Deferred income taxes	—	88,540	5,643	—	94,183
Other tax liabilities	2,317	986	1,712	—	5,015
Debt	325,000	—	—	—	325,000
Other liabilities	—	6	—	—	6

Total Non-current Liabilities	327,317	89,532	7,355	—	424,204

Total Shareholders’ (Deficit) Equity	187,678	395,989	45,258	(441,247)	187,678

Total Liabilities and Shareholders’ (Deficit) Equity	$520,489	$516,505	$61,184	$(441,247)	$656,931

Condensed Consolidating Balance Sheet

As at May 1, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

ASSETS

Current assets
Cash and cash equivalents	$5,090	$18,132	$7,000	$—	$30,222
Short term investments	5,294	—	—	—	5,294
Accounts receivable	5,851	20,859	9,680	—	36,390
Income taxes receivable	—	995	320	—	1,315
Inventories	—	44,274	12,827	—	57,101

Prepaid expenses and other current assets	1,669	1,623	407	—	3,699

Total Current Assets	17,904	85,883	30,234	—	134,021

Investment in subsidiaries	422,418	34,583	—	(457,001)	—
Assets held for sale	1,730	894	—	—	2,624
Property, plant and equipment	8,335	31,664	7,699	—	47,698
Intangible assets	91,840	263,042	22,618	—	377,500
Goodwill	700	124,005	2,400	—	127,105
Deferred income taxes	1,870	423	—	—	2,293
Other assets	80	147	200	—	427

Total Assets	$544,877	$540,641	$63,151	$(457,001)	$691,668

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$12,363	$19,249	$5,833	$—	$37,445
Deferred income taxes, current portion	—	2,365	1,179	—	3,544
Income taxes payable	—	—	1,485	—	1,485
Interest payable on long-term debt	2,237	42	—	—	2,279
Revolving credit facility	—	22,018	—	—	22,018

Total Current Liabilities	14,600	43,674	8,497	—	66,771

Deferred income taxes	—	86,291	5,823	—	92,114
Other tax liabilities	2,329	977	1,529	—	4,835
Debt	325,000	—	—	—	325,000

Total Non-current Liabilities	327,329	87,268	7,352	—	421,949

Total Shareholders’ (Deficit) Equity	202,948	409,699	47,302	(457,001)	202,948

Total Liabilities and Shareholders’ (Deficit) Equity	$544,877	$540,641	$63,151	$(457,001)	$691,668

Predecessor Company - Condensed Consolidating Balance Sheet

As at December 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$11,180	$15,340	$6,795	$—	$33,315
Short term investments	4,653	—	—	—	4,653
Accounts receivable	356	21,279	11,859	—	33,494
Income taxes receivable	669	—	—	—	669
Inventories	—	29,177	7,176	(1,722)	34,631
Deferred income taxes	—	4,102	—	—	4,102
Deferred financing costs	4,300	1,311	—	—	5,611
Prepaid expenses and other current assets	2,311	1,933	405	—	4,649

Total Current Assets	23,469	73,142	26,235	(1,722)	121,124

Investment in subsidiaries	182,887	151,710	—	(334,597)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	11,544	29,893	4,824	—	46,261
Intangible assets	9,931	125,548	2,494	—	137,973
Deferred financing costs	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other assets	80	375	185	—	640

Total Assets	$227,911	$380,668	$33,738	$(336,319)	$305,998

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$10,719	$20,596	$5,527	$5	$36,847
Income taxes payable	669	(480)	2,066	—	2,255
Interest payable on long-term debt	15,665	96	—	—	15,761
Revolving credit facility	—	10,000	—	—	10,000
Long-term debt	575,000	—	—	—	575,000

Total Current Liabilities	602,053	30,212	7,593	5	639,863

Deferred leasehold inducement	2,247	2,538	—	—	4,785
Deferred income taxes	(1,783)	32,991	494	—	31,702
Other tax liabilities	2,205	961	1,201	—	4,367
Other liabilities	7,265	1,111	981	—	9,357
Long-term debt	—	—	—	—	—

Total Non-current Liabilities	9,934	37,601	2,676	—	50,211

Total Shareholders’ (Deficit) Equity	(384,076)	312,855	23,469	(336,324)	(384,076)

Total Liabilities and Shareholders’ (Deficit) Equity	$227,911	$380,668	$33,738	$(336,324)	$305,998

Condensed Consolidated Statement of Operations

For the two months ended June 30, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$7	$26,341	$12,284	$(2,730)	$35,902
Royalty revenue	94	974	—	—	1,068

	101	27,315	12,284	(2,730)	36,970

EXPENSES
Cost of products sold	—	18,065	10,446	(1,577)	26,934
License and royalty fees	50	—	—	—	50
Research & development	1,216	1,517	96	—	2,829
Selling, general and administration	1,730	9,267	1,784	—	12,781
Depreciation and amortization	2,466	2,933	291	—	5,690

	5,462	31,782	12,617	(1,577)	48,284

Operating income (loss)	(5,361)	(4,467)	(333)	(1,153)	(11,314)

Other income (expense)
Foreign exchange gain (loss)	172	24	296	—	492
Other (expense) income	652	(2,696)	2,156	—	112
Interest expense	(2,784)	(235)	(13)	—	(3,032)

Total other expenses	(1,960)	(2,907)	2,439	—	(2,428)

(Loss) income before income tax expense	(7,321)	(7,374)	2,106	(1,153)	(13,742)

Income tax (recovery) expense	509	(774)	771	—	506

(Loss) income from operations	(7,830)	(6,600)	1,335	(1,153)	(14,248)
Equity in subsidiaries	(6,418)	1,286	—	5,132	—

Net income (loss)	$(14,248)	$(5,314)	$1,335	$3,979	$(14,248)

Condensed Consolidated Statement of Operations

For the one month ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$3	$15,222	$5,617	$(4,477)	$16,365
Royalty revenue	5,238	47	—	—	5,285
License fees	—	—	24	—	24

	5,241	15,269	5,641	(4,477)	21,674

EXPENSES
Cost of products sold	—	7,433	3,387	(2,529)	8,291
Research & development	583	522	51	—	1,156
Selling, general and administration	1,672	3,646	873	—	6,191
Depreciation and amortization	808	2,205	75	—	3,088
Write-down of assets held for sale	570	—	—	—	570

	3,633	13,806	4,386	(2,529)	19,296

Operating income (loss)	1,608	1,463	1,255	(1,948)	2,378

Other income (expense)
Foreign exchange gain (loss)	(242)	42	(166)	—	(366)
Other (expense) income	2	(5)	13	—	10
Interest expense	(1,210)	(996)	(11)	—	(2,217)

Total other expenses	(1,450)	(959)	(164)	—	(2,573)

Income (loss) before reorganization items and income tax expense	158	504	1,091	(1,948)	(195)
Reorganization items	89,011	216,567	24,248	—	329,826
Gain on extinguishment of debt and settlement of other liabilities	67,307	—	—	—	67,307
Income (loss) before income taxes	156,476	217,071	25,339	(1,948)	396,938
Income tax (recovery) expense	(111)	(685)	215	—	(581)

Income (loss) from operations	156,587	217,756	25,124	(1,948)	397,519
Equity in subsidiaries	119	414	—	(533)	—

Net income (loss)	$156,706	$218,170	$25,124	$(2,481)	$397,519

Condensed Consolidated Statement of Operations

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$8	$54,494	$22,832	$(8,136)	$69,198
Royalty revenue	9,930	1,011	—	—	10,941
License fees	—	—	127	—	127

	9,938	55,505	22,959	(8,136)	80,266

EXPENSES
Cost of products sold	—	22,041	14,783	(4,605)	32,219
License and royalty fees	68	—	—	—	68
Research & development	2,448	3,022	216	—	5,686
Selling, general and administration	3,187	18,198	3,461	—	24,846
Depreciation and amortization	3,007	11,021	301	—	14,329
Write-down of assets held for sale	570	—	—	—	570
Write-down of property, plant and equipment	—	215	—	—	215

	9,280	54,497	18,761	(4,605)	77,933

Operating income (loss)	658	1,008	4,198	(3,531)	2,333

Other income (expense)
Foreign exchange gain (loss)	(492)	(46)	(108)	—	(646)
Other (expense) income	1,116	(1,134)	52	—	34
Interest expense on long-term debt	(7,372)	(2,914)	(41)	—	(10,327)

Total other expenses	(6,748)	(4,094)	(97)	—	(10,939)

Loss before reorganization items and income tax expense	(6,090)	(3,086)	4,101	(3,531)	(8,606)
Reorganization items	81,377	215,409	24,248	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	67,307	—	—	—	67,307
Income (loss) before income tax	142,594	212,373	28,349	(3,531)	379,785
Income tax (recovery) expense	(197)	(910)	1,374	—	267

Income (loss) from operations	142,791	213,383	26,975	(3,531)	379,518
Equity in subsidiaries	(4,086)	2,502	—	1,584	—

Net income (loss)	$138,705	$215,785	$26,975	$(1,947)	$379,518

Predecessor Company - Condensed Consolidated Statement of Operations

Three months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$43,865	$12,738	$(3,655)	$52,948
Royalty revenue	8,010	876	—	—	8,886
License fees	—	68	84	(100)	52

	8,010	44,809	12,822	(3,755)	61,886

EXPENSES
Cost of products sold	(32)	23,274	14,183	(9,554)	27,871
License and royalty fees	1,477	—	—	—	1,477
Research & development	4,432	2,343	78	—	6,853
Selling, general and administration	4,183	15,484	3,117	—	22,784
Depreciation and amortization	1,058	6,939	280	—	8,277

	11,118	48,040	17,658	(9,554)	67,262

Operating income (loss)	(3,108)	(3,231)	(4,836)	5,799	(5,376)

Other income (expense)
Foreign exchange gain (loss)	512	(46)	409	44	919
Investment and other income	(224)	1,036	4,146	(5,291)	(333)
Interest expense on long-term	(8,768)	(259)	(220)	220	(9,027)
Write-down of investment	—	—	(216)	—	(216)
Loan settlement gain	—	1,180	—	—	1,180

Total other expenses	(8,480)	1,911	4,119	(5,027)	(7,477)

(Loss) income before income taxes	(11,588)	(1,320)	(717)	772	(12,853)
Income tax expense	227	147	847	—	1,221

(Loss) income from operations	(11,815)	(1,467)	(1,564)	772	(14,074)
Equity in subsidiaries	(2,259)	6,204	—	(3,945)	—

Net (loss) income	$(14,074)	$4,737	$(1,564)	$(3,173)	$(14,074)

Predecessor Company - Condensed Consolidated Statement of Operations

Six months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$84,899	$31,186	$(12,157)	$103,928
Royalty revenue	19,341	1,853	—	—	21,194
License fees	—	109	96	(100)	105

	19,341	86,861	31,282	(12,257)	125,227

EXPENSES
Cost of products sold	(26)	43,060	28,010	(17,969)	53,075
License and royalty fees	3,714	—	—	—	3,714
Research & development	8,644	4,875	141	—	13,660
Selling, general and administration	8,629	29,772	5,981	—	44,382
Depreciation and amortization	2,126	11,373	3,242	(90)	16,651
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	23,787	84,370	37,374	(18,059)	127,472

Operating income (loss)	(4,446)	2,491	(6,092)	5,802	(2,245)

Other income (expense)
Foreign exchange gain (loss)	57,482	(57,602)	1,345	41	1,266
Investment and other income	(221)	1,131	3,995	(5,291)	(386)
Interest expense on long-term debt	(17,425)	(732)	(462)	673	(17,946)
Write-down of investment	—	—	(216)	—	(216)
Loan settlement gain	—	1,180	—	—	1,180

Total other expenses	39,836	(56,023)	4,662	(4,577)	(16,102)

Income (loss) before income taxes	35,390	(53,532)	(1,430)	1,225	(18,347)
Income tax expense (recovery)	35	(177)	2,541	23	2,422

Income (loss) from operations	35,355	(53,355)	(3,971)	1,202	(20,769)
Equity in subsidiaries	(56,124)	6,204	—	49,920	—

Net (loss) income	$(20,769)	$(47,151)	$(3,971)	$51,122	$(20,769)

Condensed Consolidated Statement of Cash Flows

For the two month ended June 30, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(2,826)	$7,012	$2,313	$—	$6,499
OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES

Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	—	—	—	(8,105)
Key Employment Incentive Plan fee	(156)	(395)	—	—	(551)

Cash used in reorganization activities	(8,261)	(395)	—	—	(8,656)

Cash used in operating activities	(11,087)	6,617	2,313	—	(2,157)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(97)	(288)	—	—	(385)
Proceeds from disposition of property, plant and equipment	1,732	892	—	—	2,624

Cash used in investing activities	1,635	604	—	—	2,239

FINANCING ACTIVITIES:
Dividends received / (paid)	—	1,500	(1,500)	—	—
Net (repayments) advances on Revolving Credit Facility	—	(7,542)	—	—	(7,542)
Intercompany notes payable/receivable	10,826	(10,826)		—	—

Cash provided by (used in) financing activities before reorganization activities	10,826	(16,868)	(1,500)	—	(7,542)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—	(1,408)

Cash provided by (used in) financing activities	9,418	(16,868)	(1,500)	—	(8,950)

Effect of exchange rate changes on cash and cash equivalents	—	—	283	—	283
Net (decrease) increase in cash and cash equivalents	(34)	(9,647)	1,096	—	(8,585)
Cash and cash equivalents, beginning of period	5,090	18,132	7,000	—	30,222

Cash and cash equivalents, end of period	$5,056	$8,485	$8,096	$—	$21,637

Condensed Consolidated Statement of Cash Flows

For the one month ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(998)	$288	$2,516	$—	$1,806

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor
Protection Proceedings	(3,095)	—	—	—	(3,095)
Key Employment Incentive Plan fee	—	—	—	—	—
Director’s and officer’s insurance	—	—	—	—	—

Cash used in reorganization activities	(3,095)	—	—	—	(3,095)

Cash used in operating activities	(4,093)	288	2,516	—	(1,289)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29)	(113)	—	—	(142)
Proceeds from disposition of property, plant and equipment	—	—	—	—	—
Loans advanced	—	—	—	—	—
Asset acquisition costs	—	—	—	—	—

Cash used in investing activities	(29)	(113)	—	—	(142)

FINANCING ACTIVITIES:
Share capital issued	—	—	—	—	—
Deferred financing charges and costs	—	(50)	—	—	(50)
Dividends received / (paid)	—	2,137	(2,137)	—	—

Net (repayments) advances on Revolving Credit Facility	—	5,000	—	—	5,000
Proceeds from stock options exercised	—	—	—	—	—
Intercompany notes payable/receivable	3,789	(3,789)		—	—

Cash provided by (used in) financing activities	3,789	3,298	(2,137)	—	4,950

Effect of exchange rate changes on cash and cash equivalents	—	—	(208)	—	(208)
Net (decrease) increase in cash and cash equivalents	(333)	3,473	171	—	3,311
Cash and cash equivalents, beginning of period	5,423	14,659	6,829	—	26,911

Cash and cash equivalents, end of period	$5,090	$18,132	$7,000	$—	$30,222

Condensed Consolidated Statement of Cash Flows

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(7,900)	$2,887	$3,593	$—	$(1,420)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor
Protection Proceedings	(7,447)	(2,608)	—	—	(10,055)
Key Employment Incentive Plan fee	—	—	—	—	—
Director’s and officer’s insurance	(1,382)	—	—	—	(1,382)

Cash used in reorganization activities	(8,829)	(2,608)	—	—	(11,437)

Cash used in operating activities	(16,729)	279	3,593	—	(12,857)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(329)	(591)	(25)	—	(945)

Cash used in investing activities	(329)	(591)	(25)	—	(945)

FINANCING ACTIVITIES:
Share capital issued	1	—	—	—	1
Deferred financing charges and costs	—	(1,278)	—	—	(1,278)
Dividends received / (paid)	—	3,137	(3,137)	—	—
Net (repayments) advances on Revolving Credit Facility	—	12,018	—	—	12,018
Intercompany notes payable/receivable	10,967	(10,967)		—	—

Cash provided by (used in) financing activities	10,968	2,910	(3,137)	—	10,741

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(6,090)	2,598	399	—	(3,093)
Cash and cash equivalents, beginning of period	11,180	15,340	6,795	—	33,315

Cash and cash equivalents, end of period	$5,090	$18,132	$7,000	$—	$30,222

Predecessor Company - Condensed Consolidated Statement of Cash Flows

Three months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(10,654)	$(16,554)	$14,053	$—	$(13,155)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,246)	(426)	(5)	—	(1,677)
Government grant related to capital expenditures	—	2,120	—	—	2,120
Loans advanced	(95)	—	—	—	(95)

Cash (used in) provided by investing activities	(1,341)	1,694	(5)	—	348

FINANCING ACTIVITIES:
Deferred financing charges and costs	—	—	—	—	—
Dividends received / (paid)	—	7,670	(7,670)	—	—
Share capital issued	4	—	—	—	4
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(2,492)	10,166	(7,670)	—	4

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(298)	—	(300)
Net (decrease) increase in cash and cash equivalents	(14,487)	(4,696)	6,080	—	(13,103)
Cash and cash equivalents, beginning of period	18,497	14,011	10,261	—	42,769

Cash and cash equivalents, end of period	$4,010	$9,315	$16,341	$—	$29,666

Predecessor Company - Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	$(11,038)	$(22,865)	$15,697	$—	$(18,206)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,800)	(769)	(6)	—	(2,575)
Proceeds from disposition of property, plant and equipment	—	758	—	—	758
Government grant related to capital expenditures	—	2,120	—	—	2,120
Loans advanced	(1,015)	—	—	—	(1,015)
Asset acquisition costs	(231)	—	—	—	(231)

Cash (used in) provided by investing activities	(3,046)	2,109	(6)	—	(943)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(19)	—	—	—	(19)
Dividends received / (paid)	—	10,670	(10,670)	—	—
Share capital issued	7	—	—	—	7
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(2,508)	13,166	(10,670)	—	(12)

Effect of exchange rate changes on cash and cash equivalents	—	(7)	(708)	—	(715)
Net (decrease) increase in cash and cash equivalents	(16,592)	(7,597)	4,313	—	(19,876)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$4,010	$9,315	$16,341	$—	$29,666

21.	SUBSEQUENT EVENTS

(a) Amendment to the Exit Facility

On July 14, 2011, the Successor Company entered into the First Amendment to its Exit Facility with Wells Fargo. The First Amendment amends the Exit Facility to remove the requirement that the Successor Company maintain $5.0 million in excess availability and requires the Company to maintain $15.0 million in Excess Availability plus Qualified Cash (in total), of which Qualified Cash must be at least $5.0 million.

(b) Termination Payments

On July 12, 2011, the Successor Company notified and completed the termination of two executive officers. The provisions of the termination agreements for these executive officers included approximately $1.4 million in cash severance as well as accelerated vesting of all equity awards which included both restricted stock awards and stock options. The total value of the restricted stock awards was estimated to be approximately $1.3 million and the total value of the stock options was estimated to be approximately $0.6 million. The impact of these termination provisions will be recorded in the three months ended September 30, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the two months ended June 30, 2011 and the one month and four months ended April 30, 2011

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the two months ended June 30, 2011 and the one and four months ended April 30, 2011, provides an update to the MD&A for the year ended December 31, 2010 and should be read in conjunction with our unaudited consolidated financial statements for the two months ended June 30, 2011, the one and four months ended April 30, 2011 and our audited consolidated financial statements for the year ended December 31, 2010, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information, including our 2010 audited consolidated financial statements and our 2010 Annual Report on Form 10-K is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for the remainder of 2011 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

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

Business Overview

We discover, develop, manufacture and market innovative medical technologies primarily focused on acute and surgical applications. We generate our revenue through our sales of medical products and components, as well as from royalties derived from sales by our partners of products utilizing certain of our proprietary technologies. We currently operate in two segments: Medical Products and Pharmaceutical Technologies.

Our Medical Products segment manufactures and markets a wide range of single-use specialty medical products and medical device components, which are sold directly to end users or other third-party medical device manufacturers. This segment conducts sales and distribution through several specialized organizations that consist of a mix of direct sales personnel, independent sales representatives and independent medical products distributors. Our Medical Products segment also contains significant manufacturing capabilities. Our most significant products in this segment target health care facilities and physicians serving patients in the general surgery, biopsy, interventional radiology and ophthalmology areas. Our most significant individual product lines currently include our Quill™ Knotless Tissue-Closure Device, SKATER™ drainage catheters, BioPince™ full core biopsy devices, Sharpoint™ brand disposable ophthalmic surgical blades and LOOK™ brand sutures for dental and general surgery. This segment also manufactures and sells certain medical device components and finished medical devices to other third party medical device manufacturers.

Our Pharmaceutical Technologies segment focuses primarily on establishing product development and marketing collaborations with major medical device, pharmaceutical or biomaterials companies, and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating our technologies, principally our technology relating to the drug paclitaxel certain of its uses. Our principal revenues in this segment to date have been royalties derived from sales by our partner Boston Scientific Corporation (“BSC”) of TAXUS® paclitaxel-eluting coronary stents (“TAXUS”) for the treatment of coronary artery disease.

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

Significant Recent Developments

Recapitalization Transaction and Emergence from Creditor Protection Proceedings

Over the past several years, revenues in our Pharmaceutical Technologies segment, specifically our royalties derived from sales of TAXUS by BSC, have experienced significant declines. These declines led to significant constraints on our liquidity, working capital and capital resources, which in turn adversely impacted our ability to continue to support our business initiatives and service our debt obligations. As a result, after exploring a range of financial and strategic alternatives to address these declines in our royalty revenue and negotiations with a significant percentage of the holders (the “Consenting Noteholders”) of our outstanding indebtedness, on May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), we implemented a transaction that eliminated $250 million of our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) and $16 million of related accrued interest obligations in exchange for new common shares of the Company (the “Recapitalization Transaction”). The Recapitalization Transaction is expected to significantly improve our credit ratios, liquidity and financial flexibility.

On January 28, 2011 Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) and an initial order (the “Initial Order”) was granted by the Supreme Court of British Columbia (the “Canadian Court”). The CCAA Proceedings were commenced in order to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”) under the CCAA. In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the “U.S. Court”) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On February 22, 2011, the U.S. Court granted an order that, among other things, recognized the CCAA Proceedings as a foreign main proceeding and provided that the Initial Order would be enforced on a final basis and given full force and effect in the United States (the “Recognition Order”).

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (the “Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by the order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. In accordance with the terms of the CCAA Plan, the maximum amount of distributions that were permitted to be made to Affected Creditors, excluding holders of the Subordinated Notes, was $4.0 million. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive $0.16 on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. The amount of the claims in respect of the Subordinated Notes only included the principal and accrued interest amounts, owing directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, January 28, 2011.

On May 12, 2011, we entered into a new credit facility (as amended on July 14, 2011, the “Exit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) which provide for potential borrowings up to $28 million. The Exit Facility was used to effectively repay the $22 million of borrowings outstanding under our existing debtor-in-possession credit facility (the “DIP Facility”) with Wells Fargo as at May 12, 2011, which was net of $3 million of cash remitted as collateral for the secured letters of credit. The DIP Facility was used to support working capital needs and general corporate expenses during the implementation of the CCAA Plan and permitted us to make revolving credit loans and provide letters of credit in an aggregate principal amount (including the face amount of any letters of credit) of up to $28.0 million. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan. We incurred approximately $1.5 million in fees to obtain and complete the Exit Facility. Refer to the Liquidity and Capital Resources section for more information.

In connection with the implementation of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or before the Plan Implementation Date:

(i)	Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)	Our Notice of Articles were amended to create an unlimited number of new common shares with similar rights, privileges, restrictions and conditions as were attached to the previous existing common shares.

(iii)	Our existing Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)	12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of our Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the indenture relating to the Subordinated Notes (the “SSN Indenture”) remains in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)	Holders of 99.99% of the aggregate principal amount outstanding of our existing $325 million senior floating rates notes due December 1, 2013 (“Existing Floating Rate Notes”) tendered their Existing Floating Rate Notes for new floating rate notes (“New Floating Rate Notes”) under the floating rate note exchange offer (the “FRN Exchange Offer”). The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). The holders of the Existing Floating Rate Notes that did not tender their Existing Floating Rate Notes and consents continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the supplement dated May 12, 2011, by and among us, Deutsche Bank National Trust Company, as successor trustee, and the guarantors thereto (the “Supplement”). Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default contained in the FRN Indenture were deleted.

(vi)	We entered into the Exit Facility. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan.

(vii)	We established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to us and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third is scheduled to be paid on August 10, 2011.

(viii)	We established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to us and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries were granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully diluted basis, on or before May 19, 2011. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place on the completion date of the Recapitalization Transaction.

(ix)	On the Plan Implementation Date, a new board of directors was appointed.

(x)	We paid transaction fees of $5.3 million to certain of our financial advisors.

(xi)	We placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan. Distributions were paid to Affected Creditors, other than Subordinated Noteholders, in May 2011. Aside from the Subordinated Noteholders’ claims, which were settled through the issuance of new common shares (as described above), all other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. We recorded a $4.1 million recovery upon settlement of these liabilities.

(xii)	On January 27, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with QSR Holdings, Inc. (“QSR”), the representatives for the former stockholders of Quill Medical, Inc. (“QMI”), for $6.0 million to settle all and any claims related to the Agreement and Plan of Merger dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc., and QMI (the “Merger Agreement”). On the Plan Implementation Date, the Settlement Agreement with QSR was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, the first $2 million was paid to QSR on May 26, 2011.

(xiii)	The amended and restated forbearance agreement dated November 4, 2010 (the “Amended and Restated Forbearance Agreement”) with Wells Fargo was terminated.

During the one and four months ended April 30, 2011, we incurred approximately $9.0 million and $17.9 million of professional fees, respectively. These fees were paid to our court appointed monitor Alvarez & Marsal Canada, Inc. (the “Monitor”) as well as our and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

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

Fresh-Start Accounting

Following the completion of the Recapitalization Transaction and our emergence from Creditor Protection Proceedings, we were required to adopt fresh-start accounting in accordance with ASC No. 852 –

Reorganization. We elected to apply fresh-start accounting on a convenience date of April 30, 2011 (the “Convenience Date”) after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference. Material adjustments resulting from the reorganization and the application of fresh-start accounting have therefore been reflected in the May 1, 2011 consolidated balance sheet and the one and four months ended April 2011 consolidated statements of operations. Material cash payments of $8.7 million made in May 2011 related to the Recapitalization Transaction have been reflected in the period subsequent to the Convenience Date. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, Angiotech is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.

The going concern enterprise value of the Successor Company’s operations for purposes of fresh start accounting was estimated to be within a range of $450 million to $580 million, excluding the value of cash and cash equivalents and short term investments. Management determined that $517 million was the best estimate of the Successor Company’s enterprise value.

Upon implementation of fresh-starting accounting, we allocated the estimated reorganization value as detailed in the table below (including the value of cash, short term investments and non-interest bearing liabilities) to our various assets and liabilities based on their estimated fair values and eliminated our deficit, additional paid-in-capital and accumulated other comprehensive income balances. Deferred income taxes were recorded in accordance with ASC No. 740. The reorganization value was first assigned to tangible and identifiable intangible assets. The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill. We also recorded the Successor Company’s debt and equity at the fair value estimated through this process. As the estimated enterprise value is dependent on the achievement of future financial results and various assumptions, there is no assurance that financial results will be realized to support the estimated enterprise value.

in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222
Short-term investments	5,294
Non-interest bearing liabilities	139,423

Reorganization value to be allocated to assets	$691,668
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	564,563

Unallocated reorganization value attributed to goodwill	$127,105

Given that the reorganization and adoption of fresh start accounting results in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. For comparative purposes we have combined the results of the Predecessor Company and the Successor Company for the three and six months ended June 30, 2011. While the adoption of fresh-start accounting has resulted in a new reporting entity, we believe that the comparison of the three and six months ended June 30, 2011 versus the three and six months ended June 30, 2010 provides the best analysis of our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

Allocation of Reorganization Value to Assets and Liabilities

The following table summarizes the April 30, 2011 fresh-start accounting adjustments required to adjust the carrying values of the Successor Company’s asset and liabilities to their estimated fair values:

in 000’s Debit / (Credit)
Inventory	$19,616
Deferred income tax assets, current	(2,741)
Deferred income tax assets, non-current	(122)
Assets held for sale	143
Property, plant and equipment	7,423
Intangible assets	250,466
Goodwill	121,738
Deferred financing costs	(4,372)
Deferred leasehold inducements	3,485
Deferred income tax liabilities, current	(3,544)
Deferred income tax liabilities, non-current	(60,263)
Other tax liabilities	—
Other liabilities	9,388

Net gains from fresh start accounting	$341,217

The assumptions used and approaches applied on April 30, 2011 to derive estimated fair values of our assets and liabilities are summarized as follows:

Inventory

The $57.1 million estimated fair value of inventory was determined as follows:

•	Raw materials – no fair value adjustments were recorded to raw materials, given that their existing carrying values were determined to be representative of current replacement costs.

•

Work-in-process inventory (“WIP”) – the fair value of WIP was determined based on estimated selling prices less conversion costs to complete manufacturing, selling and disposal costs, and a reasonable profit allowance for manufacturing and selling efforts. When selecting the estimated selling prices for WIP, we applied the fair value concept of “best and highest use” by assessing the principal and most advantageous market where the highest profit margin could be obtained.

•

Finished goods inventory – the fair value of finished goods was determined based on estimated selling prices of inventory on hand, less selling and disposal costs, as well as a reasonable profit allowance for selling efforts.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s inventory:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Raw materials	$10,705	$10,705
Work in process	25,978	13,908
Finished goods	20,418	12,872

Total	$57,101	$37,485

Deferred income taxes and other tax liabilities

Deferred income taxes have been adjusted to reflect the tax effects of differences between the estimated fair value of identifiable assets and liabilities and their tax basis and the benefits of any unused tax losses, tax credits, other tax attributes to the extent that theses amounts are more likely than not to be realized.

Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment were recorded at their estimated fair value of $47.7 million based on the highest and best use of these assets. Assets held for sale were recorded at $2.6 million, which represents their fair values less costs to sell. The following approaches were applied to determine fair value:

•

The market approach or sales comparison approach utilizes recent sales or offerings of similar assets to derive a probable selling price. Under this method, certain adjustments may be made to compensate for differences in age, condition, operating capacity and the recentness of comparable transactions.

•

The cost approach considers the current costs required to construct, purchase or replace similar assets. This approach incorporates certain assumptions about the age and estimated useful lives of the assets under consideration, which may include adjustments for the following factors:

•	Physical deterioration: refers to the loss in value resulting from wear and tear, deterioration, deferred maintenance, exposure to the elements, age and design flaws.

•	Functional obsolescence: refers to the loss in value resulting from impediments or factors specific to the asset under consideration, which prevents it from operating efficiently or as intended.

•	Economic obsolescence: refers to the loss in value resulting from external factors such as market conditions, environmental conditions, or regulatory changes.

•	Assets held for sale were adjusted to estimated fair value less selling costs based on recent purchase offers received.

•	Third party appraisers were engaged to assess the value of land and buildings. A combination of the sales comparison and income based approaches were used to estimate the value of land and buildings.

•	Cost and market approaches were used to assess the estimated fair value of leasehold improvements, manufacturing equipment, research equipment, office furniture and equipment and computer equipment.

•	The current carrying values of construction-in-progress (“CIP”) assets were determined to be representative of fair value.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s property, plant and equipment:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Land	$3,645	$4,810
Building	14,645	11,775
Leasehold Improvements	6,430	9,426
Manufacturing equipment	19,407	12,353
Research equipment	401	183
Office furniture and equipment	1,188	327
Computer equipment	1,982	1,401

Total	$47,698	$40,275

Assets held for sale	$2,624	$2,481

Intangible Assets

The $377.5 million estimated fair value of intangible assets was determined using the following income approach methodologies:

•

The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual or excess cash flows generated by an asset and discounting those cash flows to the present. The method substantially resembles a traditional financial projection for a company, which includes revenues, costs of goods sold, operating expenses and taxes projected for the next several years based on reasonable assumptions. Unlike a traditional financial projection, however, the excess earnings methodology requires the application of contributory asset charges. These charges represent the return on and of all contributory assets, and are applied in order to estimate the “excess” earnings generated by the subject intangible asset. Contributory asset charges typically include payments for the use of working capital, tangible assets and other intangible assets.

•

The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, an independent licensor would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset.

•	We have several trade names which fair values, with estimated economic lives of approximately 20 years, were estimated using the relief from royalty method. Royalty rates utilized to conduct this exercise in our case ranged from 0.7% and 3%, and the discount rates applied ranged from 16% to 25%, depending on factors such as risk or development stage of the asset, age, profitability, degree of importance and competition.

•

Customer relationships and developed technologies fair values were estimated using the excess earnings method with estimated economic lives of approximately 20 years. The residual/excess cash flows were discounted at rates ranging from 15% to 40%, reflecting what we believe are reasonable required returns relative to the risk associated with the development stage and market acceptance of certain products. Attrition rates ranging from 1% to 13% were assumed in determining the estimated fair value of various existing customer relationships.

•

Our patents’ fair values were estimated using the relief from royalty method over estimated economic lives of approximately 5 to 14 years. Royalty rates utilized to conduct this exercise in our case from 8% to 15%, and the discount rates applied ranged from 15% to 40%, reflecting what we believe are reasonable required returns relative to the risk associated with the patents’ and/or associated products’ development stage and market acceptance.

•	A tax rate of 30% was assumed in determining the value of each category of intangible assets.

The following tables summarize the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s intangible assets:

May 1, 2011 Fair Values
Successor Company
Customer relationships	$171,000
Trade names and other	25,200
Patents	113,900
Core and developed technology	67,400

$377,500

April 30, 2011 Net book value
Predecessor Company
Acquired technologies	$47,046
Customer relationships	56,630
In-licensed technologies	16,870
Trade names and other	6,488

$127,034

Deferred financing costs

The estimated fair value of the $4.4 million deferred financing costs was determined to be nil and written off upon application of fresh start accounting.

Deferred leasehold inducements

The estimated fair value of the $3.5 million deferred leasehold inducements was determined to be nil upon application of fresh start accounting, given that the inducements received are non-refundable, not transferable to a third party and are not expected to give rise to any cash flows in the future. Furthermore, as current lease rates applicable to the properties under consideration were determined to be reflective of current market rates, no provisions were required to adjust the Successor Company’s current rental agreements to market rates.

Other long term liabilities

The following items were adjusted in other long term liabilities:

•

Prior to the application of fresh start accounting, the Predecessor Company had recorded $2.2 million of deferred revenue related to upfront fees received from licensors for certain licensing arrangements. While the Successor Company still has an ongoing obligation to provide the licensors with access to the relevant licenses, no further costs are expected to service or maintain the license and related deferred revenue liability. As such, the estimated fair value of the deferred revenue liability was determined to be nil upon application of fresh start accounting.

•

Pursuant to a 1997 license agreement (“NIH License Agreement”) with National Institutes of Health (“NIH”), we agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS sales by BSC and sales of the Zilver™-PTX™ paclitaxel-eluting peripheral stent (“Zilver”) by Cook Medical Inc (“Cook”). Prior to the application of fresh start accounting, the Predecessor Company had a $7.2 million accrual for royalty fees and interest owing to the National Institutes of Health (“NIH”) under this licensing arrangement for the use of certain technologies related to paclitaxel. On December 29, 2010, the Predecessor Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) approximately $7.2 million of unpaid royalties and interest due on sales of TAXUS by BSC; and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Upon implementation of fresh start accounting, the estimated fair value of this liability was determined to be nominal.

Debt

As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes. Based on the interest rate and other terms of the New Floating Rate Notes and the our current credit profile, the $325 million face value of the New Floating Rate Notes was determined to be representative of estimated fair value for the purposes of adopting fresh-start accounting.

Additional paid in capital, accumulated deficit and accumulated other comprehensive income

Upon implementation of fresh start accounting, additional paid in capital, accumulated other comprehensive income and the remaining accumulated deficit (after the revaluation of the Predecessor Company’s assets and liabilities) were eliminated.

Goodwill

Upon implementation of fresh start accounting on April 30, 2011, we comprehensively revalued our assets and liabilities at their estimated fair values. After allocating $565 million of the estimated reorganization value as detailed in the table above to tangible and identifiable intangible assets based on their respective estimated fair values, the remaining unallocated portion of the reorganization value of $127 million was recorded as goodwill in accordance with ASC No. 852. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Products segment. Furthermore, none of the goodwill was determined to be deductible for tax purposes.

Management believes the estimated fair value of the goodwill can be primarily attributed to the following:

•	Our assembled workforce;

•	The generally higher multiples / values assigned to companies in the medical device / pharmaceuticals industry sectors as compared to companies in other industry sectors;

•	The recession-resistant nature of our products ;

•	Price inelasticity of the our products; and

•	Regulatory barriers to entry in the medical device / pharmaceuticals industry

The fair value estimates and assumptions used in the valuation of our assets and liabilities upon implementation of fresh start accounting are preliminary and may be subject to change. Management expects that the fair values will be finalized by December 31, 2011. As many of the fair value estimates described above are inherently subject to significant uncertainties, there is no assurance that the estimates and assumptions in these valuations will be realized and actual results may differ materially.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the three and six months ended June 30, 2011, we did not complete any acquisitions.

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

During the three and six months ended June 30, 2011, we did not enter into any new collaboration, license, sales or distribution agreements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2010 Annual Report. With the exception of specialized disclosure and presentation requirements required by the reorganization guidance and fresh-start accounting, as described in note 2 of the unaudited financial statements for the three and six months ended June 30, 2011, we believe that there have been no significant changes to our critical accounting policies.

Results of Operations

Overview

	Successor Company	Predecessor Company	Combined	Predecessor
(in thousands of U.S.$, except per share data)	Two months ended June 30, 2011	One month ended April 30, 2011	Three months ended June 30, 2011	Three months ended June 30, 2010
Revenues
Medical Products	$35,902	$16,365	$52,267	$52,948
Pharmaceutical Technologies	1,068	5,309	6,377	8,938

Total revenues	36,970	21,674	58,644	61,886

Operating (loss) income	(11,314)	2,378	(8,936)	(5,376)
Other expense	(2,428)	(2,573)	(5,001)	(7,477)

Loss before reorganization items and income tax expense	(13,742)	(195)	(13,937)	(12,853)

Income tax expense	506	(581)	(75)	1,221
(Loss) income before reorganization items	(14,248)	386	(13,862)	(14,074)
Reorganization items	—	329,826	329,826	—
Gain on extinguishment of debt and settlement of other liabilities	—	67,307	67,307

Net (loss) income	$(14,248)	$397,519	$383,271	$(14,074)

Basic and diluted net (loss) income per common share	$(1.12)	$4.67		$(0.17)

	Successor Company	Predecessor Company	Combined	Predecessor
(in thousands of U.S.$, except per share data)	Two months ended June 30, 2011	Four months ended April 30, 2011	Six months ended June 30, 2011	Six months ended June 30, 2010
Revenues
Medical Products	$35,902	$69,198	$105,100	$103,928
Pharmaceutical Technologies	1,068	11,068	12,136	21,299

Total revenues	36,970	80,266	117,236	125,227

Operating (loss) income	(11,314)	2,333	(8,981)	(2,245)
Other expense	(2,428)	(10,939)	(13,367)	(16,102)

Loss before reorganization items and income tax expense	(13,742)	(8,606)	(22,348)	(18,347)

Income tax expense	506	267	773	2,422
Loss before reorganization items	(14,248)	(8,873)	(23,121)	(20,769)
Reorganization items	—	321,084	321,084	—
Gain on extinguishment of debt and settlement of other liabilities	—	67,307	67,307	—

Net (loss) income	$(14,248)	$379,518	$365,270	$(20,769)

Basic and diluted net (loss) income per common share	$(1.12)	$4.46		$(0.24)

As discussed above, for comparative purposes we have combined the results of the Predecessor Company and the Successor Company for the three and six months ended June 30, 2011. Where specific income statement items have been impacted significantly as compared to our historical results, either temporarily (as in the case of Cost of Products Sold) or permanently, by the Recapitalization Transaction and the fresh-start accounting process, we have provided explanations of such in the discussion. Importantly, the respective fresh start accounting adjustments are a requirement resulting from our emergence from the CCAA and Chapter 15 proceedings, are non-cash in nature and do not reflect material changes in our business or operations, our cash flows, liquidity and capital resources or credit profile.

For the three months ended June 30, 2011, we recorded net income of $383.3 million compared to a net loss of $14.1 million for the three months ended June 30, 2010. The $397.4 million increase in net income is due to the following factors: (i) $329.8 million of one-time reorganization items (see Reorganization Items section below for more detailed information); (ii) a $67.3 million one-time gain recognized upon settlement and extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities, through the Recapitalization Transaction, in exchange for 12,500,000 new common shares in the Company; (iii) a $4.8 million reduction in interest expense related to the settlement and extinguishment of the Subordinated Notes described above; (iv) a $2.9 million decrease in research and development expenses, due to a decrease in headcount and selected cuts to discretionary spending related to certain research and development programs; (v) a $3.8 million decrease in selling, general and administrative expenses, due to a decrease in our sales and marketing headcount, a related reduction of sales and marketing expenses and a decrease in general operating costs related to the closure of one of our offices in May 2010; and (vi) a $1.4 million decrease in license and royalty expenses, primarily associated with the elimination of certain license and royalty fees payable to the National Institutes of Health (the “NIH”) on sales of TAXUS by BSC, as affected through our December 29, 2010 amendment of our NIH license agreement. The favorable factors described above were partially offset by: (i) a $9.8 million increase to cost of products sold resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011 (see “Costs of Products Sold” for more information); (ii) a $2.6 million decline in royalty revenue related to the lower sales of TAXUS by BSC, primarily as a result of increased competition and pricing pressures in the drug-eluting coronary stent market; and (iii) a $1.2 million non-recurring loan settlement gain, which was recorded during the three months ended June 30, 2010 relating to our acquisition of certain technology assets from Haemacure Corporation.

For the six months ended June 30, 2011, we recorded net income of $365.3 million, compared to a net loss of $20.8 million for the six months ended June 30, 2010. The $386.1 million increase in net income is due to the following factors: (i) $321.1 million of one-time reorganization items (see Reorganization Items section below for more detailed information); (ii) the $67.3 million one-time gain recognized upon settlement and extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities; (iii) an $8.0 million reduction in interest expense related to the settlement and extinguishment of the Subordinated Notes; (iv) a $5.1 million decrease in research and development expenses, due to headcount and cuts of discretionary spending relating to certain research and development programs; (v) a $6.8 million decrease in selling, general and administrative expenses, due to a decrease in our sales and marketing headcount, a related reduction of sales and marketing expense and a decrease in general operating costs related to the closure of one of our offices in May 2010; (vi) a $3.6 million decrease in license and royalty fees, primarily associated with the elimination of certain license and royalty fees payable to the National Institutes of Health (the “NIH”) on sales of TAXUS by BSC; and (vii) an overall $1.2 million rise in product sales and related operating profit, primarily due to sales growth of our Quill Knotless Tissue-Closure Device product line, as offset by the discontinuation of our sales of the Hemostream dialysis catheter and the Option IVC Filter upon the termination of our licensing and distribution agreements with Rex Medical LP (“Rex”) in late 2010 and early 2011. The positive impacts of the above factors were offset by: (i) a $9.2 million decline in royalty revenue related to the lower sales of TAXUS by BSC, primarily as a result of increased competition and pricing pressures in the drug-eluting coronary stent market; (ii) a $9.8 million increase to cost of products sold resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011 (see “Cost of Products Sold” below for more information); (iii) the receipt of a $4.7 million one-time settlement recovery during the three months ended March 31, 2010 related to our dispute with RoundTable Healthcare Partners, LP over certain escrow funds held in connection with our 2006 acquisition of American Medical Instruments Holdings, Inc.; (iv) a $1.2 million non-recurring loan settlement gain which was recorded during the three months ended June 30, 2010 related to our acquisition of certain technology assets from Haemacure Corporation; (v) a $2.1 million increase in amortization expense primarily attributable to the $0.8 million impact on the two months ended June 30, 2011 resulting in the revaluation of our intangible assets in connection with our implementation of fresh start accounting on April 30,2011, as well as the impact of the reduction in the estimated useful life of the license required to sell Option IVC Filters, which terminated effective March 31, 2011.

Upon emergence from Creditor Protection Proceedings, we adopted fresh-start accounting and comprehensively revalued our assets and liabilities. As a result of these material changes, our reported future results of operations, balance sheets, and cash flows may, in certain respects not be comparable with those published prior to the fresh-start period.

Revenues

	Successor Company	Predecessor	Combined	Predecessor
(in thousands of U.S.$)	Two months ended June 30, 2011	One month ended April 30, 2011	Three months ended June 30, 2011	Three months ended June 30, 2010
Medical Products:
Product sales	$35,902	$16,365	$52,267	$52,948

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	94	5,238	5,332	7,905
Royalty revenue – other	974	47	1,021	980
License fees	—	24	24	53

	1,068	5,309	6,377	8,938

Total revenues	$36,970	$21,674	$58,644	$61,886

	Successor Company	Predecessor	Combined	Predecessor
(in thousands of U.S.$)	Two months ended June 30, 2011	Four months ended April 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010
Medical Products:
Product sales	$35,902	$69,198	$105,100	$103,928

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	94	9,929	$10,023	19,235
Royalty revenue – other	974	1,062	$2,036	1,959
License fees	—	77	$77	105

	1,068	11,068	12,136	21,299

Total revenues	$36,970	$80,266	$117,236	$125,227

Medical Products

Revenue from our Medical Products segment for the three months ended June 30, 2011 was $52.3 million, compared to $52.9 million for the same period in 2010. The net change in revenue primarily reflects sales growth of our Quill Knotless Tissue-Closure Device, more modest sales growth of our biopsy product lines and our sales of medical device components to third party medical device manufacturers and the positive impact of foreign currency changes. These positive effects were offset by the elimination of revenue from our sales of the Hemostream dialysis catheter and Option IVC Filter. At the end of 2010 and in early 2011, we terminated two of our licensing and distribution agreements with Rex Medical LP (“Rex”) related to our sale of these products. While the elimination of revenue from our sale of Hemostream dialysis catheters and Option IVC Filters is expected to continue to have an adverse impact on aggregate revenue growth for 2011 as compared to 2010, the savings from the elimination of related: royalty fees; milestone costs; and selling and marketing expenses are expected collectively to have an overall positive impact on future cash flows, gross margins and operating profitability.

Revenue from our Medical Products segment for the six months ended June 30, 2011 was $105.1 million, compared to $103.9 million during the same period in 2010. The net changes to revenue during the six month period are driven primarily by the factors noted above for the three month period.

Certain of our Medical Products, which utilize our proprietary manufacturing processes and intellectual property, generally earn higher profit margins and have a higher potential for growth. We believe that revenue growth from our Medical Products segment during the remainder of 2011 will be largely supported by these products and, to a lesser extent, modest but stable growth of our more mature medical device product lines and medical device components sold to third-party medical device manufacturers.

Pharmaceutical Technologies

Royalty revenue derived from sales of TAXUS by BSC for the three months ended June 30, 2011 decreased by 33% as compared to the same period in 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of continuing competitive pressures, including pricing pressures, in the market for drug-eluting coronary stents, offset by the impact of the accrual of one month of the expected third quarter 2011 royalty payment in the current quarter. Royalty revenue for the three months ended June 30, 2011 was based on BSC’s net sales for the period January 1, 2011 to March 31, 2011 of $74 million, of which $40 million was in the U.S., compared to net sales for the same period in the prior year of $142 million, of which $71 million was in the U.S. In addition, we accrued the estimated royalty revenue on BSC’s net sales for the period April 1, 2011 to April 30, 2011 in the three months ended June 30, 2011. The average gross royalty rate earned in the three months ended June 30, 2011 on BSC’s net sales was 6.0% for sales in the U.S. and 4.4% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 5.1% for sales in other countries for the same period in the prior year. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., certain countries in the E.U. and Japan. Our current year average gross royalty rates for sales in other countries have therefore declined in connection with lower TAXUS sales volumes recorded in these territories.

Royalty revenue derived from sales of TAXUS by BSC for the six months ended June 30, 2011 decreased by 48% as compared to the same period in 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of continuing competitive pressures, including pricing pressures, in the market for drug-eluting coronary stents, offset by the impact of the accrual of one month of the expected third quarter 2011 royalty payment in the current quarter. Royalty revenue for the six months ended June 30, 2011 was based on BSC’s net sales for the period from October 1, 2010 to March 31, 2011 of $159 million, of which $90 million was in the U.S., compared to net sales for the same period in 2009 of $328 million, of which $144 million was in the U.S. In addition, we accrued the estimated royalty revenue on BSC’s net sales for the period April 1, 2011 to April 30, 2011. The average gross royalty rate earned in the first six months of 2011 on BSC’s net sales was 6.0% for sales in the U.S. and 4.4% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 5.7% for sales in other countries for the same period in 2010. As described above, the average gross royalty rates for sales in other countries declined in the first six months of 2011 as a result of our tiered royalty rate structure for sales in the U.S., the E.U. and Japan.

Other royalty and license fee revenue for the three and six months ended June 30, 2011 was comparable to other royalty and license fee revenue for the three and six months ended June 30, 2010.

Revenues in our Pharmaceutical Technologies segment are expected to continue to decrease throughout the remainder of 2011 as compared to revenues recorded in 2010, primarily as a result of continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS. These declines may be offset by royalty revenues we may receive from our partner Cook, should Cook receive approval to market and sell Zilver in the U.S.

Expenditures

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Two months ended June 30, 2011	One month ended April 30, 2011	Three Months Ended June 30, 2011	Three months ended June 30, 2010
(in thousands of U.S.$)
Cost of products sold	$26,934	$8,291	$35,225	$27,871
License and royalty fees	50	—	50	1,477
Research and development	2,829	1,156	3,985	6,853
Selling, general and administrative	12,781	6,191	18,972	22,784
Depreciation and amortization	5,690	3,088	8,778	8,277
Write-down of assets held for sale	—	570	570	—

	$48,284	$19,296	$67,580	$67,262

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Two months ended June 30, 2011	Four months ended April 30, 2011	Six Months Ended June 30, 2011	Six months ended June 30, 2010
(in thousands of U.S.$)
Cost of products sold	$26,934	$32,219	$59,153	$53,075
License and royalty fees	50	68	118	3,714
Research and development	2,829	5,686	8,515	13,660
Selling, general and administrative	12,781	24,846	37,627	44,382
Depreciation and amortization	5,690	14,329	20,019	16,651
Escrow settlement recovery	—	—	—	(4,710)
Write-down of property, plant and equipment	—	215	215	—
Write-down of assets held for sale	—	570	570	700

	$48,284	$77,933	$126,217	$127,472

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $7.4 million to $35.2 million for the three months ended June 30, 2011 compared to $27.9 million for the three months ended June 30, 2010. The 26% increase in cost of products sold is primarily due to a $9.8 million non-cash increase in the cost of inventory for the two months ended June 30, 2011 resulting from the revaluation of inventory from $37.5 million to $57.1 million in connection with our implementation of fresh start accounting on April 30, 2011. This was the primary reason for the decline in our Medical Products consolidated gross margin to 32.7% for the three months ended June 30, 2011 compared to 47.4% for the three months ended June 30, 2010. Excluding the impact of these fresh start accounting adjustments, cost of products sold for the period would have been $25.4 million and our consolidated gross margin would have been 51.5%.

It is expected that the fresh start accounting adjustments to our inventory as of the revaluation date will continue to impact our reported cost of products sold and consolidated gross margin for a period of approximately four months from the revaluation date of April 30, 2011, after which our reported cost of products sold and reported gross profit margins are expected to approximate historically reported figures. Importantly, as costs for acquiring and building this the revalued inventory have already been incurred by us, these fresh start accounting adjustments, while temporarily impacting our reported cost of products sold as compared to prior periods, will not impact our cash flows, liquidity and capital resources or our credit profile.

As noted, excluding the impact of these fresh start accounting adjustments, reported cost of products sold for the period would have been $25.4 million and consolidated gross margin would have been 51.5%. The $2.5 million or 9% decrease in cost of products sold calculated on this basis as compared to the three months ended June 30, 2010 is primarily due to: (i) the $0.8 million positive impact of favorable manufacturing variances resulting from improved manufacturing efficiencies and improved absorption of fixed manufacturing overhead costs; (ii) lower overall cost of products sold due to a change in our product mix, where particular medical products have lower production costs relative to the revenues that they generate, including the impact of the elimination of $1.0 million of costs related to our sales of the Hemostream dialysis catheter and the Option IVC Filter.

Cost of products sold increased by $6.1 million to $59.1 million for the six months ended June 30, 2011 compared to $53.1 million for the six months ended June 30, 2010. The 11% increase is primarily due to the $9.8 million non-cash increase in the cost of inventory for the two months ended June 30, 2011 resulting from the revaluation of inventory from $37.5 million to $57.1 million in connection with our implementation of fresh start accounting on April 30, 2011. This was the primary reason for the decline in our Medical Products consolidated gross margin to 43.8% for the six months ended June 30, 2011 compared to 48.9% for the six months ended June 30, 2010. Excluding the impact of these fresh start accounting adjustments, cost of products sold for the period would have been $49.3 million and our consolidated gross margin would have been 53.1%. The $3.8 million or 7% decrease in cost of products sold calculated on this basis as compared to the six months ended June 30, 2010 is primarily due to: (i) the $2.0 million increase in favorable manufacturing variances resulting from improved manufacturing efficiencies and improved absorption of fixed manufacturing overhead costs; (ii) lower overall cost of products sold due to a change in our sales product mix, where particular medical products had lower production costs relative to the revenues that they generate; and (iii) the elimination of $1.3 million of costs related to our previous sale of the Hemostream dialysis catheter and the Option IVC Filter. The 4.2% increase in our consolidated gross margin, excluding the impact of the fresh-start accounting adjustment for inventory, as compared to the six months ended June 30, 2010 is due the factors described above.

We expect that cost of products sold will continue to be significant throughout the remainder of 2011 and that our reported cost of products sold and gross profit margins will be impacted by several factors, including: (i) the $19.6 million April 30, 2011 inventory fair value adjustment, which is expected to continue to negatively impact reported cost of products sold and gross profit margin through the third quarter of 2011, subsequent to which we would expect our reported cost of products sold and gross profit margin to approximate what we have reported in periods prior to the implementation of fresh start accounting; (ii) the elimination of the Hemostream dialysis catheter and Option IVC Filter product lines, which is expected to positively impact our cost of products sold and gross profit margin due to the elimination of high royalty expenses and potential milestone payments associated with these product lines; (iii) product sales mix, specifically increased sales of our Quill product line, which is expected to positively impact our gross profit margin in future periods; (iv) the impact of certain sales and pricing initiatives for our more mature product lines, which are designed to improve sales volume, market share, fixed manufacturing capacity utilization and overall operating cash flow but that might negatively impact our reported gross profit margin; and (v) the impact of certain cost improvement initiatives being implemented throughout our various manufacturing facilities.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. License and royalty fees were $0.1 million for each of the three and six months ended June 30, 2011, compared to $1.5 million and $3.7 million for the same periods in 2010. The $1.4 million and $3.6 million respective declines are primarily due to our December 29, 2010 NIH license agreement amendment, which eliminates certain license and royalty fees payable to the National Institutes of Health (the “NIH”) on future sales of

TAXUS by BSC. Under the terms of the NIH license agreement, we have an exclusive, worldwide license to certain NIH technologies related to the use of paclitaxel. While these royalty and license fees are expected to be minimal throughout the remainder of 2011, they may be offset by future license and royalty fees that may be due to NIH should Cook receive approval to market and sell Zilver in the U.S. and record significant sales thereof.

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

Research and development expenditures were $4.0 million for the three months ended June 30, 2011 compared to $6.9 million for the same period in 2010. The $2.9 million decrease is primarily due to: (i) a $1.2 million decrease in salaries and benefits costs related to reduced headcount in certain of our research and development departments, (ii) a $0.7 million reduction in spending on patent related costs; and (iii) a $1.0 million decrease in costs related to reductions in non-headcount related direct spending on certain research and development initiatives.

Research and development expenditures were $8.5 million for the six months ended June 30, 2011 compared to $13.7 million for the same period in 2010. The $5.2 million decrease is primarily due to: (i) a $1.8 million decrease in salaries and benefits costs related to reduced headcount in certain of our research and development departments; (ii) a $1.0 million non-cash recovery on our rent expense resulting from the acceleration of the impact of certain leasehold inducements received in prior years, associated with our recent decision to reduce our rentable space at our Vancouver, Canada facility; (iii) a $0.7 million reduction in spending on patent related costs; and (iv) a $1.5 million decrease in costs related to reductions in non-headcount related direct spending on certain research and development initiatives.

We expect that our research and development expenditures throughout 2011 will be lower as compared to the same periods in 2010, due to headcount reductions and the conclusion, postponement or cancellation of certain programs. Although we expect the overall level of research and development expenditures to be lower in 2011 as compared to 2010, we anticipate that we may continue to incur significant research and development expenditures in future periods.

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

Selling, general and administrative expenses were $19.0 million for the three months ended June 30, 2011 as compared to $22.8 million for the same period in 2010. The $3.8 million decrease is primarily due to: (i) a $0.8 million decrease in salaries and benefit costs related to a reduction in our sales and marketing headcount; (ii) a $1.8 million decrease in general operating costs, due to various administrative headcount, marketing and other cost reduction initiatives implemented in the first quarter of 2011, which were in part due to the closure of one of our offices in Chicago in May 2010 which resulted in a $0.6 million recovery on the $1.2 million obligation we had recorded in the prior year related to continuing future lease payments; (iii) $0.3 million of non-recurring transaction fees incurred during the three months ended June 30, 2010 related to our acquisition of certain technology assets from Haemacure Corporation and (iv) $0.4 million of non-recurring general consulting costs incurred during the three months ended June 30, 2010 related to our exploration of certain strategic and financial alternatives.

Selling, general and administrative expenses were $37.6 million for the six months ended June 30, 2011 compared to $44.4 million for the same period in 2010. The $6.8 million decrease is primarily due to: (i) a $1.4 million decrease in salaries and benefit costs related to a reduction in our sales and marketing and administrative headcount; (ii) a $2.0 million decrease in sales, marketing and travel costs; (iii) a $2.2 million decrease in general operating costs related to the closure of one of our Chicago offices in May 2010, which resulted in a $0.6 million recovery on the $1.2 million obligation we had recorded in the prior year related to continuing future lease payments, for which the lease was terminated during the first quarter of 2011; (iv) $0.6 million of non-recurring transaction fees incurred during the six months ended June 30, 2010 related to our acquisition of certain technology assets from Haemacure Corporation and (v) $0.4 million of non-recurring general consulting costs incurred during the three months ended June 30, 2010 related to our exploration of certain strategic and financial alternatives.

We expect that selling, general and administrative expenses throughout 2011 will be lower than levels of such expenses incurred in 2010, due primarily to the factors noted above. These expenditures could fluctuate depending on product sales levels, the timing of the launch of certain new products, growth of new product sales, unforeseen litigation or other legal expenses that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense relating to property, plant and equipment and amortization expense of licensed technologies and identifiable assets purchased through business combinations.

Depreciation expense of $0.9 million for the three months ended June 30, 2011 was comparable to depreciation expense of $0.8 million for the same period in 2010. Depreciation expense was $2.7 million for the six months ended June 30, 2011 as compared to $1.5 million for the same period in 2010. The $1.2 million increase in depreciation expense was due to a change in the estimated useful life of certain leasehold improvements associated with rentable space that was vacated after April 2011. The fair value adjustments applied to property, plant and equipment as at April 30, 2011 due to the implementation of fresh start accounting did not have a material impact on depreciation expense for the two months ended June 30, 2011.

Amortization expense was $7.9 million for the three months ended June 30, 2011 compared to $7.5 million for the same period in 2010. The net change of $0.4 million was primarily due to a $0.8 million increase in amortization expense for the two months ended June 30, 2011 related to the revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011. This increase was offset by the elimination of $0.4 million of amortization expense related to our previous rights to license, supply, market, and distribute the Option IVC Filter. As described above, our license with Rex to sell the Option IVC Filter was terminated effective March 31, 2011 based on the terms of the Settlement and License Termination Agreement entered into on February 16, 2011.

Amortization expense was $17.3 million for the six months ended June 30, 2011 compared to $15.1 million for the same period in 2010. The $2.2 million increase is primarily due to: (i) a $0.8 million increase in amortization expense for the two months ended June 30, 2011 related to the revaluation of our intangible assets as described above; and (ii) a change in the estimated useful lives of our license with Rex to sell the Option IVC Filter, which was terminated effective March 31, 2011 as described above.

As our long-lived assets were comprehensively revalued as part of the fresh start accounting exercise on April 30, 2011, depreciation and amortization expense throughout the remainder of 2011 are expected to be modestly higher than the comparable periods in 2010. The respective fresh start accounting adjustments are a requirement resulting from our emergence from the CCAA and Chapter 15 proceedings, and do not reflect material changes in our business or operations, our cash flows, liquidity and capital resources or credit profile.

Write-down of Property, Plant and Equipment

During the six months ended June 30, 2011, we recorded a $0.2 million write-down of certain leasehold improvements related to rentable space at one of our manufacturing facilities that was vacated.

Write-down of Assets Held For Sale

During the three and six months ended June 30, 2011, we recorded a $0.6 million impairment charge on a Vancouver, Canada based property that was classified as held for sale. On March 25, 2011, we entered into an agreement to sell this property for proceeds of $1.8 million. The sale agreement became effective and binding on April 28, 2011 and the sale was completed on May 13, 2011.

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

Other Income (Expense)

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Two months ended June 30, 2011	One month ended April 30, 2011	Three Months Ended June 30, 2011	Three months ended June 30, 2010

Other income (expenses)
Foreign exchange gain (loss)	$492	$(366)	$126	$919
Other income (expense)	112	10	122	(333)
Interest expense on long-term debt	(3,032)	(2,217)	(5,249)	(9,027)
Write-down of investments	0	0	0	(216)
Loan settlement gain	0	0	0	1,180

Total other expenses	$(2,428)	$(2,573)	$(5,001)	$(7,477)

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Two months ended June 30, 2011	Four months ended April 30, 2011	Six Months Ended June 30, 2011	Six months ended June 30, 2010

Other income (expenses)
Foreign exchange gain (loss)	$492	$(646)	$(154)	$1,266
Other income (expense)	112	34	146	(386)
Interest expense on long-term debt	(3,032)	(10,327)	(13,359)	(17,946)
Write-down of investments	0	0	0	(216)
Loan settlement gain	0	0	0	1,180

Total other expenses	$(2,428)	$(10,939)	$(13,367)	$(16,102)

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

During the three months ended June 30, 2011, we incurred interest expense of $5.2 million on our long term obligations compared to $9.0 million for the same period in 2010. The $3.8 million decrease is primarily due to the elimination of $4.8 million of interest expense related to the irrevocable and final cancellation of the $250 million Subordinated Notes through the Recapitalization Transaction, offset by a $1.0 million acceleration of the amortization of deferred financing costs in connection with the termination of the Existing Credit Facility and DIP Facility on the Plan Implementation Date. In addition, prior to the cancellation of the Subordinated Notes on May 12, 2011, we did not accrue interest on the Subordinates Notes given that under the terms of the CCAA Plan, Subordinated Noteholders’ claims were limited to the principal and accrued interest amounts owing directly by Angiotech under indenture governing the Subordinated Notes and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes up to January 28, 2011, the date of the Initial Order.

During the six months ended June 30, 2011, we incurred interest expense of $13.4 million compared to $17.9 million for the same period in 2010. The $4.5 million decrease is primarily due to the elimination of $8.0 million of interest expense related to the cancellation of the $250 million Subordinated Notes (as discussed above), offset by (i) $0.7 million of interest incurred related to advances under the Existing Credit Facility, DIP Facility and Exit Facility and (ii) a $2.8 million increase in the amortization of deferred financing costs related to a change in the estimated useful lives of the Subordinated Notes, the Existing Credit Facility and the DIP Facility, which terminated on the Plan Implementation Date. Furthermore, consistent with the explanation provided above, we did not accrue interest on the Subordinated Notes subsequent to January 28, 2011.

During the three and six months ended June 30, 2010, we recorded a $1.2 million loan settlement gain relating to the settlement of the loan with Haemacure Corporation in connection with our acquisition of certain of its technology assets.

Reorganization Items

Upon commencement of the Creditor Protection Proceedings, we adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization in preparing our consolidated financial statements. ASC No. 852 required that we distinguish transactions and events directly associated with the Recapitalization Transaction from the ongoing operations of the business. Accordingly, we reported certain expenses, recoveries, provisions for losses, and other charges that have been realized or incurred during the Creditor Protection Proceedings as Reorganization Items on the Consolidated Statements of Operations as follows:

			Predecessor Company
			One month ended April 30, 2011	Four months ended April 30, 2011
Professional fees	(1)		(9,008)	(17,868)
Director’s and officer’s insurance	(2)		(219)	(1,601)
KEIP payment, net of tax	(3)		(793)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)		—	1,500
Cancellation of options and awards	(5)		(1,371)	(1,371)
Net gains due to fresh start accounting adjustments	(6	),(7)	341,217	341,217

			$329,826	$321,084

(1)	Professional fees represent legal, accounting and other financial consulting fees paid to our and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction and Creditor Protection Proceedings.
(2)	Directors’ and officers’ insurance represents the purchase of additional insurance coverage to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, the fee of $1.6 million was expensed to reorganization items during the four months ended April 30, 2011.

(3)	Upon completion of the Recapitalization Transaction, a $0.8 million incentive payment was triggered under the terms of the KEIP (net of $0.2 million tax recovery). Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third will be paid on August 10, 2011.
(4)	In connection with the Rex Settlement Agreement, we recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement and accrued as at December 31, 2010.
(5)	In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.
(6)	Refer to the Fresh Start Accounting section above for an explanation of the gains resulting from fresh start accounting adjustments.
(7)	The implementation of the Recapitalization Transaction triggered forgiveness of indebtedness of approximately $67.3 million, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management has evaluated other tax implications of the reorganization and has determined that they did not have a significant impact on the tax balances.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related to the our reorganization activities have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization and severance and termination costs associated with exit and disposal activities.

Income Tax

Income tax expense (recovery) for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $0.5 million, ($0.6) million and $0.3 million, respectively, compared to income tax expense of $1.2 million and $2.4 million, respectively for the three and six months ended June 30, 2010. The income tax expense for the two months ended June 30, 2011 is primarily due to net earnings from operations in the U.S. and certain foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

As at June 30, 2011, we had working capital of $63.4 million and cash and cash equivalents of $21.6 million. In aggregate, for the six months ended June 30, 2011 our working capital improved by $582.3 million as compared to the $518.7 million working capital deficiency reported in December 31, 2010. The change is primarily due to: (i) the elimination of our $250 million Subordinated Notes and $16 million of related accrued interest obligations through the Recapitalization Transaction; and (ii) the exchange and replacement of our $325 million Existing Floating Rate Notes with New Floating Rate Notes on the Plan Implementation Date and their subsequent reclassification from current liabilities back to non-current liabilities. These obligations had been previously classified as current as at December 31, 2010 due to our default on the $250 million Subordinated Notes and the resulting cross-default on the $325 million Existing Floating Rate Notes. The remaining change in our working capital position is partly attributable to decreases in cash and cash equivalents.

Historically, our most significant financial liabilities have been our $325 million Existing Floating Rate Notes and our $250 million Subordinated Notes. As discussed, these debt obligations were originally supported in substantive part by royalty revenues derived from sales of TAXUS coronary stent systems by BSC. The sustained and significant decline in royalty revenues received from BSC over the past several years has had a significant negative impact on our liquidity and capital resources, thereby constraining our ability to continue servicing the totality of our long term debt and related interest obligations. As a result of our liquidity constraints, among other things, on January 28, 2011, the Angiotech Entities commenced the

CCAA Proceedings to implement an in-court recapitalization of the Company through the CCAA Plan. On May 12, 2011 we implemented the Recapitalization Transaction, which effectively eliminated our $250 million Subordinated Notes and $16 million of related accrued interest obligations in exchange for new common shares of the Company. In addition, on the Plan Implementation Date, our $325 million Existing Floating Rate Notes were replaced with the New Floating Rate Notes.

The New Floating Rate Notes were issued on substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things:

(i)	subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries;

(ii)	the New Floating Rate Notes continue to accrue interest at LIBOR plus 3.75%, however, are subject to a LIBOR floor of 1.25%; and

(iii)	certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”).

Following the implementation of the Recapitalization Transaction, which occurred on May 12, 2011, our most significant financial liabilities are our New Floating Rate Notes which are due December 1, 2013. Long term-debt interest payments on these New Floating Rates Notes are still expected to be significant and may adversely impact our liquidity position. As LIBOR may fluctuate from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of such interest costs within a given period. Additional declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus negatively impacting our ability to service our principal and future interest obligations owing under the New Floating Rate Notes.

An event of default under the New Notes Indenture would permit the holders of the New Floating Rate Notes to demand immediate repayment of our debt obligations owing thereunder. In this case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

In connection with the implementation of the Recapitalization Transaction on May 12, 2011 we paid out the following fees related to the Recapitalization Transaction: (i) approximately $7.2 million of professional fees for legal, financial advisory, accounting and consulting services; (ii) $0.7 million of incentive payments owing to the named beneficiaries of the KEIP; (iii) approximately $1.4 million in financing fees to complete the Exit Facility; (iv) $0.4 million to settle $4.5 million of distribution claims allowed pursuant to the Claims Procedure Order in accordance with the CCAA Plan; and (v) $4.8 million of repayments of the Company’s DIP Facility. While these charges were fully accrued for as at April 30, 2011, they were paid subsequent to April 30, 2011 and the impact of such is reflected in the June 30, 2011 consolidated balance sheet. The magnitude of these transaction costs has negatively impacted the Company’s cash and liquidity position.

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

The Exit Facility, as amended on July 14, 2011, provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As at June 30, 2011, we had $14.5 million outstanding under the Exit Facility, $2.8 million of letters of credit and $7.7 million of available borrowing room.

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

Borrowings under the Exit Facility bear interest at a rate equal to, at our option, either (a) the Base Rate (as defined in the Exit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability we have under the Exit Facility on the date of determination or (b) the LIBOR Rate (as defined in the Exit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability we have under the Exit Facility on the date of determination. If we default on our obligations under the Exit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, we are required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

In addition to certain customary affirmative and negative covenants, including, but not limited to those related to the incurrence of additional indebtedness, asset sales, the incurrence of liens, and the making of certain investments, dividends and distributions, the Exit Facility also requires us to achieve a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15 million in Excess Availability plus Qualified Cash, of which Qualified Cash must be at least $5 million (all as defined under the Exit Facility). In the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, we are required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Exit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under our other indebtedness. While we are currently in compliance with the covenants specified under the Exit Facility, we cannot guarantee that we will be able to comply with these covenants and related conditions throughout the remainder of 2011 and beyond. A breach of these covenants or failure to obtain waivers to cure any further breaches of the covenants and the restrictions set forth under the Exit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment, thus further straining our working capital position and ability to continue operations.

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

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•	maintenance and continued utilization of the Exit Facility;

•	continued exploration of various other strategic and financial alternatives, including, but not limited to, raising new equity or debt capital or exploring sales of various assets or businesses;

•	continued evaluation of budgets and forecasts for certain sales and marketing and research and development programs;

•	selected gross margin improvement initiatives;

•	potential sale of selected property, plant and equipment assets or other non-core assets; and

•	exploration of certain foreign currency fluctuation mitigation opportunities.

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

Cash Flow Highlights

	Successor Company	Predecessor Company	Combined	Predecessor Company
(in thousands of U.S.$)	Two months ended June 30, 2011	One month ended April 30, 2011	Three Months Ended June 30, 2011	Three months ended June 30, 2010

Cash and cash equivalents, beginning of period	$30,222	$26,911	$26,911	$42,769
Cash used in operating activities	(2,157)	(1,289)	(3,446)	(11,035)
Cash provided by (used in) investing activities	2,239	(142)	2,097	(1,772)
Cash (used in) provided by financing activities	(8,950)	4,950	(4,000)	4
Effect of exchange rate changes on cash	283	(208)	75	(300)

Net (decrease) increase in cash and cash equivalents	(8,585)	3,311	(5,274)	(13,103)

Cash and cash equivalents, end of period	$21,637	$30,222	$21,637	$29,666

	Successor Company	Predecessor Company	Combined	Predecessor Company
(in thousands of U.S.$)	Two months ended June 30, 2011	Four months ended April 30, 2011	Six Months Ended June 30, 2011	Six months ended June 30, 2010

Cash and cash equivalents, beginning of period	$30,222	$33,315	$33,315	$49,542
Cash used in operating activities	(2,157)	(12,857)	(15,014)	(16,086)
Cash provided by (used in) investing activities	2,239	(945)	1,294	(3,063)
Cash (used in) provided by financing activities	(8,950)	10,741	1,791	(12)
Effect of exchange rate changes on cash	283	(32)	251	(715)

Net (decrease) increase in cash and cash equivalents	(8,585)	(3,093)	(11,678)	(19,876)

Cash and cash equivalents, end of period	$21,637	$30,222	$21,637	$29,666

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended June 30, 2011 was $3.4 million compared to $11.0 million of net cash used for the same period in 2010. The $7.6 million increase in cash flows from operating activities is primarily due to: (i) a $1.4 million reduction of license fee costs related to the NIH license agreement amendment discussed above; (ii) a $4.8 million decrease in interest costs paid associated with the elimination of our $250 million Subordinated Notes through the Recapitalization Transaction; (iii) a $2.5 million increase in net cash inflows from accounts receivable primarily relating to improved collection times for certain accounts due from customers outside of the U.S.; and (iv) a $9.8 million increase in net cash flows related to the non-cash impact on cost of goods sold resulting from the fresh-start accounting adjustments for inventory as described above. These cash increases were offset by: (i) a $2.6 million decline in royalty revenue derived from BSC’s sales of TAXUS; and (ii) $11.8 million of reorganization costs paid during the three months ended June 30, 2011 related our Creditor Protection Proceedings and the implementation of the Recapitalization Transaction.

Net cash used in operating activities for the six months ended June 30, 2011 was $15.0 million compared to $16.0 million of net cash used for the same period in 2010. The $1.0 million increase in cash flows from operating activities is primarily attributable to the following: (i) $20.0 million of reorganization costs incurred during the six months ended June 30, 2011 related to our Creditor Protection Proceedings and the implementation of the Recapitalization Transaction; (ii) a $9.3 million decline in royalty revenue derived from BSC’s sales of TAXUS; and (iii) a one-time $4.7 million settlement of an escrow claim with RoundTable that was received in the first quarter of 2010; offset by (i) a $5.0 million improvement in gross margins (after accounting for the $9.8 million non-cash impact on cost of goods sold from the fresh-start accounting); (ii) reduced research and development and selling, general and administrative expenses of $5.0 million and $5.6 million, respectively; (iii) lower interest expense of $4.6 million associated with the elimination of our Subordinated Notes discussed above; (iv) a $3.6 million reduction of NIH license fee costs discussed above; and (v) a $12.0 million decrease in working capital requirements, including: a $7.5 million improvement in cash flows from accounts receivables primarily relating to improved collection times for certain receivables due from customers outside of the U.S.; a $4.7 million improvement in cash flows from income taxes payable; a $1.9 million improvement in cash flows from interest payable; a $1.5 million improvement in cash flows from prepaid expenses; and a $1.2 million improvement in cash flows from inventory due to improvements in inventory management across our various manufacturing facilities; offset by: a $4.5 million reduction of cash flows from accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2011 was $2.1 million compared to $1.8 million of net cash used for the same period in 2010. The $3.9 million increase in cash is primarily due to a $1.3 million reduction in capital spending and $2.6 million of proceeds received from the sale of properties in Vancouver, Canada and Syracuse, New York.

Net cash provided by investing activities for the six months ended June 30, 2011 was $1.3 million compared to $3.1 million of net cash used for the same period in 2010. The $4.4 million increase in cash provided is primarily due to a $1.2 million reduction in capital spending, a $0.8 million increase in proceeds received from the sale of the properties discussed above relative to the sale of one property in January 2010 for $0.8 million, and a $1.0 million non-recurring advance made to Haemacure during the six months ended June 2010 in connection with the acquisition of certain technology assets (see Acquisitions section above).

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2011 was $4.0 million compared to nil for the same period in 2010. The $4.0 million of cash used in financing activities primarily consists of $7.5 million used to repay advances under the Exit Facility during the two months ended June 30, 2011 and $1.4 million of deferred financing costs paid related to the establishing the Exit Facility, offset by $5.0 of advances drawn under the Exit Facility in April 2011.

Net cash provided by financing activities for the six months ended June 30, 2011 was $1.8 million compared to nil for the same period in 2010. The $1.8 million of cash provided by financing activities primarily consists of $17.0 million of advances drawn under our previous DIP Facility and $5.0 million of advances draw under our Exit Facility, offset by a combined $17.5 million of repayments on our previous existing credit facility and DIP Facility and $1.4 million of deferred financing costs paid related to the establishing the Exit Facility. On May 12, 2011, our existing credit facility and DIP facility were terminated.

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

At June 30, 2011, April 30, 2011 and December 31, 2010, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	June 30, 2011	April 30, 2011	December 31, 2010
Canadian dollars	$3,211	$2,710	$933
Swiss franc	280	174	575
Euro	1,785	2,743	1,447
Danish krone	1,230	748	1,090
Other	1,422	1,291	1,491

LONG-TERM DEBT

Debt

(a) Subordinated Notes

On May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling our $250 million Subordinated Notes, the SSN Indenture, and $16 million of related accrued interest obligations in exchange for 96 % or 12,500,000 of the Company’s new common shares.

(b) New Floating Rate Notes

On the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Note for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer. The 0.01% holders of the Existing Floating Rate Notes that did not participate in the FRN Exchange Offer will continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the Supplement. Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default have been eliminated from the FRN Indenture.

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•

Changes to covenants pertaining to the incurrence of additional indebtedness, asset sales and the definitions of asset sales, change of control and permitted liens, including a reduction in the allowance from $100 million to $50 million for us to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•	The New Floating Rate Notes will accrue interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%; and

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

The interest rate will continue to reset quarterly and is payable quarterly in arrears on March1, June 1, September 1, and December 1 of each year through to the maturity date of December 1, 2013. The New Floating Rate Notes are unsecured senior obligations, which are guaranteed by certain of our subsidiaries, and rank equally in right of payment to all of our existing and future senior indebtedness. The guarantees of our guarantor subsidiaries are unconditional, joint and several.

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the our debt obligations owing thereunder. In this case, our current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on our ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of our creditors may jeopardize our working capital position and ability to sustain operations.

(d) Covenants

Upon the closing of the FRN Exchange Offer on May 12, 2011, the FRN Indenture pertaining to the 0.01% of remaining Existing Floating Rate Notes was amended to eliminate most of the restrictive covenants and events of default therein. However, the indenture governing the New Floating Rate Notes still contains various covenants which impose restrictions on the operation of our business and the business of our subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by us; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition, the Exit Facility includes a number of customary financial covenants, including a requirement to maintain certain levels of Adjusted EBITDA, liquidity and interest coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or make advances, loans or investments.

Contractual Obligations

During the three and six months ended June 30, 2011, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2010 Annual Report and the Form 10-Q for the three months ended March 31, 2011, other than those already described above relating to the completion of the Recapitalization Transaction, most significantly the termination of our agreement with Rex relating to the Option IVC Filter, and the conclusion of our litigation with QSR Holdings and the release of any future obligations relating to our agreement.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of June 30, 2011, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

Predecessor Company’s Accounting Policies

As discussed under the Significant Recent Developments section above, on January 28, 2011, the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate the Recapitalization Transaction, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the court appointed Monitor, the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, we was not permitted to execute certain transactions without the approval of the applicable courts and Monitor.

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization. Among other things, ASC No. 852 requires that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4) and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post petition liabilities (see note 3). These specific changes in the application of the Predecessor Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Where management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor was disclosed. Where pre-petition liabilities were impaired and were expected to be settled at lesser amounts than the Allowed Claim, ASC No. 852 required that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Predecessor Company adjusted the original carrying value to the Allowed Claim amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item. As at June 30, 2011, all distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order were settled and we had no further Liabilities Subject to Compromise.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items may also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Predecessor Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Predecessor Company’s debt obligations was recognized only to the extent that: (i) the interest expense was not stayed by the Canadian Court and was paid during the Creditor Protection Proceedings or (ii) interest was an allowed priority, secured claim or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as a Reorganization Item.

(d) Fresh-Start Accounting

Upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech comprehensive revalued its assets and liabilities. All assets and liabilities on the May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, we recorded additional goodwill of $121.7 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see Fresh Start Accounting section above). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. Disclosure of the following additional information is also required:

(i)	Adjustments to the historical amounts of individual assets and liabilities

(ii)	The amount of debt forgiveness

(iii)	Significant matters relating to the estimation and determination of reorganization value, including all of the following:

•

The method or methods used to determine reorganization value and factors such as discount rates, tax rates, the number of years for which cash flows are projected, and the method of determining terminal value

•	Sensitive assumptions where there is a reasonable possibility of variation that may significantly affect the measurement of the reorganization value

•	Assumptions about anticipated conditions that are expected to be different from current conditions, unless otherwise apparent.

Successor Company’s Accounting Policies

Other than the changes in accounting policies described below in these interim consolidated financial statements, the Successor Company has adopted the same accounting policies as the Predecessor Company as described in note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the 2010 Annual Report.

(a) Property, plant and equipment

Upon implementation of fresh start accounting on April 30, 2011, our property, plant and equipment were re-measured and recorded at their fair values totaling $47.7 million. Effective May 1, 2011, the fair value of $47.7 million is effectively the new cost base for the Successor Company’s property, plant and equipment. As such, the Successor Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

Buildings	30 – 40 years
Leasehold improvements	Term of the lease
Manufacturing equipment	3 – 10 years
Research equipment	3 – 5 years
Office furniture and equipment	2 – 10 years
Computer equipment	1 – 5 years

Where the Successor Company has property, plant and equipment under construction, these assets are not depreciated until they are in use.

(b) Intangible assets

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

Customer relationships	10 – 20 years
Trade names and other	9 – 20 years
Patents	5 – 20 years
Core and developed technology	10 – 20 years

(c) Recently adopted accounting policies

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-17, Revenue Recognition Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The adoption of this standard had no material impact on the Successor Company’s recognition of revenue from current collaboration and revenue contracts.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Successor Company’s financial results given that it does not currently have any bundled revenue arrangements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Successor Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the June 30, 2011 balance sheet date.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 did not have a material impact on the Successor Company’s financial statements given that it relates to disclosure and presentation only.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the Successor Company’s financial results.

In December 2010, the FASB issues ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. Given that the Successor Company did not enter into any new business combinations as at June 30, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issues ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Successor Company’s $127 million of goodwill recognized upon implementation of fresh start accounting on April 30, 2011 (see note 3 and 11 (b)).

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The new guidance temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is currently anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard did not have a material impact on the Successor Company’s consolidated financial statements.

(d) Future Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU No. 2011-02 provides creditors with additional guidance or clarification in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. In addition, ASU No. 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20, Receivables: Deferred of the Effective Date of Disclosures about Troubled Debt Restructurings. ASU No. 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The Successor Company is still assessing the potential impact that ASU No. 2011-02 may have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Successor Company is still assessing the potential impact that ASU No. 2011-04 may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has elected to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Alternatively, the amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The purpose of the amendment is to: (i) increase the prominence of items reported in other comprehensive income and (ii) facilitate the convergence of U.S. GAAP and IFRS. The amendment under ASU No. 2011-05 should be applied retrospectively. For public entities, the amendment is effective for fiscal and interim periods beginning after December 15, 2011. However, for non-public entities, the amendment is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Given that the amendment relates to disclosure and presentation only, the Successor Company does not expect that the adoption of ASU No. 2011-05 will have a material impact on its financial statements.

Outstanding Share Data

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, unrecognized stock based compensation costs of $1.4 million were charged to earnings in April 2011.

On May 12, 2011, we issued 12,500,000 new common shares to the holders of our Subordinated Notes in consideration and settlement of our $250 million Subordinated Notes and $16 million of related interest obligations. In addition, on May 12, 2011, we issued the following:

(i)

221,354 units of Restricted Stock to certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant;

(ii)

299,479 Restricted Stock Units (“RSUs”) to certain senior management. The RSUs allow the holder to acquire one common share for each unit held upon vesting. The RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant;

(iii)	708,025 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction. As the fair value of the grant was determined to be immaterial for the two months ended June 30, 2011, no stock-based compensation has been recorded for the grant of these stock options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2011 and April 30, 2011, we had cash and cash equivalents of $21.6 million and $30.2 million, respectively (December 31, 2010 – $33.3 million).

Interest Rate Risk

As the issuer of the New Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 5% at June 30, 2011 (April 30, 2011 – 4.1%, December 31, 2010 – 4.05%). Based upon the average floating rate debt levels of Angiotech during the three months ended June 30, 2011, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.5 million for the two months ended June 30, 2011 and $0.3 million for one month ended April 30, 2011 (June 30, 2010 - $0.8 million). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange gains of $0.4 million for the two months ended June 30, 2011, foreign exchange losses of $0.4 million for the one month ended April 30, 2011 and foreign exchange losses of $0.6 million for the four months ended June 30, 2011 (foreign exchange gains of $0.9 million and $1.3 million for the three and six months ended June 30, 2010, respectively) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 14% of our net revenue for the three months ended June 30, 2011 (June 30, 2010 – 13%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended June 30, 2011. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $3.0 million on an annual basis (June 30, 2010 – $2.9 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the two months ended June 30, 2011 of the Successor Company or the one month ended April 30, 2011 of the Predecessor Company, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2010, the Predecessor Company was notified that QSR Holdings, Inc. (“QSR”), as a representative for former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. The Arbitration Demand sought either direct monetary damages or, in the alternative, extension of the earn out period for a sixth year as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleged, among other items, that the Respondents: (a) breached certain contractual obligations under the Merger Agreement; (b) made certain misrepresentations or omissions during the initial negotiation of the Merger Agreement; and (c) tortiously interfered with the Merger Agreement. QSR sought damages in an unstated amount together with punitive damages and/or attorneys fees to the extent allowed by law. On October 15, 2010, the Respondents moved to dismiss the Complaint in part and to transfer venue to federal court in Washington State.

Subsequent to the initiation of the Federal Litigation and the delivery of the Arbitration Demand, representatives of Angiotech and QSR engaged in substantial settlement discussions. Those discussions culminated in an agreement (the “Settlement Agreement”), dated as of January 27, 2011, resolving, among other things, any and all claims that the parties may have arising out of the Merger Agreement (including, without limitation, all claims, counterclaims or defenses that were or could have been asserted in the Arbitration Demand and the Federal Litigation) in exchange for a payment of $6.0 million (the “Settlement Amount”) by Angiotech US. $2.0 million of the Settlement Amount was paid on May 26, 2011. The remainder of the Settlement Amount is payable in 24 equal monthly installments of $166,667 each beginning on the earlier of (i) 30 days after the Implementation Date; and (ii) July 31, 2011 (subject to reduction in the event of pre-payment as more fully set forth in the Settlement Agreement). The Settlement Agreement further provides for complete and mutual releases between the parties, as more fully set forth therein. Pursuant to the Settlement Agreement, QSR irrevocably dismissed the Federal Litigation and the Arbitration Demand with prejudice.

In light of the Predecessor Company’s liquidity and capital constraints, on November 11, 2010, Angiotech US informed Rex Medical, LP (“Rex”) that it would not be able to continue selling the Option IVC Filter under the existing terms of the License, Supply, Marketing and Distribution Agreement, dated as of March 13, 2008, by and between Angiotech US and Rex (as amended, the “Option Agreement”). Subsequently, on November 18, 2010, Rex initiated an arbitration (the “Rex Arbitration”) against Angiotech US alleging that Angiotech US had breached the Option Agreement. Rex sought monetary damages in excess of $3.0 million, including costs, fees and expenses incurred in connection with the Rex Arbitration. On December 2, 2010, Rex obtained a temporary restraining order and preliminary injunction against Angiotech US from the United States District Court for the Southern District of New York (such action, the “SDNY Action”) requiring Angiotech US to honor its obligations under the Option Agreement for a period of 180 days or until the Rex Arbitration was concluded. On January 24, 2011, Angiotech US received a termination notice from Rex indicating that the Option Agreement would cease on April 24, 2011.

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

On January 28, 2011, the Angiotech Entities, as part of the Recapitalization Transaction, filed for protection under the CCAA. The CCAA Plan imposed a stay of proceedings against the Angiotech Entities preventing any party from commencing or continuing any action, suit or proceeding against the Angiotech Entities or from exercising other enforcement rights that could arise as a result of the commencement of proceedings under the CCAA. The stay of proceedings generally precluded parties from taking any action against the Angiotech Entities for breach of contractual or other obligations. In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011 the Angiotech Entities commenced the Chapter 15 Cases. The purpose of the Chapter 15 Cases was to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings, and to obtain the assistance of the U.S. court in effectuating the Recapitalization Transaction. On February 22, 2011, the U.S. court granted an order that among other things, recognized the CCAA Proceedings as a foreign main proceeding.

On April 4, 2011, a meeting was held for Affected Creditors to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. On May 12, 2011, the Recapitalization Transaction was implemented, which effectively eliminated the Company’s $250 million aggregate principal amount of its outstanding Subordinated Notes and related accrued interest obligations in exchange for 96% of the new common shares which were issued as part of the reorganization. In addition, through the Creditor Protection Proceedings, the Company also eliminated $4.1 million of certain of its other its liabilities. On May 12, 2011, the Monitor filed the Monitor’s Certificate with the Canadian Court, confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. As a result, the Angiotech Entities were discharged and released from Creditor Protection Proceedings. For more information on the CCAA Proceedings and Recapitalization Transaction, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with notes 1, 3, and 4 in the unaudited consolidated financial statements for the three months ended June 30, 2011.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings including the following:

•

In EP 1,155,689, the EPO decided to revoke the patent as a result of the oral hearing held on November 25, 2010. Angiotech filed an appeal on March 9, 2011 and its Statement of Grounds on May 31, 2011. The opponent has until October 10, 2011, to file its response to the Grounds of Appeal.

•

In EP 1,159,974, the EPO decided to revoke the patent as a result of Oral Proceedings held on June 9, 2010. Angiotech filed a Notice of Appeal on August 27, 2010. A Statement of Grounds of Appeal was filed on November 2, 2010. The opponent filed their response to the Grounds of Appeal on March 10, 2011.

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

•	In EP 1,857,236, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on May 24, 2011.

•	In EP 1,858,243, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on May 24, 2011

•	In EP 1,867,288, a Notice of Opposition was filed against Quill Medical, Inc. by ITV Denkendorf Produkservice GmbH. Quill Medical filed their response to the opposition on July 5, 2011.

Item 1A.	Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. RESERVED

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference as indicated below:

Exhibit Number	Description	Location

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: August 9, 2011	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)