Form 10-Q/A
period 2011-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2011-08-18
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

12,721,354 Common Shares, no par value, as of August 15, 2011

EXPLANATORY NOTE

The purpose of Amendment No. 1 to Angiotech Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 attached to this Amendment No. 1 includes the following materials from our Form 10-Q, which have been formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated balance sheets,

(ii)	Consolidated statements of operations,

(iii)	Consolidated statements of shareholders’ equity (deficit)

(iv)	Consolidated statements of cash flows, and

(v)	Notes to the consolidated financial statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and accordingly are not subject to liability under those sections.

Other than the changes described above, no other modifications or updates have been made to our Form 10-Q. In addition, this Amendment No. 1 does not reflect any subsequent events occurring after the August 9, 2011 original filing date of our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Angiotech Pharmaceuticals, Inc. (Registrant)

Date: August 17, 2011	By:	/S/ JAY DENT
Jay Dent Sr. Vice President, Finance

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Exhibit 101 includes the following materials from Angiotech Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of shareholder’s equity (deficit), (iv) consolidated statements of cash flows, and (v) notes to the consolidated financial statements.

*	Previously filed
**	Furnished herewith