Form 10-Q
period 2011-09-30
ANGIOTECH PHARMACEUTICALS INC
filed 2011-11-09
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

12,686,881 Common Shares, no par value, as of November 9, 2011

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three and Five Months Ended September 30, 2011, the Four Months Ended April 30, 2011, and the Three and Nine Months Ended September 30, 2010	4

	Consolidated Statements of Shareholders’ Equity (Deficit) as of September 30, 2011 (unaudited), April 30, 2011 (unaudited), and September 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows (unaudited) for the Three and Five Months Ended September 30, 2011, the Four Months Ended April 30, 2011, and the Three and Nine Months Ended September 30, 2010	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	87

Item 4.	Controls and Procedures	87

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	88

Item 1A.	Risk Factors	89

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Reserved	89

Item 5.	Other Information	89

Item 6.	Exhibits	89

SIGNATURES		90

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Successor Company	Predecessor Company
	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents [note 6]	$19,250	$33,315
Short-term investments [note 7]	3,316	4,653
Accounts receivable	30,447	33,494
Income tax receivable	1,441	669
Inventories [note 8]	35,061	34,631
Deferred income taxes, current portion	2,515	4,102
Deferred financing costs [note 12 (e)]	0	5,611
Prepaid expenses and other current assets	2,816	4,649

Total current assets	94,846	121,124

Property, plant and equipment [note 9]	45,017	46,261
Intangible assets [note 10]	362,760	137,973
Goodwill [note 3]	125,245	0
Deferred income taxes, non-current portion	2,137	0
Other assets	430	640

Total assets	630,435	305,998

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities [note 11]	26,788	36,847
Income taxes payable	2,341	2,255
Interest payable	1,406	15,761
Revolving credit facility [note 12(f)]	7,508	10,000
Debt [note 12 (a) & (b)]	0	575,000

Total current liabilities	38,043	639,863

Deferred leasehold inducement [note 3]	0	4,785
Deferred income taxes, non-current portion	93,444	31,702
Other tax liabilities	4,980	4,367
Debt [note 12 (b)]	325,000	0
Other liabilities	160	9,357

Total non-current liabilities	423,584	50,211

Shareholders’ equity (deficit)
Predecessor share capital		472,753
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
December 31, 2010 – 85,180,377
Sucessor share capital	203,751
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
September 30, 2011 – 12,686,881
Additional paid-in capital	2,441	35,470
Accumulated deficit	(32,932)	(933,352)
Accumulated other comprehensive income	(4,452)	41,053

Total shareholders’ equity (deficit)	168,808	(384,076)

Total liabilities and shareholders’ equity (deficit)	$630,435	$305,998

Liquidity risk [note 1]

Contingencies and commitments [note 15]

Subsequent events [note 20]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended September 30,	Five months ended September 30,	Four months ended April 30,	Three months ended September 30,	Nine months ended September 30,
	2011	2011	2011	2010	2010
REVENUE
Product sales, net	$51,899	$87,801	$69,198	$51,868	$155,796
Royalty revenue	5,497	6,565	10,941	7,063	28,257
License fees	0	0	127	53	158

	57,396	94,366	80,266	58,984	184,211

EXPENSES
Cost of products sold	38,796	65,730	32,219	26,808	79,883
License and royalty fees	50	100	68	1,170	4,884
Research and development	4,614	7,443	5,686	6,240	19,900
Selling, general and administration	22,613	35,394	24,846	22,489	66,871
Depreciation and amortization	9,246	14,935	14,329	8,297	24,948
Write-down of assets held for sale	0	0	570	0	700
Write-down of property, plant and equipment [note 9]	143	143	215	0	0
Escrow settlement recovery	0	0	0	0	(4,710)

	75,462	123,745	77,933	65,004	192,476

Operating (loss) income	(18,066)	(29,379)	2,333	(6,020)	(8,265)

Other income (expenses)
Foreign exchange gain (loss)	1,136	1,627	(646)	3	1,269
Other income (expense)	221	334	34	(126)	(728)
Debt restructuring costs	0	0	0	(2,978)	(2,978)
Interest expense	(4,584)	(7,616)	(10,327)	(9,833)	(27,779)
Loan settlement gain	0	0	0	0	1,180

Total other expenses	(3,227)	(5,655)	(10,939)	(12,934)	(29,036)

Loss before reorganization items and income taxes expense	(21,293)	(35,034)	(8,606)	(18,954)	(37,301)
Income tax (recovery) expense	(2,609)	(2,102)	267	(454)	1,968
Loss before reorganization items	(18,684)	(32,932)	(8,873)	(18,500)	(39,269)

Reorganization items [note 4]	0	0	321,084	0	0
Gain on extinguishment of debt and settlement of other liabilities [note 3]	0	0	67,307	0	0

Net (loss) income	($18,684)	($32,932)	$379,518	($18,500)	($39,269)

Basic and diluted net (loss) income per common share	$(1.47)	$(2.59)	$4.46	$(0.22)	$(0.46)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,721	12,710	85,185	85,174	85,162

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid- in-capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive loss	Total Stockholder’s (deficit)
	Shares	Amount
Balance at December 31, 2009 (Predecessor)	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	20,890	3					3
Stock-based compensation			423				423
Net unrealized loss on available-for-sale securities, net of taxes ($0)					(1,940)	(1,940)	(1,940)
Cumulative translation adjustment					(1,898)	(1,898)	(1,898)
Net loss				(6,695)		(6,695)	(6,695)

Comprehensive loss						(10,533)

Balance at March 31, 2010 (Predecessor)	85,158,971	$472,745	$34,110	$(873,236)	$42,987		$(323,394)

Exercise of stock options	11,305	4					4
Stock-based compensation			479				479
Net unrealized loss on available-for-sale securities, net of taxes ($0)					(358)	(358)	(358)
Cumulative translation adjustment					(2,401)	(2,401)	(2,401)
Net loss				(14,074)		(14,074)	(14,074)

Comprehensive loss						(16,833)

Balance at June 30, 2010 (Predecessor)	85,170,276	$472,749	$34,589	$(887,310)	$40,228		$(339,744)

Exercise of stock options	6,173	2					2
Stock-based compensation			440				440
Net unrealized gain on available-for-sale securities, net of taxes ($0)					264	264	264
Cumulative translation adjustment					1,870	1,870	1,870
Net loss				(18,500)		$(18,500)	(18,500)

Comprehensive loss						$(16,366)

Balance at September 30, 2010 (Predecessor)	85,176,449	$472,751	$35,029	$(905,810)	$42,362		$(355,668)

	Common Shares		Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Comprehensive loss	Total Stockholder’s (deficit)
	Shares	Amount
Balance at December 31, 2010 (Predecessor)	85,180,377	472,753	35,470	(933,352)	41,053		(384,076)
Exercise of stock options	5,120	1					1
Stock-based compensation			294				294
Net unrealized gain on available-for-sale securities, net of taxes ($0)					697	697	697
Cumulative translation adjustment					1,231	1,231	1,231
Net loss				(18,001)		(18,001)	(18,001)

Comprehensive loss						(16,073)

Balance at March 31, 2011 (Predecessor)	85,185,497	$472,754	$35,764	$(951,353)	$42,981		$(399,854)

Exercise of stock options	0	0					0
Stock-based compensation			1,441				1,441
Net unrealized gain on available-for-sale securities, net of taxes ($0)					640	640	640
Cumulative translation adjustment					254	254	254
Net income				397,519		397,519	397,519

Comprehensive income						398,413

Balance at April 30, 2011 (Predecessor)	85,185,497	$472,754	$37,205	$(553,834)	$43,875		$—

Reorganization adjustment: Cancellation of Predecessor common shares	(85,185,497)	(472,754)		472,754			0
Reorganization adjustment: Issuance of Successor common shares	12,721,354	202,948					202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			(37,205)	81,080	(43,875)		0
Comprehensive gain

Balance at May 1, 2011 (Successor)	12,721,354	$202,948	$(0)	$0	$(0)		$202,948

Net unrealized loss on available-for-sale securities, net of taxes ($0)					(188)	(188)	(188)
Cumulative translation adjustment					(834)	(834)	(834)
Net loss				(14,248)		(14,248)	(14,248)

Comprehensive loss						(15,270)

Balance at June 30, 2011 (Successor )	12,721,354	$202,948	$—	$(14,248)	$(1,022)		$187,678

Vesting of restricted stock	0	1,291	(1,291)				0
Share capital repurchases	(34,473)	(488)					(488)
Stock-based compensation			3,732				3,732
Net unrealized loss on available-for-sale securities, net of taxes ($0)					(1,790)	(1,790)	(1,790)
Cumulative translation adjustment					(1,640)	(1,640)	(1,640)
Net loss				(18,684)		(18,684)	(18,684)

Comprehensive loss						(22,114)

Balance at September 30, 2011 (Successor )	12,686,881	$203,751	$2,441	$(32,932)	$(4,452)		$168,808

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended September 30, 2011	Five months ended September 30, 2011	Four months ended April 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010

OPERATING ACTIVITIES
Net income (loss)	$(18,684)	$(32,932)	$379,518	$(18,500)	$(39,269)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,238	16,654	15,518	9,318	27,896
Loss on disposition of property, plant and equipment	143	143	218	129	571
Reorganization items [note 4]	0	0	(321,084)	0	0
Non-cash cost of product sold adjustment from fresh start accounting	12,808	22,616	0	0	0
Gain on extinguishment of debt and settlement of other liabilities	0	0	(67,307)	0	0
Write-down of assets held for sale	0	0	570	0	700
Loan settlement gain	0	0	0	0	(1,180)
Deferred leasehold amortization	0	0	(1,300)	0	0
Deferred leasehold inducements	0	0	0	0	2,120
Deferred income taxes	(4,776)	(5,536)	(486)	(735)	(948)
Stock-based compensation expense	3,244	3,244	364	440	1,342
Non-cash interest expense	0	0	1,523	737	2,193
Other	0	(106)	1,135	80	(351)
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 18]	2,291	7,680	(10,089)	5,736	(11,955)

Cash provided by (used in) operating activities before reorganization items	5,264	11,763	(1,420)	(2,795)	(18,881)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	0	(8,105)	(10,055)	0	0
Key Employment Incentive Plan fee	0	(551)	0	0	0
Director’s and officer’s insurance	0	0	(1,382)	0	0

Cash used in reorganization activities	0	(8,656)	(11,437)	0	0

Cash provided by (used in) operating activities	5,264	3,107	(12,857)	(2,795)	(18,881)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(349)	(734)	(945)	(1,589)	(4,164)
Proceeds from disposition of property, plant and equipment	0	2,624	0	0	758
Loans advanced	0	0	0	0	(1,015)
Asset acquisition costs	0	0	0	0	(231)

Cash provided by (used in) investing activities	(349)	1,890	(945)	(1,589)	(4,652)

FINANCING ACTIVITIES
Deferred financing charges and costs	(48)	(48)	(1,278)	(225)	(244)
Net (repayments) advances on Revolving Credit Facility	(6,968)	(14,510)	12,018	0	0
Proceeds from stock options exercised	0	0	1	2	9

Cash provided by (used in) financing activities before reorganization activities	(7,016)	(14,558)	10,741	(223)	(235)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES

Deferred financing costs	0	(1,408)	0	0	0

Cash provided by (used in) financing activities	(7,016)	(15,966)	10,741	(223)	(235)

Effect of exchange rate changes on cash and cash equivalents	(286)	(3)	(32)	507	(208)
Net decrease in cash and cash equivalents	(2,387)	(10,972)	(3,093)	(4,100)	(23,976)
Cash and cash equivalents, beginning of period	21,637	30,222	33,315	29,666	49,542

Cash and cash equivalents, end of period	$19,250	$19,250	$30,222	$25,566	$25,566

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

In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments) necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity (deficit) and consolidated statements of cash flows at September 30, 2011 and for all periods presented, have been made.

All amounts herein are expressed in U.S. dollars unless otherwise noted. The year-end balance sheet data was derived from audited financial statements but does not include all of the disclosures required under U.S. GAAP.

RECAPITALIZATION TRANSACTION & EMERGENCE FROM CREDITOR PROTECTION PROCEEDINGS

Over the past several years, revenues in the Predecessor Company’s Pharmaceutical Technologies segment, specifically royalties derived from sales of TAXUS® coronary stent systems (“TAXUS”) by Boston Scientific Corporation (“BSC”), declined significantly. These declines led to significant constraints on the Predecessor Company’s liquidity, working capital and capital resources, which adversely impacted its ability to continue to support its business initiatives and service debt obligations. As a result, after extensively exploring a range of financial and strategic alternatives, on January 28, 2011 Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”). In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”).

On the Plan Implementation Date, the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares of the Successor Company issued in accordance with the terms of the CCAA Plan. All other creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”), elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of distribution claims of Affected Creditors (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3.

On May 12, 2011, upon the close of business, the Angiotech Entities emerged from Creditor Protection Proceedings. All charges on Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

Fresh-Start Accounting

In connection with the completion of the Recapitalization Transaction and emergence from Creditor Protection Proceedings, the Predecessor Company was required to adopt fresh-start accounting under ASC No. 852 – Reorganization based on the following conditions being met: (i) our total post-petition liabilities and allowed claims exceeded the Successor Company’s reorganization value, which resulted from the Recapitalization Transaction, and (ii) pre-petition stockholders received less than 50% of the new common shares issued under the CCAA Plan, thereby resulting in a substantive change in control.

Management elected to apply fresh-start accounting on the Convenience Date of April 30, 2011 after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference. Material adjustments resulting from the reorganization and the application of fresh-start accounting were therefore reflected in the May 1, 2011 consolidated balance sheet and the consolidated statements of operations for the four months ended April 30, 2011. Material cash payments of $8.7 million made in May 2011, related to the Recapitalization Transaction, were reflected in the period subsequent to the Convenience Date.

Upon implementation of fresh-starting accounting, Angiotech comprehensively revalued its assets and liabilities and eliminated its deficit, additional paid-in-capital and accumulated other comprehensive income balances (see note 3). Debt and equity were also re-measured based on their estimated fair values (excluding cash and cash equivalents and short term investments), which were substantively derived from the Successor Company’s financial projections. As the estimated enterprise value calculated for the purposes of fresh start accounting continues to be dependent on the achievement of future financial results and various assumptions, there is no assurance these financial projections will be realized to support the estimated enterprise value.

Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. The year-to-date results for 2011 include the results for the five months ended September 30, 2011 of the Successor Company and the four month ended April 30, 2011 of the Predecessor Company. Overall, the reorganization and fresh-start accounting adjustments have materially impacted the current carrying values and classifications of certain of Angiotech’s assets, liabilities, debt and shareholder’s equity balances.

LIQUIDITY RISK

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities. Although Angiotech has completed the Recapitalization Transaction and emerged from its Creditor Protection Proceedings as described above, it continues to face a number of risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to meet its contractual obligations and support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Successor Company’s liquidity position, cash flows and future operating results throughout the remainder of 2011 and for the foreseeable future. The more significant risks and uncertainties have been summarized as follows:

•

The Successor Company’s most significant financial liability is its $325 million of new Senior Floating Rate Notes (“New Floating Rate Notes”) due December 1, 2013 (see the notes 3 and 12 (b)). During the three and five months ended September 30, 2011, the Successor Company incurred $4.2 million and $6.9 million of interest expense, respectively, on the New Floating Rate Notes. The interest rate on the New Floating Rate Notes resets quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes bore an interest rate of 5.0% on September 30, 2011 (December 31, 2010 – 4.1%). An increase in LIBOR could impact the Successor Company’s ability to service its future interest obligations owing under the New Floating Rate Notes. Furthermore, there is no assurance that the Successor Company will be able to refinance the New Floating Rate Notes when they become due on December 1, 2013.

•

The Successor Company has a $28 million Exit Facility with Wells Fargo(see note 12(f)). As at September 30, 2011, the Successor Company had $7.5 million outstanding under the Exit Facility, $2.8 million in secured letters of credit issued under the Exit Facility, and $15.1 million of available borrowing capacity. During the three and five months ended September 30, 2011, the Successor Company incurred $0.4 million and $0.6 million of interest expense, respectively, on borrowings under the Exit Facility. During these same periods, the Successor Company made repayments of the Exit Facility of $7.4 million and $15.0 million, respectively. The Successor Company expects to incur further interest charges on its borrowings under the Exit Facility. As discussed in note 12(f), utilization of the Exit Facility is subject to a borrowing base formula based on the value of certain finished goods inventory and accounts receivable as well as certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Successor Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that it will continue to comply with the covenants specified under the Exit Facility and future borrowing arrangements in 2011 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Exit Facility may limit the Successor Company’s ability to obtain additional advances or result in demands for accelerated repayment, thus further straining the Successor Company’s working capital position and ability to continue operations.

•

Angiotech has a history of reporting losses and reported net losses of $18.7 million and $32.9 million for the three and five months ended September 30, 2011. For the five months ended September 30, 2011, Angiotech’s cash resources decreased by $11.0 million, of which $8.7 million was used to fund the reorganization activities of the Predecessor Company and $15.0 million was used to repay amounts owing under the Exit Facility, partly offset by $11.8 million of funds generated from operating activities before reorganization items and $1.9 million generated from investing activities. Further operating losses or future negative operating cash flows would adversely impact the Successor Company’s liquidity position and its ability to meet its future obligations.

•

As reported in note 15, Angiotech has entered into various research and development collaboration agreements, under which it may be required to participate in certain cost sharing or funding arrangements. Angiotech may also be obligated to make certain royalty and milestone payments contingent upon the achievement of contractual development, collaboration, regulatory and/or commercial milestones, which are not necessarily within its control. As such, acceleration of research and development activities under collaboration agreements by counterparties and any unexpected outcomes may trigger contingent payments earlier than currently expected, thus negatively impacting the Successor Company’s cash flows and liquidity position.

The Successor Company’s ability to maintain and sustain its future operations will depend upon its ability to: (i) restructure, refinance or amend terms of its existing debt obligations; (ii) remain in compliance with its debt covenants to maintain access to its Exit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improve gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

The Successor Company’s future plans and current initiatives to manage its operating and liquidity risks include, but are not limited to the following:

•	Utilization of the Exit Facility;

•	Continued exploration of various other strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•	Continued evaluation of potential cost savings in the budgets and forecasts for certain sales and marketing activities and certain research and development programs;

•	Implementation of selected gross margin improvement initiatives; and

•	Optimization of day-to-day operating cash flows.

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

Predecessor Company’s Accounting Policies

As discussed in note 1 above, on January 28, 2011 the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate the Recapitalization Transaction, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the court appointed monitor, Alvarez & Marsal Canada, Inc. (the “Monitor”), the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, the Company was not permitted to execute certain transactions without the approval of the applicable courts and the Monitor.

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization. Among other things, ASC No. 852 requires that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4) and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post-petition liabilities (see note 3). These specific changes in the application of the Predecessor Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Where management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor was disclosed. Where pre-petition liabilities were impaired and were expected to be settled at lesser amounts than the Allowed Claims, ASC No. 852 required that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Predecessor Company adjusted the original carrying value to the Allowed Claims amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item as discussed below (also see note 4). As at September 30, 2011, all distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order were settled and the Company had no further Liabilities Subject to Compromise.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Predecessor Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Predecessor Company’s debt obligations was recognized only to the extent that: (i) the interest expense was not stayed by the Canadian Court and was paid during the Creditor Protection Proceedings or (ii) the interest was an allowed priority, secured claim or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as a Reorganization Item.

(d) Fresh-Start Accounting

As described in note 1 and note 3, upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech completed a comprehensive revaluation of its assets and liabilities. All assets and liabilities on the May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, the Company recorded goodwill of $127 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see note 3). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. Disclosure of the following additional information is also required:

(i)	Adjustments to the historical amounts of individual assets and liabilities

(ii)	The amount of debt forgiveness

(iii)	Significant matters relating to the estimation and determination of reorganization value, including all of the following:

•

The method or methods used to determine reorganization value and factors such as discount rates, tax rates, the number of years for which cash flows are projected, and the method of determining terminal value;

•	Sensitive assumptions where there is a reasonable possibility of variation that may significantly affect the measurement of the reorganization value;

•	Assumptions about anticipated conditions that are expected to be different from current conditions, unless otherwise apparent.

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

(a) Property, plant and equipment

As described in note 3, upon implementation of fresh start accounting on April 30, 2011, Angiotech’s property, plant and equipment were re-measured and recorded at their fair values totaling $47.7 million. Effective May 1, 2011, the fair value of $47.7 million represents the new cost base for the Successor Company’s property, plant and equipment and accordingly, the Successor Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

Buildings	30 – 40 years
Leasehold improvements	Term of the lease
Manufacturing equipment	3 – 10 years
Research equipment	3 – 5 years
Office furniture and equipment	2 – 10 years
Computer equipment	1 – 5 years

Where the Successor Company has property, plant and equipment under construction, these assets are not depreciated until they are put into use.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Successor Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the September 30, 2011 balance sheet date.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 did not have a material impact on the Successor Company’s financial position given that it relates to disclosure and presentation only.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation – Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, share-based payment awards that contain conditions which are not market, performance or service conditions are classified as liabilities. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have an impact on the Successor Company’s financial results as its equity securities are no longer publicly traded.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. Given that the Successor Company did not enter into any new business combinations as at September 30, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Successor Company’s $127 million of goodwill recognized upon implementation of fresh start accounting on April 30, 2011 (see note 3).

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles –Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. The Successor Company is still assessing the potential impact that ASU No. 2011-08 may have on its consolidated financial statements and the annual goodwill impairment test.

3.	REORGANIZATION AND FRESH-START REPORTING

As discussed in note 1, on May 12, 2011 the CCAA Plan became effective and Angiotech emerged from Creditor Protection Proceedings. In accordance with the provisions of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or prior to the Plan Implementation Date:

(i)	Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)	Angiotech’s Articles and Notice of Articles were amended to: (a) eliminate the class of existing common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of new common shares under the Successor Company with similar rights, privileges, restrictions and conditions attached to the previous class of common shares.

(iii)	The Predecessor Company’s Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)	12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of the Predecessor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the indenture related to the Subordinated Notes (the “SSN Indenture”) remained in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)

Holders of 99.99% of the aggregate principal amount outstanding of the Predecessor Company’s $325 million senior floating rate notes (the “Existing Floating Rate Notes”) tendered their Existing Floating Rate Notes and consents in the

FRN Exchange Offer. The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes continue to accrue interest at LIBOR plus 3.75%, however, they are subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”).

(vi)	Angiotech entered into the Exit Facility with Wells Fargo(see note 13(f)). As at the Plan Implementation Date, the debtor-in-possession credit facility (the “DIP Facility”) was terminated in connection with the terms of the CCAA Plan.

(vii)	The Predecessor Company established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to the Predecessor Company and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid in August 2011 of this year.

(viii)	The Predecessor Company established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to the Predecessor Company and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries were granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully-diluted basis. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the board of directors of the Successor Company.

(ix)	The Successor Company appointed a new board of directors.

(x)	The Successor Company paid transaction fees of $5.3 million on May 12, 2011 to certain of its financial advisors.

(xi)	The Successor Company placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan (see note 3). Distributions were paid to Affected Creditors, other than Subordinated Noteholders, in May, 2011.

(xii)	The Settlement Agreement with QSR described in note 15 was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, $2 million was paid to QSR on May 26, 2011 and $0.5 million was paid to QSR during the three months ended September 30, 2011.

(xiii)	The Amended and Restated Forbearance Agreement with Wells Fargo was terminated.

As discussed in note 1 and 2 above, fresh-start accounting was applied on the April 30, 2011 Convenience Date in accordance with ASC No. 852, pursuant to which: (i) the reorganization value was allocated to Angiotech’s assets and liabilities in accordance with ASC No. 805 – Business Combinations, which requires that assets and liabilities be stated at their fair values and (ii) the Predecessor Company’s deficit, additional paid-in-capital and accumulated other comprehensive income balances were eliminated.

During the four months ended April 30, 2011, the Predecessor Company incurred approximately $17.9 million of professional fees (see note 4), respectively. These fees were paid to the Predecessor Company’s Monitor as well as the Predecessor Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

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

May 1, 2011 in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222

May 1, 2011 in 000’s
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

The estimated DCF fair value of Angiotech’s royalty revenues was calculated by estimating the present value of the various categories of expected royalty revenue, using rates ranging from 12-33%.

Comparable company analysis estimates the fair value of a company based on a relative comparison with other publicly traded companies that have similar financial and operating characteristics. The enterprise value for each selected company examined is calculated by using current market capitalization as the value of its equity securities plus the aggregate value of the debt outstanding and non-controlling interests. These enterprise values are commonly expressed as multiples of certain key performance metrics such as Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The fair value of Angiotech’s Base Medical Products under this method was estimated by applying multiples ranging from 7-9X EBITDA of a particular year. The fair value of Angiotech’s Proprietary Medical Products under this method was estimated by applying multiples ranging from 1.25 – 2X revenue of a particular year.

The product and revenue categories used to derive enterprise value, which are based on subjective estimates and assumptions, differ from the actual reporting segments used by management to monitor and manage the business. Operating results are tracked and maintained in the Company’s accounting records consistent with the reporting segments identified in note 16.

Summary of Reorganization and Fresh Start Accounting Adjustments

The following table and accompanying footnotes summarizes the impact of the Recapitalization Transaction and fresh-start accounting:

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	April 30, 2011			Fresh-start accounting adjustments		May 1, 2011
	Predecessor Company	Reorganization adjustments	Footnote		Footnote	Successor Company
ASSETS
Current assets
Cash and cash equivalents	$30,222	$—		$—		$30,222
Short-term investments	5,294	—		—		5,294
Accounts receivable	36,390	—		—		36,390
Income tax receivable	1,315	—		—		1,315
Inventories	37,485	—		19,616	a	57,101
Deferred income taxes, current portion	2,534	207	7	(2,741)	b	—
Prepaid expenses and other current assets	3,699	—		—		3,699

Total current assets	116,939	207		16,875		134,021

Assets held for sale	2,481	—		143	c	2,624
Property, plant and equipment	40,275	—		7,423	c	47,698
Intangible assets	127,034	—		250,466	d	377,500
Goodwill	5,367	—		121,738	j	127,105
Deferred financing costs	3,146	1,226	1	(4,372)	e	—
Deferred income taxes, non-current portion	2,414	—	7	(122)	b	2,292
Other assets	428	—		—		428

Total assets	298,084	1,433		392,151		691,668

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	25,623	11,822	1, 2, 3, 6	—		37,445
Deferred income taxes, current portion	—	—		3,544	b	3,544
Income taxes payable	1,485	—		—		1,485
Interest payable on long-term debt	2,279	—		—		2,279
Exit credit facility	22,018	—		—		22,018

Total current liabilities	51,405	11,822		3,544		66,771

Liabilities subject to compromise	270,624	(270,624)	6	—		—
Deferred leasehold inducement	3,485	—		(3,485)	f	—
Deferred income taxes, non-current portion	31,851	—		60,263	b	92,114
Other tax liabilities	4,835	—		—		4,835
Debt	325,000	—		—	h	325,000
Other liabilities	9,388	—		(9,388)	g	—

Total non-current liabilities	374,559	—		47,390		421,949

Shareholders’ equity (deficit)
Predecessor share capital	472,754	(472,754)	5	—		—
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

As at September 30, 2011, the Company had no further liabilities that were subject to compromise.

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

Fresh-Start Accounting Adjustments—Allocation of Reorganization Value to Assets and Liabilities

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

During the three months ended September 30, 2011, the Successor Company revised the estimated fair value of inventory at the Convenience Date from $57.1 million to $60.1 million. As a result of this change in estimate, goodwill decreased by $1.9 million being $3.0 million, net of the $1.1 million deferred income tax impact). The $3.0 million change in estimate resulted in a corresponding decrease to goodwill. The $3.0 million adjustment was fully expensed to cost of products sold during the three months ended September 30, 2011 in accordance with the sale of the inventory. Given that this adjustment was non-cash and non-recurring in nature, it had no impact on the Successor Company’s cash flows, liquidity, credit profile or capital resources during the three and five months ended September 30, 2011.

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

•

Angiotech’s patent fair values were estimated using the relief from royalty method over estimated economic lives of approximately 5 to 14 years. Royalty rates ranged from 8% to 15% and discount rates ranged from 15% to 40% to reflect risk associated with the patents’ stage of development and market acceptance.

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

•

Pursuant to a 1997 license agreement (“NIH License Agreement”) with National Institutes of Health (“NIH”), the Company agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS® sales by BSC and sales of the ZilverTM-PTX TM paclitaxel-eluting peripheral stent (“Zilver”) by Cook Medical Inc (“Cook”). Prior to the application of fresh start accounting, the Company had a $7.2 million accrual for royalty fees and interest owing to the NIH under this licensing arrangement for the use of certain technologies related to paclitaxel. On December 29, 2010, the Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) the $7.2 million accrual for unpaid royalties and interest owing to the NIH and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Upon implementation of fresh start accounting, the estimated fair value of this liability was determined to be nominal.

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

As discussed under the “Inventory” section above, during the three months ended September 30, 2011 the Successor Company recorded a $3.0 million increase to the estimated fair value of inventory which resulted in a decrease of $1.9 million to goodwill.

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

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Predecessor Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Predecessor Company Four months ended April 30, 2011

Professional fees	(1)	(17,868)
Director’s and officer’s insurance	(2)	(1,601)
KEIP payment, net of tax	(3)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	1,500
Cancellation of options and awards	(5)	(1,371)
Net gains due to fresh start accounting adjustments	(6)	341,217

		$321,084

(1)	Professional fees represent legal, accounting and other financial consulting fees paid to advisors to the Company and the Consenting Noteholders to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through Creditor Protection Proceedings.
(2)	Directors’ and officers’ insurance represents the purchase of additional insurance coverage required to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, total fees of $1.6 million was expensed to reorganization items during the four months ended April 30, 2011.
(3)	Upon completion of the Recapitalization Transaction, an $0.8 million incentive payment was triggered under the terms of the KEIP (net of a $0.2 million tax recovery). Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid out on August 10, 2011.
(4)	In connection with the Predecessor Company’s Rex Settlement Agreement, the Company recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement and accrued as at December 31, 2010.
(5)	In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.
(6)	Refer to note 3 for an explanation of the gains resulting from fresh start accounting adjustments.

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

For certain Angiotech’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature. The fair value of short-term investments approximates $3.3 million as at September 30, 2011 (December 31, 2010 – $4.7 million). The total fair value of the Successor Company’s New Floating Rate Notes and accrued interest approximate their carrying values of $326.4 million as at September 30, 2011. As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes. Based on the interest rate and other terms of the New Floating Rate Notes and the Company’s current credit profile, the $325 million face value of the New Floating Rate Notes was determined to be representative of fair value for the purposes of adopting fresh-start accounting. The fair value of the Predecessor Company’s Existing Floating Rate Notes, Subordinated Notes and accrued interest was estimated to be $418.6 million as compared to the carrying values of $590.8 million as at December 31, 2010. The fair values of short-term investments and the Predecessor Company’s Existing Floating Rate Notes, including accrued interest, are generally based on quoted market prices in markets for identical assets.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•

Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes currently bear interest at a rate of 5%. On December 31, 2010 the Existing Floating Rate Notes bore interest at a rate of 4.1%. The Successor Company does not use derivatives to hedge against interest rate risks.

•

Foreign exchange rate risk arises as a portion of the Successor Company’s investments, revenues and expenses are denominated in other than U.S. dollars. The Successor Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro, and the UK pound sterling. Foreign exchange risk is primarily managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

•

Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Successor Company does not currently foresee a credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At September 30, 2011 the accounts receivable allowance for uncollectible accounts was $0.1 million (December 31, 2010 – $2.4 million).

6.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following:

	Successor Company	Predecessor Company
	September 30, 2011	December 31, 2010
U.S. dollars	$11,707	$27,779
Canadian dollars	1,970	933
Swiss francs	280	575
Euros	2,823	1,447
Danish kroner	661	1,090
Other	1,809	1,491

	$19,250	$33,315

All cash and cash equivalents are held in interest and non-interest bearing bank accounts.

7.	SHORT-TERM INVESTMENTS

September 30, 2011 – Successor Company	Cost	Net unrealized gains and (losses)	Carrying value
Short-term investments:
Available-for-sale equity securities	$5,294	$(1,978)	$3,316

December 31, 2010 – Predecessor Company	Cost	Net unrealized gains and losses	Carrying value
Short-term investments:
Available-for-sale equity securities	$848	$3,805	$4,653

Short term investments as at September 30, 2011 and December 31, 2010 include investments in equity securities in a publicly traded biotechnology company, which are recorded at the fair value at the end of each reporting period. In accordance with ASC 820 – Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market. During the three and five months ended September 30, 2011, the Successor Company recorded unrealized losses of $1.8 million and $2.0 million, respectively on this short term investment. During the four months ended April 30, 2011, the Predecessor Company recorded unrealized gains of $0.6 million on this short term investment. These unrealized gains and losses were recorded in accumulated and other comprehensive income.

8.	INVENTORIES

Inventories are comprised of the following:

	Successor Company	Predecessor Company
	September 30, 2011	December 31, 2010

Raw materials	$9,301	$9,760
Work in process	12,887	11,770
Finished goods	12,873	13,101

Total	$35,061	$34,631

9.	PROPERTY, PLANT AND EQUIPMENT

September 30, 2011 - Successor Company	Cost	Accumulated depreciation	Net Book Value
Land	$3,598	$—	$3,598
Buildings	14,422	279	14,143
Leasehold improvements	6,471	1,057	5,414
Manufacturing equipment	19,824	1,206	18,618
Research equipment	404	39	365
Office furniture and equipment	1,080	128	952
Computer equipment	2,096	169	1,927

	$47,895	$2,878	$45,017

December 31, 2010 – Predecessor Company	Cost	Accumulated Depreciation	Net Book Value
Land	$7,345	$—	$7,345
Buildings	14,614	2,394	12,220
Leasehold improvements	15,866	7,259	8,607
Manufacturing equipment	27,379	11,367	16,012
Research equipment	631	429	202
Office furniture and equipment	4,252	3,812	440
Computer equipment	8,445	7,010	1,435

	$78,532	$32,271	$46,261

Depreciation expense, including depreciation expense allocated to cost of goods sold, for the three and five months ended September 30, 2011, and four months ended April 30, 2011 was $1.7 million, $2.7 million and $3.9 million, respectively ($1.8 million and $5.2 million for the three and nine months ended September 30, 2010).

During the three months ended September 30, 2011, the Company recorded a $0.1 million write-down of certain furniture and fixtures.

10.	INTANGIBLE ASSETS

September 30, 2011 - Succcessor Company	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$170,719	$4,204	$166,515
Trade names and other	24,947	688	24,259
Patents	113,900	6,918	106,982
Core and developed technology	66,875	1,871	65,004

	$376,441	$13,681	$362,760

December 31, 2010 - Predecessor Company	Cost	Accumulated Amortization	Net Book Value
Acquired technologies	$131,947	$78,731	$53,216
Customer relationships	110,176	50,886	59,290
In-licensed technologies	53,100	34,426	18,674
Trade names and other	14,288	7,495	6,793

	$309,511	$171,538	$137,973

Amortization expense for the three months ended September 30, 2011, the five months ended September 30, 2011, and the four months ended April 30, 2011 was $8.2 million, $13.7 million and $11.8 million, respectively ($7.6 million and $22.7 million for the three and nine months ended September 30, 2010).

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company	Predecessor Company
	September 30, 2011	December 31, 2010
Trade accounts payable	$3,966	$6,016
Accrued license and royalty fees	366	3,350
Employee-related accruals	11,970	14,470
Accrued professional fees	2,066	5,898
Accrued contract research	668	559
Other liabilities (1)	7,752	6,554

	$26,788	$36,847

(1)	Other liabilities as at September 30, 2011 includes $3.3 million for the remaining obligation related to the QSR Settlement Amount described in note 15.

12.	DEBT

The Company has the following debt issued and outstanding:

	Successor Company September 30, 2011	Predecessor Company December 31, 2010
7.75% Senior Subordinated Notes	$—	$250,000
Existing Floating Rate Notes	—	325,000
New Floating Rate Notes	325,000	—
Revolving Credit Facility	7,508	10,000

	$332,508	$585,000

(a)	Senior Subordinated Notes

On May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling the Predecessor Company’s $250 million Subordinated Notes, the indenture relating to the Subordinated Notes, and $16 million of related accrued interest obligations in exchange for 12,500,000 new common shares of the Successor Company representing 96% of the total new common shares, restricted stock and restricted stock units issued.

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

•	The New Floating Rate Notes accrue interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%; and

•

The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Successor Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

The interest rate continues to reset quarterly and is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to the maturity date of December 1, 2013. The New Floating Rate Notes are unsecured senior obligations, which are guaranteed by certain of the Company’s subsidiaries, and rank equally in right of payment to all of the Successor Company’s existing and future senior indebtedness. The guarantees of its guarantor subsidiaries are unconditional, joint and several.

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

The indenture, entered into on May 12, 2011, governing the New Floating Rate Notes still contains various covenants which impose restrictions on the operation of the Successor Company’s business and the business of its subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition, the Exit Facility described below includes certain customary affirmative and negative covenants, which limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Exit Facility also requires the Successor Company to comply with a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Exit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Exit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness.

(d)	Interest

Pursuant to the FRN Exchange Offer, the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The effective interest rate on these notes for the three and five months ended September 30, 2011 was 5.2% and 5.2%, respectively. The effective interest rate on these notes for four months ended April 30, 2011 was 4.1% (December 31, 2010 – 4.2%) and the rate in effect on April 30, 2011 was 4.1% (December 31, 2010 – 4.1%). For the three and five months ended September 30, 2011, the Successor Company incurred interest expense of $4.2 million and $6.9 million on the New Floating Rate Notes. For the four months ended April 30, 2011, the Predecessor Company incurred interest expense of $4.4 million on the Existing Floating Rate Notes.

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

Deferred financing costs are capitalized and amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the life of the debt instruments. Upon implementation of fresh start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs were fair valued to nil. As at September 30, 2011, the Successor Company had nominal deferred financing costs.

December 31, 2010 – Predecessor Company	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Existing Floating Rate Notes – current	$8,000	$4,654	$3,346
7.75% Senior Subordinated Notes – current	8,718	7,765	953
Revolving Credit Facility – current	3,213	1,901	1,312

	$19,931	$14,320	$5,611

During the four months ended April 30, 2011, the Predecessor Company recorded $3.9 million (three and nine months ended September 30, 2010—$0.7 million and $2.2 million, respectively) of non-cash interest expense, related to the amortization of deferred financing costs.

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

In accordance with the provisions of the CCAA Plan, upon consummation of the Recapitalization Transaction, the Company replaced its Existing Credit Facility and DIP Facility with a new revolving credit facility (as amended the “Exit Facility”) on May 12, 2011. The Predecessor Company incurred approximately $1.5 million in fees to obtain and complete the Exit Facility. The Exit Facility was used to effectively repay the $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash remitted to Wells Fargo as collateral for secured letters of credit. The Exit Facility provides the Successor Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves, and other conditions described below) of revolving. Borrowings under the Exit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves.

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

Borrowings under the Exit Facility bear interest at a rate equal to, at the Successor Company’s option, either (a) the Base Rate (as defined in the Exit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability the Successor Company has under the Exit Facility on the date of determination or (b) the LIBOR Rate (as defined in the Exit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability the Successor Company has under the Exit Facility on the date of determination. If the Successor Company defaults on its obligations under the Exit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, the Successor Company is required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

As at September 30, 2011, the Successor Company had $7.5 million outstanding under the Exit Facility, $2.8 million of letters of credit issued under the facility and $15.1 million of remaining availability under the Exit Facility. During the three and five months ended September 30, 2011, the Successor Company incurred $0.4 million and $0.6 million of interest expense, respectively, on borrowings under the Exit Facility.

13.	INCOME TAXES

Income tax expense (recovery) for the three and five months ended September 30, 2011 and four months ended April 30, 2011 was $(2.6) million, $(2.1) million and $0.3 million, respectively, compared to income tax expense (recovery) of $(0.5) million and $2.0 million respectively for the three and nine months ended September 30, 2010. The income tax recovery for the three months ended September 30, 2011 is primarily due to the reversal of temporary timing differences.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, permanent differences not subject to tax and the reversal of temporary timing differences.

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

14.	SHARE CAPITAL

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

b) Restricted Stock

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, Angiotech issued 221,354 units of Restricted Stock to certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant.

During the three months ended September 30, 2011, two executive officers of the company were terminated. The provisions of the employment agreements for these executive officers included accelerated vesting of Restricted Stock awards and stock options. The total value of the Restricted Stock awards accelerated was estimated to be approximately $1.3 million. In relation to the accelerated vesting, Angiotech repurchased 34,473 units from the terminated executives in consideration of withholding taxes owing on the vested units. As at September 30, 2011, there were 186,881 units of restricted stock outstanding, of which 56,673 units were vested and 130,208 units remain unvested. Stock-based compensation expense related to Restricted Stock for the three and five months ended September 30, 2011 was $1.6 million.

c) Restricted Stock Units (“RSUs”)

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, Angiotech issued 299,479 RSUs to certain senior management. During the three months ended September 30, 2011, Angiotech issued an additional 116,000 RSUs to certain employees and directors of the company. The RSUs allow the holder to acquire one common share for each unit held upon vesting. Of the 415,479 RSUs outstanding at September 30, 2011, 365,479 vest 1/3rd on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the grant date and 50,000 of the RSUs vest upon the earlier of a consummation of a change of control (as defined) and December 31, 2012. Stock-based compensation expense related to RSUs for the three and five months ended September 30, 2011 was $0.7 million.

d) Stock Options

Angiotech Pharmaceuticals, Inc.

(i)	Successor Company

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Company issued 708,025 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the three and five months ended September 30, 2011 was $1.4 million. This expense includes $0.6 million for the accelerated vesting of stock option awards for two executive officers that were terminated during the three months ended September 30, 2011, as previously discussed.

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

A summary of Canadian dollar stock option and award activity for the Predecessor Company is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(80,417)	9.74

Outstanding at March 31, 2010	6,000,792	5.20	3.25	2,232

Forfeited	(50,833)	11.73

Outstanding at June 30, 2010	5,949,959	5.14	3.02	1,284

Forfeited	(597,075)	15.40

Outstanding at September 30, 2010	5,352,884	4.00	2.96	820

Exercisable at September 30, 2010	2,851,267	6.55	2.38	344

Exercisable and expected to vest at September 30, 2010	4,674,946	$3.25	2.81	$716

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Granted	—	—
Exercised	—	—
Forfeited	(1,439,834)	3.86

Outstanding at March 31, 2011	3,835,350	3.81	2.54	—

Forfeited	(3,835,350)	3.81
Outstanding at June 30, 2011	—	—	—	—
Outstanding at September 30, 2011	—	—	—	—
Exercisable at September 30, 2011	—	—	—	—

Exercisable and expected to vest at September 30, 2011	—	$—	—	$—

A summary of U.S. dollar award activity for the Predecessor Company is as follows:

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(17,384)	0.26
Forfeited	(88,023)	0.37

Outstanding at March 31, 2010	4,073,341	1.50	3.91	1,941

Exercised	(13,800)	0.26
Forfeited	(15,158)	0.84

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at June 30, 2010	4,044,383	1.51	3.66	1,111

Exercised	(12,548)	0.26
Forfeited	(57,617)	2.47

Outstanding at September 30, 2010	3,974,218	1.50	3.40	732

Exercisable at September 30, 2010	1,640,551	2.49	2.86	329

Exercisable and expected to vest at September 30, 2010	3,341,453	$1.51	3.24	$616

	No. of awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—
Exercised	(20,833)	(0.26)
Forfeited	(148,541)	1.38

Outstanding at March 31, 2011	3,721,625	$1.52	2.89

Forfeited	(3,721,625)	1.52	—	—

Outstanding at June 30, 2011	—	—	—	—

Outstanding at September 30, 2011	—	—	—	—

Exercisable at September 30, 2011	—	—	—	—

Exercisable and expected to vest at September 30, 2011	—	$—	—	—

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

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	$15.44	6.19	$—

Outstanding at March 31, 2010	300,480	15.44	5.94	—

Outstanding at June 30, 2010	300,480	15.44	5.69	—

Outstanding at September 30, 2010	300,480	15.44	5.44	—

Exercisable at September 30, 2010	187,797	15.44	5.44	—

Exercisable and expected to vest at September 30, 2010	279,070	$15.44	5.44	$—

	No. of shares underlying options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	$15.44	6.19	$—
Outstanding at March 31, 2011	300,480	15.44	4.94	—
Forfeited	(300,480)	15.44

Outstanding at June 30, 2011	—	—	—	—

Outstanding at September 30, 2011	—	—	—	—
Exercisable at September 30, 2011	—	—	—	—

Exercisable and expected to vest at September 30, 2011	—	$—	—	$—

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

(b) Stock-based compensation expense

Angiotech recorded stock-based compensation expense of $3.7 million for the three and five months ended September 30, 2011, and $0.4 million for the four months ended April 30, 2011, ($0.5 million and $1.4 million for the three and nine months ended September 30, 2010, respectively) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

There were no stock options granted during the four months ended April 30, 2011 (2,113,500 for the three and nine months ended September 30, 2010).

A summary of the status of nonvested awards and options for the Predecessor Company as of April 30, 2011 and changes during the one and four months ended April 30, 2011, is presented below:

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

As discussed above, in conjunction with the cancellation of all awards and other rights or entitlements to purchase common shares in accordance with the implementation of the CCAA Plan; $1.1 million and $0.3 million of these costs related to the nonvested awards granted under the 2006 Plan and AMI stock options, respectively, was charged to restructuring items in April 2011.

The total fair value of the AMI options vested during the one and four months ended April 30, 2011 was $nil and $0.5 million, respectively ($nil and $0.5 million for the three and nine months ended June 30, 2010, respectively).

During the three and nine months ended September 30, 2011 and 2010, the following activity occurred:

(in thousands)	Three months ended September 30, 2011		Five months ended September 30, 2011		Four months ended April 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2010

Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$	n/a	$	n/a	$	n/a	$7
U.S. dollar awards	$	n/a	$	n/a		$1		$3	31
Total fair value of awards vested	$	n/a	$	n/a		$444		$379	$1,189

Cash received from award exercises was $nil for the four months ended April 30, 2011 ($nil and $3,000 for the three and nine months ended September 30, 2010).

15.	COMMITMENTS AND CONTINGENCIES

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

Quill Medical, Inc. (“Quill”)

In connection with the acquisition of Quill Medical, Inc. (“QMI”) in June 2006, the Predecessor Company was required to make additional contingent payments of up to $150 million upon the achievement of certain revenue growth and a development milestone. These payments were primarily contingent upon the achievement of significant incremental revenue growth over a five-year period beginning on July 1, 2006, subject to certain conditions.

On October 4, 2010, QSR Holdings, Inc. (“QSR”), the representative of the former stockholders of QMI, filed a formal demand (the “Arbitration Demand”) alleging that the Company, AMI and Angiotech Pharmaceuticals (US), Inc. failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. On January 27, 2011 the Predecessor Company entered into a settlement agreement (the “Settlement Agreement”) for the full and final settlement of all claims, including all potential contingent payments, under the Merger Agreement. Under the terms of the Settlement Agreement, Angiotech is required to pay QSR $6.0 million (the “Settlement Amount”). In accordance with the terms of the Settlement Agreement, the first $2.0 million was paid on May 26, 2011, with the remainder being payable in equal monthly installments over a 24 month period.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, the Successor Company may be required to make certain contingent payments of up to $2.7 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. During the three and five months ended September 30, 2011, no clinical or regulatory milestones were achieved. As a result, no payments were made to Biopsy Sciences during the three and five months ended September 30, 2011.

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

BSC, a licensee, is often involved in legal proceedings (to which the Company is not a party) concerning challenges to its stent business. If a party opposing BSC is successful, and if a court were to issue an injunction against BSC, the Company’s royalty revenue received from BSC from its sales of TAXUS may be negatively impacted.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

16.	SEGMENTED INFORMATION

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

The following tables represent reportable segment information for the three and five months ended September 30, 2011, the four months ended April 30, 2011, and the three and nine months ended September 30, 2010:

	Successor Company		Predecessor Company
	Three months ended September 30,	Five months ended September 30,	Four months ended April 30,	Three months ended September 30,	Nine months ended September 30,
	2011	2011	2011	2010	2010
Revenue
Medical Products	$51,899	$87,801	$69,198	$51,868	$155,796
Pharmaceutical Technologies	5,497	6,565	11,068	7,116	28,415

Total revenue	57,396	94,366	80,266	58,984	184,211

Cost of products sold – Medical Products	38,796	65,730	32,219	26,808	79,883
Licence and royalty fees – Pharmaceutical Technologies	50	100	68	1,170	4,884
Gross margin
Medical Products	13,103	22,071	36,979	25,060	75,913
Pharmaceutical Technologies	5,447	6,465	11,000	5,946	23,531

Total gross margin	18,550	28,536	47,979	31,006	99,444

Research and development	4,614	7,443	5,686	6,240	19,900
Selling, general and administration	22,613	35,394	24,846	22,489	66,871
Depreciation and amortization	9,246	14,935	14,329	8,297	24,948
Write-down of assets held for sale	—	—	570	—	700
Write-down of property, plant and equipment	143	143	215	—	—
Escrow settlement recovery	—	—	—	—	(4,710)

Operating (loss) income	(18,066)	(29,379)	2,333	(6,020)	(8,265)
Other expenses	(3,227)	(5,655)	(10,939)	(12,934)	(29,036)

Loss before reorganization items and income tax expense	$(21,293)	$(35,034)	$(8,606)	$(18,954)	$(37,301)

During the three and five months ended September 30, 2011 and the four months ended April 30, 2011, royalty revenue from BSC represented approximately 8%, 7% and 12% of total revenue (10% and 14% for the three and nine months ended September 30, 2010).

The Successor Company allocates its assets into two reportable segments; however, as noted above, depreciation, income taxes and other expenses and income are not allocated to segment operating units. The following table represents total assets for each reportable segment at September 30, 2011 and December 31, 2010:

	Successor Company	Predecessor Company
	September 30, 2011	December 31, 2010
Total assets
Pharmaceutical Technologies	$79,095	$35,860
Medical Products	551,340	270,138

Total assets	$630,435	$305,998

The following table represents capital expenditures for each reportable segment for the three and five months ended September 30, 2011, the four months ended April 30, 2011, and the three and nine months ended September 30, 2010:

	Successor Company		Predecessor Company
	Three months ended September 30,	Five months ended September 30,	Four months ended April 30,	Three months ended September 30,	Nine months ended September 30,
	2011	2011	2011	2010	2010
Capital expenditures
Pharmaceutical Technologies	$133	$230	$324	$1,094	$2,894
Medical Products	216	504	621	495	1,270

Total capital expenditures	$349	$734	$945	$1,589	$4,164

17.	NET (LOSS) INCOME PER SHARE

Net (loss) income per share was calculated as follows:

	Successor Company			Predecessor Company
	Three months ended September 30,	Five months ended September 30,		Four months ended April 30,		Three months ended September 30,		Nine months ended September 30,
	2011	2011		2011		2010		2010
Numerator:
Net (loss) income	($18,684)	($32,932)		$379,518		($18,500)		($39,269)

Denominator:
Basic and diluted weighted average common shares outstanding	12,721	12,710		85,185		85,174		85,162

Basic and diluted net (loss) income per common share:	$(1.47)	$(2.59	) (1)	$4.46	(2)	$(0.22	) (1)	$(0.46	) (1)

(1)	There is no dilutive effect on basic weighted average common shares outstanding for three and five months ended September 30, 2011 as well as the three and nine months ended September 30, 2010 given that the Company was in a loss position for each of these periods.
(2)	There was no dilutive effect on basic weighted average common shares outstanding for the four months ended April 30, 2011 given that the impact of stock options was anti-dilutive.

18.	CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company		Predecessor Company
	Three months ended September 30,	Five months ended September 30,	Four months ended April 30,	Three months ended September 30,	Nine months ended September 30,
	2011	2011	2011	2010	2010
Accounts receivable	$(756)	$4,076	$(855)	$102	$(3,387)
Income tax receivable	(14)	(14)	(645)	(742)	(568)
Inventories	1,172	2,137	(2,603)	181	(2,573)
Prepaid expenses and other assets	391	1,257	2,141	(1,428)	(1,072)
Accounts payable and accrued liabilities	1,152	353	(10,020)	3,106	(3,200)
Income taxes payable	464	744	(770)	(262)	(5,956)
Interest payable on long term debt	(118)	(873)	2,663	4,779	4,801

	$2,291	$7,680	$(10,089)	$5,736	$(11,955)

Supplemental disclosure:

	Successor Company		Predecessor Company
	Three months ended September 30,	Five months ended September 30,	Four months ended April 30,	Three months ended September 30,	Nine months ended September 30,
	2011	2011	2011	2010	2010
Income taxes paid	$876	$1,511	$2,334	$1,649	$10,288
Interest paid	4,152	7,780	3,763	3,668	20,145
Deferred financing charges and costs accrued but not paid	—	—	1,160	—	—
Non-cash transaction—settlement of loan receivable in exchange for Haemacure net assets acquired	—	—	—	—	3,686

19.	CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of September 30, 2011 and for the three and five months ended September 30, 2011 for the Successor Company’s direct and indirect subsidiaries that serve as guarantors of the New Floating Rate Notes, and for its subsidiaries that do not serve as guarantors.

Comparative condensed consolidating guarantor financial information has also been presented as of December 31, 2010 and for the three and nine months ended September 30, 2010 for the Predecessor Company’s direct and indirect subsidiaries that served as guarantors of the Subordinated Notes and the Existing Floating Rate Notes, and for its subsidiaries that do not serve as guarantors.

Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust and certain other subsidiaries that cannot guarantee the Company’s debt. All of Angiotech’s subsidiaries are 100% owned and all guarantees are full and unconditional, joint and several.

Successor Company—Condensed Consolidating Balance Sheet

As at September 30, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$4,167	$6,102	$8,981	$—	$19,250
Short term investments	3,316	—	—	—	3,316
Accounts receivable	471	21,254	8,722	—	30,447
Income taxes receivable	1,441	—	—	—	1,441
Inventories	—	28,520	8,234	(1,693)	35,061
Deferred income taxes	—	2,515	—	—	2,515
Prepaid expenses and other current assets	947	1,493	376	—	2,816

Total Current Assets	10,342	59,884	26,313	(1,693)	94,846

Investment in subsidiaries	396,452	84,234	—	(480,686)	—
Property, plant and equipment	8,095	29,868	7,054	—	45,017
Intangible assets	85,819	255,561	21,380	—	362,760
Goodwill	701	122,144	2,400	—	125,245
Deferred income taxes	1,707	430	—	—	2,137
Other assets	82	159	189	—	430

Total Assets	$503,198	$552,280	$57,336	$(482,379)	$630,435

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,290	$16,520	$5,978	$—	$26,788
Income taxes payable	1,442	(1,301)	2,200	—	2,341
Interest payable on long-term debt	1,449	(43)	—	—	1,406
Revolving credit facility	—	7,508	—	—	7,508

Total Current Liabilities	7,181	22,684	8,178	—	38,043

Deferred income taxes	—	88,004	5,440	—	93,444
Other tax liabilities	2,209	999	1,772	—	4,980
Debt	325,000	—	—	—	325,000
Other liabilities	—	13	147	—	160

Total Non-current Liabilities	327,209	89,016	7,359	—	423,584

Total Shareholders’ (Deficit) Equity	$168,808	$440,580	$41,799	$(482,379)	$168,808

Total Liabilities and Shareholders’ (Deficit) Equity	$503,198	$552,280	$57,336	$(482,379)	$630,435

Predecessor Company—Condensed Consolidating Balance Sheet

As at December 31, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
ASSETS

Current assets
Cash and cash equivalents	$11,180	$15,340	$6,795	$—	$33,315
Short term investments	4,653	—	—	—	4,653
Accounts receivable	356	21,279	11,859	—	33,494
Income taxes receivable	669	—	—	—	669
Inventories	—	29,177	7,176	(1,722)	34,631
Deferred income taxes	—	4,102	—	—	4,102
Deferred financing costs	4,300	1,311	—	—	5,611
Prepaid expenses and other current assets	2,311	1,933	405	—	4,649

Total Current Assets	23,469	73,142	26,235	(1,722)	121,124

Investment in subsidiaries	182,887	151,710	—	(334,597)	—
Property, plant and equipment	11,544	29,893	4,824	—	46,261
Intangible assets	9,931	125,548	2,494	—	137,973
Other assets	80	375	185	—	640

Total Assets	$227,911	$380,668	$33,738	$(336,319)	$305,998

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$10,719	$20,596	$5,527	$5	$36,847
Income taxes payable	669	(480)	2,066	—	2,255
Interest payable on long-term debt	15,665	96	—	—	15,761
Revolving credit facility	—	10,000	—	—	10,000
Long-term debt	575,000	—	—	—	575,000

Total Current Liabilities	602,053	30,212	7,593	5	639,863

Deferred leasehold inducement	2,247	2,538	—	—	4,785
Deferred income taxes	(1,783)	32,991	494	—	31,702
Other tax liabilities	2,205	961	1,201	—	4,367
Other liabilities	7,265	1,111	981	—	9,357

Total Non-current Liabilities	9,934	37,601	2,676	—	50,211

Total Shareholders’ (Deficit) Equity	(384,076)	312,855	23,469	(336,324)	(384,076)

Total Liabilities and Shareholders’ (Deficit) Equity	$227,911	$380,668	$33,738	$(336,324)	$305,998

Successor Company—Condensed Consolidated Statement of Operations

Three months ended September 30, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$38,099	$17,182	$(3,382)	$51,899
Royalty revenue	4,476	1,021	—	—	5,497

	4,476	39,120	17,182	(3,382)	57,396

EXPENSES
Cost of products sold	—	26,781	13,832	(1,817)	38,796
License and royalty fees	50	—	—	—	50
Research & development	2,626	1,880	108	—	4,614
Selling, general and administration	4,497	15,106	3,010	—	22,613
Depreciation and amortization	3,987	4,681	578	—	9,246
Write-down of property, plant and equipment	—	143	—	—	143

	11,160	48,591	17,528	(1,817)	75,462

Operating income (loss)	(6,684)	(9,471)	(346)	(1,565)	(18,066)

Other income (expense)
Foreign exchange gain (loss)	514	58	564	—	1,136
Other (expense) income	151	66	4	—	221
Interest expense	(4,205)	(375)	(4)	—	(4,584)

Total other expenses	(3,540)	(251)	564	—	(3,227)

Income (loss) before income tax expense (recovery)	(10,224)	(9,722)	218	(1,565)	(21,293)
Income tax expense (recovery)	421	(4,163)	1,133	—	(2,609)

Income (loss) from operations	(10,645)	(5,559)	(915)	(1,565)	(18,684)
Equity in subsidiaries	(8,039)	2,077	—	5,962	—

Net income (loss)	$(18,684)	$(3,482)	$(915)	$4,397	$(18,684)

Successor Company—Condensed Consolidated Statement of Operations

Five months ended September 30, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$7	$64,440	$29,466	$(6,112)	$87,801
Royalty revenue	4,570	1,995	—	—	6,565

	4,577	66,435	29,466	(6,112)	94,366

EXPENSES
Cost of products sold	—	44,846	24,278	(3,394)	65,730
License and royalty fees	100	—	—	—	100
Research & development	3,842	3,397	204	—	7,443
Selling, general and administration	6,227	24,373	4,794	—	35,394
Depreciation and amortization	6,452	7,614	869	—	14,935
Write-down of property, plant and equipment	—	143	—	—	143

	16,621	80,373	30,145	(3,394)	123,745

Operating income (loss)	(12,044)	(13,938)	(679)	(2,718)	(29,379)

Other income (expense)
Foreign exchange gain (loss)	685	82	860	—	1,627
Other (expense) income	804	(2,630)	2,160	—	334
Interest expense	(6,989)	(610)	(17)	—	(7,616)

Total other expenses	(5,500)	(3,158)	3,003	—	(5,655)

Income (loss) before income tax expense (recovery)	(17,544)	(17,096)	2,324	(2,718)	(35,034)
Income tax expense (recovery)	931	(4,937)	1,904	—	(2,102)

Income (loss) from operations	(18,475)	(12,159)	420	(2,718)	(32,932)
Equity in subsidiaries	(14,457)	3,363	—	11,094	—

Net income (loss)	$(32,932)	$(8,796)	$420	$8,376	$(32,932)

Predecessor Company—Condensed Consolidated Statement of Operations

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$8	$54,494	$22,832	$(8,136)	$69,198
Royalty revenue	9,930	1,011	—	—	10,941
License fees	—	—	127	—	127

	9,938	55,505	22,959	(8,136)	80,266

EXPENSES
Cost of products sold	—	22,041	14,783	(4,605)	32,219
License and royalty fees	68	—	—	—	68
Research & development	2,448	3,022	216	—	5,686
Selling, general and administration	3,187	18,198	3,461	—	24,846
Depreciation and amortization	3,007	11,021	301	—	14,329
Write-down of assets held for sale	570	—	—	—	570
Write-down of property, plant and equipment	—	215	—	—	215

	9,280	54,497	18,761	(4,605)	77,933

Operating income (loss)	658	1,008	4,198	(3,531)	2,333

Other income (expense)
Foreign exchange gain (loss)	(492)	(46)	(108)	—	(646)
Other (expense) income	1,116	(1,134)	52	—	34
Interest expense on long-term debt	(7,372)	(2,914)	(41)	—	(10,327)

Total other expenses	(6,748)	(4,094)	(97)	—	(10,939)

Loss before reorganization items and income tax expense	(6,090)	(3,086)	4,101	(3,531)	(8,606)
Reorganization items	81,377	215,409	24,248	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	67,307	—	—	—	67,307
Income (loss) before income tax	142,594	212,373	28,349	(3,531)	379,785
Income tax (recovery) expense	(197)	(910)	1,374	—	267

Income (loss) from operations	142,791	213,383	26,975	(3,531)	379,518
Equity in subsidiaries	(4,086)	2,502	—	1,584	—

Net income (loss)	$138,705	$215,785	$26,975	$(1,947)	$379,518

Predecessor Company—Condensed Consolidated Statement of Operations

For the three months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$42,894	$15,920	$(6,946)	$51,868
Royalty revenue	6,122	941	—	—	7,063
License fees	—	72	67	(86)	53

	6,122	43,907	15,987	(7,032)	58,984

EXPENSES
Cost of products sold	—	21,642	12,078	(6,912)	26,808
License and royalty fees	1,170	—	—	—	1,170
Research & development	3,961	2,166	113	—	6,240
Selling, general and administration	4,063	15,743	2,682	—	22,489
Depreciation and amortization	1,043	7,010	244	—	8,297

	10,238	46,561	15,117	(6,912)	65,004

Operating (loss) income	(4,116)	(2,654)	870	(120)	(6,020)

Other income (expense)
Debt restructuring costs	(2,978)	—	—	—	(2,978)
Foreign exchange (loss) gain	(491)	(38)	582	(50)	3
Other (expense) / income	(279,146)	253,186	40,499	(14,665)	(126)
Interest expense on long-term debt	(9,447)	(386)	307	(307)	(9,833)

Total other expenses	(292,062)	252,762	41,388	(15,022)	(12,934)

(Loss) income before income taxes	(296,178)	250,108	42,258	(15,142)	(18,954)
Income tax (recovery) expense	(117)	(950)	613	—	(454)

(Loss) income from operations	(296,061)	251,058	41,645	(15,142)	(18,500)
Equity in subsidiaries	277,561	688	—	(278,249)	—

Net (loss) income	$(18,500)	$251,746	$41,645	$(293,391)	$(18,500)

Predecessor Company—Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$127,793	$47,106	$(19,103)	$155,796
Royalty revenue	25,463	2,794	—	—	28,257
License fees	—	181	162	(186)	158

	25,463	130,768	47,268	(19,289)	184,211

EXPENSES
Cost of products sold	(26)	64,702	40,088	(24,881)	79,883
License and royalty fees	4,884	—	—	—	4,884
Research & development	12,605	7,041	254	—	19,900
Selling, general and administration	12,692	45,516	8,663	—	66,871
Depreciation and amortization	3,169	18,383	3,486	(90)	24,948
Write-down of assets held for sale	700	—	—	—	700
Escrow settlement recovery	—	(4,710)	—	—	(4,710)

	34,024	130,932	52,491	(24,971)	192,476

Operating (loss) income	(8,561)	(164)	(5,223)	5,682	(8,265)

Other income (expense)
Debt restructuring charges	(2,978)	—	—	—	(2,978)
Foreign exchange gain (loss)	56,991	(57,641)	1,927	(8)	1,269
Other (expense) income	(279,368)	254,317	44,495	(19,956)	(512)
Interest expense on long-term debt	(26,872)	(1,118)	(155)	366	(27,779)
Write-down of investment	—	—	(216)	—	(216)
Gain on loan settlement	—	1,180	—	—	1,180

Total other expenses	(252,227)	196,738	46,051	(19,598)	(29,036)

(Loss) income before income taxes	(260,788)	196,574	40,828	(13,916)	(37,301)
Income tax (recovery) expense	(82)	(1,127)	3,154	23	1,968

(Loss) income from operations	(260,706)	197,701	37,674	(13,939)	(39,269)
Equity in subsidiaries	221,436	6,892	—	(228,328)	—

Net (loss) income	$(39,270)	$204,593	$37,674	$(242,267)	$(39,269)

Successor Company—Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities	(11,583)	14,145	2,702	—	5,264

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(132)	(186)	(31)	—	(349)

Cash used in investing activities	(132)	(186)	(31)	—	(349)

FINANCING ACTIVITIES:
Deferred financing charges and costs	—	(48)	—	—	(48)
Dividends received / (paid)	—	1,500	(1,500)	—	—
Net (repayments) advances on Revolving Credit Facility	—	(6,968)	—	—	(6,968)
Intercompany notes payable/receivable	10,826	(10,826)		—	—

Cash provided by (used in) financing activities before reorganization activities	10,826	(16,342)	(1,500)	—	(7,016)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Cash provided by (used in) financing activities	10,826	(16,342)	(1,500)	—	(7,016)

Effect of exchange rate changes on cash and cash equivalents	—	—	(286)	—	(286)
Net (decrease) increase in cash and cash equivalents	(889)	(2,383)	885	—	(2,387)
Cash and cash equivalents, beginning of period	5,056	8,485	8,096	—	21,637

Cash and cash equivalents, end of period	$4,167	$6,102	$8,981	$—	$19,250

Successor Company—Condensed Consolidated Statement of Cash Flows

For the five month ended September 30, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(14,409)	$21,157	$5,015	$—	$11,763

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	—	—	—	(8,105)
Key Employment Incentive Plan fee	(156)	(395)	—	—	(551)

Cash used in reorganization activities	(8,261)	(395)	—	—	(8,656)

Cash used in operating activities	(22,670)	20,762	5,015	—	3,107

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(229)	(474)	(31)	—	(734)
Proceeds from disposition of property, plant and equipment	1,732	892	—	—	2,624

Cash used in investing activities	1,503	418	(31)	—	1,890

FINANCING ACTIVITIES:
Deferred financing charges and costs	—	(48)	—	—	(48)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Net (repayments) advances on Revolving Credit Facility	—	(14,510)	—	—	(14,510)
Intercompany notes payable/receivable	21,652	(21,652)		—	—

Cash provided by (used in) financing activities before reorganization activities	21,652	(33,210)	(3,000)	—	(14,558)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—	(1,408)

Cash provided by (used in) financing activities	20,244	(33,210)	(3,000)	—	(15,966)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(923)	(12,030)	1,981	—	(10,972)
Cash and cash equivalents, beginning of period	5,090	18,132	7,000	—	30,222

Cash and cash equivalents, end of period	$4,167	$6,102	$8,981	$—	$19,250

Predecessor Company—Condensed Consolidated Statement of Cash Flows

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(7,900)	$2,887	$3,593	$—	$(1,420)
OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(7,447)	(2,608)	—	—	(10,055)
Director’s and officer’s insurance	(1,382)	—	—	—	(1,382)

Cash used in reorganization activities	(8,829)	(2,608)	—	—	(11,437)

Cash used in operating activities	(16,729)	279	3,593	—	(12,857)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(329)	(591)	(25)	—	(945)

Cash used in investing activities	(329)	(591)	(25)	—	(945)

FINANCING ACTIVITIES:
Share capital issued	1	—	—	—	1
Deferred financing charges and costs	—	(1,278)	—	—	(1,278)
Dividends received / (paid)	—	3,137	(3,137)	—	—
Net (repayments) advances on Revolving Credit Facility	—	12,018	—	—	12,018
Intercompany notes payable/receivable	10,967	(10,967)	—	—	—

Cash provided by (used in) financing activities	10,968	2,910	(3,137)	—	10,741

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(6,090)	2,598	399	—	(3,093)
Cash and cash equivalents, beginning of period	11,180	15,340	6,795	—	33,315

Cash and cash equivalents, end of period	$5,090	$18,132	$7,000	$—	$30,222

Predecessor Company—Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$3,690	$2,999	$(7,307)	$—	(618)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,094)	(495)	—	—	(1,589)

Cash used in investing activities	(1,094)	(495)	—	—	(1,589)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(225)	—	—	—	(225)
Debt restructuring costs	(2,177)	—	—	—	(2,177)
Share capital issued	2	—	—	—	2

Cash used in financing activities	(2,400)	—	—	—	(2,400)

Effect of exchange rate changes on cash and cash equivalents	—	8	499	—	507
Net increase (decrease) in cash and cash equivalents	196	2,512	(6,808)	—	(4,100)
Cash and cash equivalents, beginning of period	4,010	9,315	16,341	—	29,666

Cash and cash equivalents, end of period	$4,206	$11,827	$9,533	$—	$25,566

Predecessor Company—Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2010

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
OPERATING ACTIVITIES:
Cash (used in) provided by operating activities	$(7,348)	$(17,746)	$8,390	$—	(16,704)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,894)	(1,264)	(6)	—	(4,164)
Proceeds from disposition of property, plant and equipment	—	758	—	—	758
Loans advanced	(1,015)	—	—	—	(1,015)
Asset acquisition costs	(231)	—	—	—	(231)

Cash used in investing activities	(4,140)	(506)	(6)	—	(4,652)

FINANCING ACTIVITIES:
Deferred financing charges and costs	(244)	—	—	—	(244)
Debt restructuring costs	(2,177)	—	—	—	(2,177)
Dividends received / (paid)	—	10,670	(10,670)	—	—
Share capital issued	9	—	—	—	9
Intercompany notes payable/receivable	(2,496)	2,496	—	—	—

Cash (used in) provided by financing activities	(4,908)	13,166	(10,670)	—	(2,412)

Effect of exchange rate changes on cash and cash equivalents	—	1	(209)	—	(208)
Net (decrease) in cash and cash equivalents	(16,396)	(5,085)	(2,495)	—	(23,976)
Cash and cash equivalents, beginning of period	20,602	16,912	12,028	—	49,542

Cash and cash equivalents, end of period	$4,206	$11,827	$9,533	$—	$25,566

20.	SUBSEQUENT EVENTS

(a) Termination Payments

On October 21, 2011, the Successor Company announced that the employment of William L. Hunter, as the Company’s President and Chief Executive Officer, ended effective October 17, 2011. The Company is currently in discussions with Dr. Hunter regarding his executive employment agreement and the terms of his separation. Dr. Hunter’s executive employment agreement was previously filed with the SEC as required under the respective SEC regulations. The impact of these termination provisions will be recorded in the three months ended December 31, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three and five months ended September 30, 2011 and the four months ended April 30, 2011

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three and five months ended September 30, 2011 and the four months ended April 30, 2011, provides an update to the MD&A for the year ended December 31, 2010 and should be read in conjunction with our unaudited consolidated financial statements for the three and five months ended June 30, 2011, the four months ended April 30, 2011 and our audited consolidated financial statements for the year ended December 31, 2010, each of which has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The MD&A and unaudited consolidated financial statements for the three and five months ended September 30,2011 and the four months ended April 30, 2011 have been prepared in accordance with the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information, including our 2010 audited consolidated financial statements and our 2010 Annual Report on Form 10-K is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

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

Our Pharmaceutical Technologies segment has focused primarily on establishing product development collaborations with major medical device, pharmaceutical or biomaterials companies, and to date has derived the majority of its revenue from royalties due from partners that develop, market and sell products incorporating certain of our technologies. Our principal revenues in this segment to date have been royalties derived from sales by our partner Boston Scientific Corporation (“BSC”) of TAXUS® paclitaxel-eluting coronary stents (“TAXUS”) for the treatment of coronary artery disease.

Our strategy is to utilize our various technologies or capabilities in the areas of medical devices and other related technologies to create and commercialize novel, proprietary medical products that reduce surgical procedure side effects, improve surgical outcomes, shorten hospital stays, or are easier or safer for a physician to use. We have patent protected, or have filed patent applications for, certain of our technologies, products and potential product candidates.

Significant Recent Developments

Senior Management Changes

On October 21, 2011, we announced that the employment of William L. Hunter, as the Company’s President and Chief Executive Officer, ended effective October 17, 2011. In addition, effective November 5, 2011 Dr. Hunter resigned from the Company’s Board of Directors, K. Thomas Bailey, the Company’s Chief Financial Officer, has been appointed the Interim President and Chief Executive Officer. Mr. Bailey will continue to serve as the Company’s Chief Financial Officer.

Recapitalization Transaction and Emergence from Creditor Protection Proceedings

Over the past several years, revenues in our Pharmaceutical Technologies segment, specifically our royalties derived from sales of TAXUS by BSC, have experienced significant declines. These declines led to significant constraints on our liquidity, working capital and capital resources, which in turn adversely impacted our ability to continue to support our business initiatives and service our debt obligations. As a result, after exploring a range of financial and strategic alternatives to address these declines in our royalty revenue and negotiations with a significant percentage of the holders (the “Consenting Noteholders”) of our outstanding indebtedness, on May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), we implemented a transaction that eliminated $250 million of our 7.75% Senior Subordinated Notes due 2014 (the “Subordinated Notes”) and $16 million of related accrued interest obligations in exchange for new common shares of the Company (the “Recapitalization Transaction”). We implemented the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”) after certain of our entities were voluntarily placed into creditor protection (the “CCAA Proceedings”) on January 28, 2011 under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, these entities also commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the “U.S. Court”) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”).The Recapitalization Transaction is expected to improved certain of our credit ratios, liquidity and financial flexibility.

On May 12, 2011, we entered into a new credit facility (as amended on July 14, 2011, the “Exit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) which provides for potential borrowings up to $28 million. The Exit Facility was used to effectively repay the $22 million of borrowings outstanding under our existing debtor-in-possession credit facility (the “DIP Facility”) with Wells Fargo as at May 12, 2011, which was net of $3 million of cash remitted as collateral for the secured letters of credit. The DIP Facility was used to support working capital needs and general corporate expenses during the implementation of the CCAA Plan and permitted us to make revolving credit loans and provide letters of credit in an aggregate principal amount (including the face amount of any letters of credit) of up to $28.0 million. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan. We incurred approximately $1.5 million in fees to obtain and complete the Exit Facility. Refer to the Liquidity and Capital Resources section for more information.

In connection with the implementation of the CCAA Plan, the following transactions were consummated or deemed to be consummated on or before the Plan Implementation Date:

(i)	Common shares, options, warrants or other rights to purchase or acquire common shares existing prior to the Plan Implementation Date were cancelled without further liability, payment or compensation in respect thereof.

(ii)	Our Notice of Articles were amended to create an unlimited number of new common shares with similar rights, privileges, restrictions and conditions as were attached to the previous existing common shares.

(iii)	Our existing Shareholder Rights Plan Agreement, dated October 30, 2008 between Angiotech and Computershare Trust Company of Canada (the “Shareholder Rights Plan”), was rescinded and terminated without any liability, payment or other compensation in respect thereof.

(iv)	12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of our Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the indenture relating to the Subordinated Notes (the “SSN Indenture”) remains in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee thereunder.

(v)	Holders of 99.99% of the aggregate principal amount outstanding of our existing $325 million senior floating rates notes due December 1, 2013 (“Existing Floating Rate Notes”) tendered their Existing Floating Rate Notes for new floating rate notes (“New Floating Rate Notes”) under the floating rate note exchange offer (the “FRN Exchange Offer”). The New Floating Rate Notes were issued on the Plan Implementation Date with substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things, (i) subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). The holders of the Existing Floating Rate Notes that did not tender their Existing Floating Rate Notes and consents continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the supplement dated May 12, 2011, by and among us, Deutsche Bank National Trust Company, as successor trustee, and the guarantors thereto (the “Supplement”). Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default contained in the FRN Indenture were eliminated.

(vi)	We entered into the Exit Facility. As at the Plan Implementation Date, the DIP Facility was terminated in connection with terms of the CCAA Plan.

(vii)	We established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to us and the Consenting Noteholders. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid out on August 10, 2011.

(viii)	We established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to us and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries were granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully diluted basis, on or before May 19, 2011. These options are expected to expire on the seventh anniversary of the completion date of the Recapitalization Transaction. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place on the completion date of the Recapitalization Transaction.

(ix)	On the Plan Implementation Date, a new board of directors was appointed.

(x)	We paid transaction fees of $5.3 million to certain of our financial advisors.

(xi)	We placed $0.4 million in escrow with the court appointed monitor, Alvarez & Marsal Canada, Inc., (the “Monitor”) for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan. Distributions were paid to Affected Creditors, other than Subordinated Noteholders, in May 2011. Aside from the Subordinated Noteholders’ claims, which were settled through the issuance of new common shares (as described above), all other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. We recorded a $4.1 million recovery upon settlement of these liabilities.

(xii)	On January 27, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with QSR Holdings, Inc. (“QSR”), the representatives for the former stockholders of Quill Medical, Inc. (“QMI”), for $6.0 million to settle all and any claims related to the Agreement and Plan of Merger dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc., and QMI (the “Merger Agreement”). On the Plan Implementation Date, the Settlement Agreement with QSR was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, the first $2 million was paid to QSR on May 26, 2011.

(xiii)	The amended and restated forbearance agreement dated November 4, 2010 (the “Amended and Restated Forbearance Agreement”) with Wells Fargo was terminated.

During the one and four months ended April 30, 2011, we incurred approximately $9.0 million and $17.9 million of professional fees, respectively. These fees were paid to the Monitor, as well as our and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

On the Plan Implementation Date, the Monitor delivered a certificate (the “Monitor’s Certificate”) to us and the Subordinated Noteholders’ advisors confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. On May 12, 2011, following the filing of the Monitor’s Certificate with the Canadian Court and the implementation of the CCAA Plan, the Angiotech Entities emerged from Creditor Protection Proceedings. As a result, the charges on Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

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

Given that the reorganization and adoption of fresh start accounting results in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. For comparative purposes in this management’s discussion and analysis we have combined the results of the Predecessor Company and the Successor Company for the three and nine months ended September 30, 2011. While the adoption of fresh-start accounting has resulted in a new reporting entity, we believe that the comparison of the three and nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010 provides the best analysis of our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

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

The assumptions used and approaches applied on April 30, 2011 to derive estimated fair values of our assets and liabilities on our May 1, 2011 balance sheet (refer to our Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 9, 2011) are summarized as follows:

Inventory

As at May 1, 2011, the $57.1 million estimated fair value of inventory was determined as follows:

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

During the three months ended September 30, 2011, we revised the estimated fair value of inventory at the Convenience Date from $57.1 million to $60.1 million. As a result of this change in estimate, goodwill decreased by $1.9 million being the $3.0 million adjustment, net of a $1.1 million deferred income tax impact. The $3.0 million adjustment was fully expensed to cost of products sold during the three months ended September 30, 2011 in accordance with the sale of the inventory. Given that this adjustment was non-cash and non-recurring in nature, it had no impact on our cash flows, liquidity, credit profile or capital resources during the three and five months ended September 30, 2011. For further discussion on the impact of fresh start accounting adjustment on our cost of products sold and consolidated gross margins, refer to the “Cost of Products Sold” section below.

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

•

We have several trade names with estimated economic lives of approximately 20 years, the fair values for which were estimated using the relief from royalty method. Royalty rates utilized to conduct this exercise in our case ranged from 0.7% and 3%, and the discount rates applied ranged from 16% to 25%, depending on factors such as risk or development stage of the asset, age, profitability, degree of importance and competition.

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

$127,034

Deferred financing costs

Prior to the application of fresh start accounting, the Predecessor Company had recorded $4.4 million of deferred financing costs. The estimated fair value of deferred financing costs was determined to be nil and written off upon application of fresh start accounting.

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

•

Pursuant to a 1997 license agreement (“NIH License Agreement”) with National Institutes of Health (“NIH”), we agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS sales by BSC and sales of the Zilver™-PTX™ paclitaxel-eluting peripheral stent (“Zilver”) by Cook Medical Inc (“Cook”). Prior to the application of fresh start accounting, the Predecessor

Company had a $7.2 million accrual for royalty fees and interest owing to the NIH under this licensing arrangement for the use of certain technologies related to paclitaxel. On December 29, 2010, the Predecessor Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) approximately $7.2 million of unpaid royalties and interest due on sales of TAXUS by BSC; and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Upon implementation of fresh start accounting, the estimated fair value of this liability was determined to be nominal.

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

As discussed under the “Inventory” section above, during the three months ended September 30, 2011 we recorded a $3.0 million increase to the estimated fair value of inventory which resulted in a decrease of $1.9 million to goodwill.

Management believes the estimated fair value of the goodwill can be primarily attributed to the following:

•	Our assembled workforce;

•	The generally higher multiples / values assigned to companies in the medical device / pharmaceuticals industry sectors as compared to companies in other industry sectors;

•	The recession-resistant nature of our products;

•	Price inelasticity of the our products; and

•	Regulatory barriers to entry in the medical device / pharmaceuticals industry

As many of the fair value estimates described above are inherently subject to significant uncertainties, there is no assurance that the estimates and assumptions in these valuations will be realized and actual results may differ materially.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the three and nine months ended September 30, 2011, we did not complete any acquisitions.

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

During the three and nine months ended September 30, 2011, we did not enter into any new collaboration, license, sales or distribution agreements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the 2010 Annual Report. With the exception of specialized disclosure and presentation requirements required by the reorganization guidance and fresh-start accounting, as described in note 2 of the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2011, we believe that there have been no significant changes to our critical accounting policies.

Results of Operations

Overview

	Successor Company	Predecessor Company
(in thousands of U.S.$, except per share data)	Three months ended September 30, 2011	Three months ended September 30, 2010
Revenues
Medical Products	$51,899	$51,868
Pharmaceutical Technologies	5,497	7,116

Total revenues	57,396	58,984

Operating (loss) income	(18,066)	(6,020)
Other expense	(3,227)	(12,934)

Loss before reorganization items and income tax expense	(21,293)	(18,954)

Income tax (recovery)	(2,609)	(454)

Net loss	(18,684)	(18,500)

Basic and diluted net loss per common share	($1.47)	($0.22)
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,721	85,174

	Successor Company	Predecessor Company	Combined	Predecessor
(in thousands of U.S.$, except per share data)	Five months ended September 30, 2011	Four months ended April 30, 2011	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenues
Medical Products	$87,801	$69,198	$156,999	$155,796
Pharmaceutical Technologies	6,565	11,068	17,633	28,415

Total revenues	94,366	80,266	174,632	184,211

Operating (loss) income	(29,379)	2,333	(27,046)	(8,265)
Other expense	(5,655)	(10,939)	(16,594)	(29,036)

Loss before reorganization items and income tax expense	(35,034)	(8,606)	(43,640)	(37,301)

Income tax (recovery) expense	(2,102)	267	(1,835)	1,968
Loss before reorganization items	(32,932)	(8,873)	(41,805)	(39,269)
Reorganization items	—	321,084	321,084	—
Gain on extinguishment of debt and settlement of other liabilities	—	67,307	67,307	—

Net (loss) income	(32,932)	379,518	346,586	(39,269)

Basic and diluted net (loss) income per common share	($2.59)	$4.46		($0.46)
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,710	85,185		85,162

As discussed above, for comparative purposes we have combined the results of the Predecessor Company and the Successor Company for the nine months ended September 30, 2011. Where specific income statement items have been impacted significantly as compared to our historical results, either temporarily (as in the case of Cost of Products Sold) or permanently, by the Recapitalization Transaction and the fresh-start accounting process, we have provided explanations of such in the discussion. The respective fresh start accounting adjustments are requirements resulting from our emergence from the CCAA and Chapter 15 proceedings. As such, these adjustments are non-cash in nature and do not reflect material changes in our business or operations, our cash flows, liquidity and capital resources or credit profile.

For the three months ended September 30, 2011, we recorded a net loss of $18.7 million compared to a net loss of $18.5 million for the same period in 2010. The $0.2 million increase in net loss is primarily due to the following factors: (i) a $12.8 million non-cash increase to cost of products sold resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011 (see “Costs of Products Sold” for more information); (ii) a decrease in sales of $3.5 million, partly offset by a decrease in costs of $2.3 million, related to the discontinuation of our sales of the Hemostream dialysis catheter and the Option IVC Filter upon the termination of our licensing and distribution agreements with Rex Medical LP (“Rex”) in late 2010 and early 2011, respectively; and (iii) a $1.6 million decline in TAXUS royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems, partly offset by a $1.1 million decrease in license and royalty expenses associated with an amendment to our license agreement with the NIH, (see “License and Royalty Fees on Royalty Revenue” for more information). These changes were offset by: (i) a $4.8 million reduction in interest expense related to the settlement and extinguishment of the Subordinated Notes described above; (ii) a $3.2 million increase in sales in our Medical Products segment, partly offset by a corresponding $1.9 million increase in cost of products sold related to the higher sales volume; (iii) a $1.8 million decrease in research and development expenses, due to a decrease in headcount and selected reductions in discretionary spending related to certain research and development programs; (iv) a decrease in other expenses of $3.0 million relating to non-recurring professional fees that were incurred in the third quarter of 2010 relating to our Recapitalization Transaction; and (v) a $2.2 million increase to income tax recovery. While the net change in selling, general and administrative expenses, depreciation expense and amortization expense did not have a significant impact on the net loss for the three months ended September 30, 2011, significant movements in these balances have been summarized under the “Selling, General and Administrative Expenses” and “Depreciation and Amortization” sections below.

For the nine months ended September 30, 2011, we recorded net income of $346.6 million, compared to a net loss of $39.3 million for the nine months ended September 30, 2010. The $385.9 million increase in net income is primarily due to the following factors: (i) $321.1 million of one-time reorganization items (see Reorganization Items section below for more detailed information); (ii) a $67.3 million one-time gain recognized upon settlement and extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities; (iii) a $12.9 million reduction in interest expense related to the settlement and extinguishment of the Subordinated Notes; (iv) a $7.0 million decrease in research and development expenses, due to headcount and reductions in discretionary spending relating to certain research and development programs; (v) a $6.7 million decrease in selling, general and administrative expenses, primarily due to headcount reduction reductions in discretionary spending on sales and marketing and a decrease in general operating costs which are more fully described under the “Selling, General and Administrative Expenses” section; (vi) a $9.2 million increase in sales of our Medical Products Segment, partly offset by a corresponding $2.0 million increase in cost of products sold related to the higher sales volume; and (vii) a decrease in other expenses of $3.0 million relating to non-recurring professional fees that were incurred in the third quarter of 2010 relating to our Recapitalization Transaction. These changes were partly offset by: (i) a $22.6 million non-cash increase to cost of products sold resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011 (see “Costs of Products Sold” for more information); (ii) a $13.6 million increase in depreciation and amortization expense due to changes in estimated useful lives as driven by certain restructuring activities and the revaluation of our tangible and intangible assets upon implementation of fresh start accounting on April 30, 2011; (iii) an overall decrease in sales of $6.7 million, partly offset by a decrease in costs of $4.5 million, related to the discontinuation of our sales of the Hemostream dialysis catheter and the Option IVC Filter upon the termination of our licensing and distribution agreements with Rex in late 2010 and early 2011, respectively; (iv) a $10.8 million decline in TAXUS royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems, partly offset by a $4.7 million decrease in license and royalty expenses associated with such royalty revenue and an amendment to our license agreement with the NIH, (see “License and Royalty Fees on Royalty Revenue” for more information); (v) a $1.2 million non-recurring loan settlement gain which was recorded during the three months ended June 30, 2010 related to our acquisition of certain technology assets from Haemacure Corporation; and (vi) a $3.8 million increase in income tax recovery.

Upon emergence from Creditor Protection Proceedings, we adopted fresh-start accounting and comprehensively revalued our assets and liabilities. As a result of these material changes, our reported future results of operations, balance sheets, and cash flows may, in certain respects not be comparable with those published prior to the fresh-start period.

Revenues

	Successor Company	Predecessor Company
(in thousands of U.S.$)	Three months ended September 30, 2011	Three months ended September 30, 2010
Medical Products:
Product sales	$51,899	$51,868

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	4,477	6,070
Royalty revenue – other	1,020	993
License fees	—	53

	5,497	7,116

Total revenues	$57,396	$58,984

	Successor Company	Predecessor	Combined	Predecessor
(in thousands of U.S.$)	Five months ended September 30, 2011	Four months ended April 30, 2011	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Medical Products:
Product sales	$87,801	$69,198	$156,999	$155,796

Pharmaceutical Technologies:
Royalty revenue – paclitaxel-eluting stents	4,571	9,929	14,500	25,305
Royalty revenue – other	1,994	1,062	3,056	2,952
License fees	—	77	77	158

	6,565	11,068	17,633	28,415

Total revenues	$94,366	$80,266	$174,632	$184,211

Medical Products

Revenue from our Medical Products segment was $51.9 million for both the three months ended September 30, 2011 and September 31, 2010. Although overall Medical Products segment revenue remained constant between the two periods, sales of certain of our most significant products, including our Quill product line, as well as our sales of medical device components to other third party medical device manufacturers, continued to exhibit growth. The revenue growth from these products during this period was offset by the elimination of revenue from our previous sale of the Option IVC Filter, for which we recorded $3.5 million of revenue during the three month period ended September 31, 2010. As discussed above, at the end of 2010 and in early 2011, we terminated two of our licensing and distribution agreements with Rex related to our sale of the Hemostream dialysis catheter as well as the Option IVC Filter. While the elimination of revenue from our sale of Hemostream dialysis catheters and Option IVC Filters continues to have an adverse impact on aggregate revenue growth for 2011 as compared to 2010, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses have, and are expected to continue to, positively impact our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below).

Revenue from our Medical Products segment for the nine months ended September 30, 2011 was $157.0 million compared to $155.8 million for the same period in 2010. The net increase of $1.2 million is primarily attributable to sales growth of our Quill product line, as well as more modest growth of certain of our other products, including of our sales of medical device components to other third party medical device manufacturers. The observed sales growth was partly offset by the elimination of revenue from our sales of the Option IVC Filter, from which we recorded $3.8 million of revenue during the nine month period ended September 30, 2011 as compared to $9.1 million during the comparable period of 2010, as a result of our termination of certain licensing and distribution agreements related our previous sale of Option IVC Filters and Hemostream dialysis catheters as discussed above.

Certain of our Medical Products, including our Quill, Skater and Biopince product lines, which utilize certain of our proprietary manufacturing processes and intellectual property, earn higher profit margins and have a higher potential for growth. We believe that we will continue to show modest overall revenue growth from our Medical Products segment during the remainder of 2011, largely supported by the continued growth of these product lines and, to a lesser extent, modest but stable growth of our more mature medical device product lines and growth in our sales of medical device components to third-party medical device manufacturers.

Pharmaceutical Technologies

Royalty revenue derived from sales of TAXUS by BSC for the three months ended September 30, 2011 decreased by 26% as compared to the same period in 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, resulting from continuing competitive and pricing pressures in the market for drug-eluting coronary stents, as well as the recognition of one month of the third quarter 2011 royalty payment in the second quarter of 2011 (related to the application of fresh start accounting). Royalty revenue for the three months ended September 30, 2011 was based on BSC’s net sales for the period April 1, 2011 to June 30, 2011 of $103 million, of which $74 million was in the U.S., compared to net sales for the same period in the prior year of $113 million, of which $66 million was in the U.S. The average gross royalty rate earned in the three months ended September 30, 2011 on BSC’s net sales was 6.0% for sales in the U.S. and 4.4% for sales in other countries, comparable to average rates in the U.S. and other countries for the same period in the prior year. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., certain countries in the E.U. and Japan. Our current year average gross royalty rates for sales in other countries have therefore declined in connection with lower TAXUS sales volumes recorded in these territories.

Royalty revenue derived from sales of TAXUS by BSC for the nine months ended September 30, 2011 decreased by 43% as compared to the same period in 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily resulting from continuing competitive and pricing pressures in the market for drug-eluting coronary stents. Royalty revenue for the nine months ended September 30, 2011 was based on BSC’s net sales for the period from October 1, 2010 to June 30, 2011 of $261 million, of which $164 million was in the U.S., compared to net sales for the same period in 2010 of $442 million, of which $210 million was in the U.S. The average gross royalty rate earned in the first nine months of 2011 on BSC’s net sales was 6.0% for sales in the U.S. and 4.4% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 5.5% for sales in other countries for the same period in 2010. As described above, the average gross royalty rates for sales in other countries declined in the first nine months of 2011 as a result of our tiered royalty rate structure for sales in the E.U. and Japan.

Other royalty and license fee revenue for the three and nine months ended September 30, 2011 was comparable to other royalty and license fee revenue for the three and nine months ended September 30, 2010.

While sales of TAXUS by our partner BSC have shown stability at or around levels recorded during the periods ended June 30, 2011 and September 30, 2011 respectively, revenues in our Pharmaceutical Technologies segment are expected to continue to decrease throughout the remainder of 2011 as compared to revenues recorded in 2010, primarily as a result of continued competitive pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS. These declines may conclude in 2012, due to the stability of TAXUS sales observed in recent quarterly periods during 2011, and in the event our partner Cook Medical Inc. (“Cook”) receives approval for its Zilver™-PTX™ paclitaxel-eluting peripheral stent product candidate (“Zilver”), which utilizes our proprietary technology similar to TAXUS, in the U.S. In the event Zilver is approved for sale in the U.S., we would receive royalty revenue derived from Cook’s sales of Zilver.

Expenditures

	Successor Company	Predecessor Company
	Three months ended September 30, 2011	Three months ended September 30, 2010

(in thousands of U.S.$)
Cost of products sold	$38,796	$26,808
License and royalty fees	50	1,170
Research and development	4,614	6,240
Selling, general and administrative	22,613	22,489
Depreciation and amortization	9,246	8,297
Write-down of property, plant and equipment	143	—
Write-down of assets held for sale	—	—

	$75,462	$65,004

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Five months ended September 30, 2011	Four months ended April 30, 2011	Nine Months Ended September 30, 2011	Nine months ended September 30, 2010

(in thousands of U.S.$)
Cost of products sold	$65,730	$32,219	$97,949	$79,883
License and royalty fees	100	68	168	4,884
Research and development	7,443	5,686	13,129	19,900
Selling, general and administrative	35,394	24,846	60,240	66,871
Depreciation and amortization	14,935	14,329	29,264	24,948
Escrow settlement recovery	—	—	—	(4,710)
Write-down of property, plant and equipment	143	215	358	—
Write-down of assets held for sale	—	570	570	700

	$123,745	$77,933	$201,678	$192,476

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device component and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $12.0 million to $38.8 million for the three months ended September 30, 2011 compared to $26.8 million for the three months ended September 30, 2010. The 45% increase is primarily due to the $12.8 million non-cash increase in the cost of inventory resulting from the turnover of the remaining inventory that was revalued from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting (as discussed under the “Allocation of Reorganization Value to Assets and Liabilities - Inventory” section above). This is the primary reason for the decline in our Medical Products consolidated gross margin to 25.2% for the three months ended September 30, 2011 as compared to 48.3% for the three months ended September 30, 2010. Excluding the impact of this fresh start accounting adjustment, our consolidated gross margin would have been 49.9% and cost of products sold would have been $26.0 million, compared to a 48.3% consolidated gross margin and $26.8 million of cost of products sold reported for the same period in 2010. During the three months ended September 30, 2011, the largest factors in the change in cost of products sold, aside from the fresh start related adjustments as described, were the elimination of $2.3 million of costs related to the Hemostream dialysis catheter and Option IVC Filter products, which were no longer sold by us during the period for the reasons noted above, partly offset by a $1.9 million increase in cost of products sold associated with higher sales volumes of certain of our other Medical Products segment product lines as described above. The improvement in our gross margin to 49.9% (as adjusted to exclude the temporary impact of the fresh start accounting adjustments as described) as compared to the same period in the prior year is primarily due to shift in our mix of sales to reflect greater sales of our Quill, Skater, Biopince and certain other higher growth product lines, combined with the elimination of our sales of the lower margin Option IVC Filter product line, as described above, with such factors partly offset by growth in sales of medical device components to third party medical device manufacturers, which tend to record lower gross margins.

Cost of products sold increased by $18.1 million to $97.9 million for the nine months ended September 30, 2011 from $79.9 million for the nine months ended September 30, 2010. The 23% increase is primarily due to the $22.6 million non-cash increase in the cost of inventory resulting from the turnover of the inventory that was revalued from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting (as discussed under the “Allocation of Reorganization Value to Assets and Liabilities - Inventory” section above). This was the primary reason for the decline in our Medical Products consolidated gross margin to 37.6% for the nine months ended September 31, 2011 as compared to 48.7% for the nine months ended September 30, 2010. Excluding the impact of this fresh start accounting adjustment, cost of products sold for the period would have been $75.3 million and our consolidated gross margin would have been 52.0%, compared to a 48.7% consolidated gross margin and $79.9 million of cost of products sold reported for the same period in 2010. The $4.6 million or 5.7% decrease in cost of products sold calculated on this basis as compared to the nine months ended September 30, 2010 is primarily due to a $1.9 million improvement resulting from manufacturing efficiencies achieved and improved absorption of fixed manufacturing overhead costs, as well as the elimination of $4.5 million of costs related to our previous sale of Hemostream dialysis catheters and Option IVC Filters. These positive changes were offset by an approximate $2.0 million increase in cost of products sold associated with higher sales volumes of our OEM product lines. The improvement in our gross margin to 52.0% (as adjusted to exclude the temporary impact of the fresh start accounting adjustments as described) as compared to the same period in the prior year is primarily due to shift in our mix of sales to reflect greater sales of our Quill, Skater, Biopince and certain other higher growth product lines, combined with the elimination of our sales of the lower margin Option IVC Filter product line, as described above, and the improved manufacturing efficiencies as described, with such factors partly offset by growth in sales of medical device components to third party medical device manufacturers, which tend to record lower gross margins.

The temporary impact on cost of products sold, resulting from the revaluation of inventory for fresh start accounting purposes, is reflected in the net loss for the five month period ended September 30, 2011 and had no impact on our cash flows, liquidity, credit profile or capital resources. This fresh start accounting adjustment is no longer expected to negatively affect our future reported cost of products sold and consolidated gross margins. Our future reported cost of products sold and consolidated gross margins are expected to be relatively consistent with historically reported figures.

We expect that cost of products sold will continue to be significant throughout the remainder of 2011 and that our reported cost of products sold and gross profit margins will be impacted by several factors, including: (i) the elimination of the Hemostream dialysis catheter and Option IVC Filter product lines, which is continues to positively impact our cost of products sold and gross profit margin due to the elimination of high royalty expenses and potential milestone payments associated with these product lines; (ii) changes in product sales mix, (iii) the introduction of certain sales and pricing initiatives for our more mature product lines, which are designed to improve sales volume, market share, fixed manufacturing capacity utilization and overall operating cash flow, that may negatively impact our reported gross profit margin; and (iv) the implementation of certain cost improvement initiatives at our manufacturing facilities.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC. License and royalty fees were $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, compared to $1.2 million and $4.9 million for the same periods in 2010. The $1.1 million and $4.7 million respective declines are primarily due to our December 29, 2010 NIH license agreement amendment, which eliminated certain license and royalty fees payable to NIH on future sales of TAXUS by BSC. Under the terms of the NIH license agreement, we have an exclusive, worldwide license to certain NIH technologies related to the use of paclitaxel. While these royalty and license fees are expected to be minimal throughout the remainder of 2011, they may be offset by future license and royalty fees that may be due to NIH should Cook receive approval to market and sell Zilver in the U.S. and record significant sales thereof.

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

Research and development expenditures were $4.6 million for the three months ended September 30, 2011 compared to $6.2 million for the same period in 2010. The net $1.6 million decrease is primarily due to: (i) a $1.1 million decrease in salaries and benefits costs related to reduced headcount in certain of our research and development departments, (ii) a $0.3 million reduction in spending on patent related costs; and (iii) reductions in certain discretionary spending on various research and development initiatives.

Research and development expenditures were $13.1 million for the nine months ended September 30, 2011 compared to $19.9 million for the same period in 2010. The $6.8 million decrease is primarily due to: (i) a $3.0 million decrease in salaries and benefits costs related to reduced headcount in certain of our research and development departments; (ii) a $1.0 million non-cash recovery on our rent expense resulting from the recognition of certain leasehold inducements received in prior years, associated with our recent reduction of our rentable space at one of our facilities; (iii) a $1.0 million reduction in spending on patent related costs; and (iv) reductions in certain discretionary spending on various research and development initiatives.

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

Selling, general and administrative expenses of $22.6 million for the three months ended September 30, 2011 were relatively consistent compared to the $22.5 million reported for the same period in 2010. During the three months ended September 30, 2011, the largest changes in selling, general and administrative expenses were a $1.7 million decrease in salaries and benefit costs related to a reduction in our sales, marking and administrative headcount, and a $2.0 million decrease in general operating costs, primarily related to the closure of one of our offices in May 2010. These cost decreases were offset by $1.4 million of cash severance incurred, and $1.9 million of additional stock based compensation expense, associated with the accelerated vesting of certain units of Restricted Stock and stock options that were provided for under the provisions of employment agreements for two executive officers who were released from Angiotech effective July 12, 2011; and $1.6 million of stock based compensation expense related to Restricted Stock. Restricted Stock Units (“RSU’s”) and new stock options that were issued to certain employees and directors under the CCAA Plan following the completion of the Recapitalization Transaction as well as additional RSU’s issued during the three months ended September 30, 2011.

Selling, general and administrative expenses were $60.2 million for the nine months ended September 30, 2011 compared to $66.9 million for the same period in 2010. The $6.7 million decrease is primarily due to a $6.0 million decrease in operating and occupancy costs, of which $4.0 million related to the closure of one of our offices in May 2010, $1.0 million related to our reduction of leased space in another office location and $0.7 million related to a positive adjustment to allowance for doubtful accounts on certain accounts receivable previously recorded for accounting purposes as uncollectable. In addition, for the same period there was a $3.2 million decrease in salaries and benefit costs related to a reduction in our sales, marketing and administrative headcount, $1.0 million of non-recurring transaction fees incurred during the nine months ended September 30, 2010 related to the acquisition of certain technology assets from Haemacure Corporation and general consulting costs related to our exploration of certain strategic and financial alternatives and a $0.9 million decrease in travel costs. These cost decreases were partly offset by $1.4 million of cash severance and $1.9 million of additional stock based compensation expense, associated with the accelerated vesting of certain units of Restricted Stock and stock options that were provided for under the provisions of employment agreements for two executive officers who were released from Angiotech effective July 12, 2011; and $1.6 million of stock based compensation expense related to Restricted Stock RSU’s and new stock options that were issued to certain employees and directors under the CCAA Plan following the completion of the Recapitalization Transaction as well as additional RSU’s issued during the three months ended September 31, 2011.

We expect that selling, general and administrative expenses throughout 2011 will be lower than the levels of such expenses incurred in 2010, due primarily to the factors noted above. These expenditures could fluctuate depending on product sales levels, the timing of the launch of certain new products, growth of new product sales, unforeseen litigation or other legal expenses that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense relating to property, plant and equipment and amortization expense of licensed technologies and identifiable assets purchased through business combinations.

Depreciation expense was $1.0 million for the three months ended September 30, 2011 as compared to depreciation expense of $0.7 million for the same period in 2010. Depreciation expense was $3.7 million for the nine months ended September 30, 2011 as compared to $2.2 million for the same period in 2010. The net $1.5 million change was primarily due to a $1.8 million increase in depreciation expense related to a change in the estimated useful life of certain leasehold improvements associated with rentable space that was vacated in our Vancouver office after April 2011 and a $0.4 million increase to depreciation expense for the five months ended September 30, 2011 related to implementation of fresh start accounting and the reassessment of the estimated useful lives of property, plant and equipment. These increases were partly offset by an approximate $0.6 million decrease in depreciation expense related to the December 31, 2010 write-off of $1.3 million of certain laboratory equipment at the Vancouver head office facility. The laboratory equipment was written off due to the restructuring changes that were being initiated as part of the Recapitalization Transaction.

Amortization expense was $8.2 million for the three months ended September 30, 2011 compared to $7.6 million for the same period in 2010. The net increase of $0.6 million was primarily due to a $1.2 million increase in amortization expense for the three months ended September 30, 2011 related to our revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011. This increase was partially offset by the elimination of $0.4 million of amortization expense related to our previous rights to license, supply, market, and distribute the Option IVC Filter. As described above, our license with Rex to sell the Option IVC Filter was terminated effective March 31, 2011 based on the terms of the Settlement and License Termination Agreement entered into on February 16, 2011.

Amortization expense was $25.6 million for the nine months ended September 30, 2011 compared to $22.7 million for the same period in 2010. The $2.9 million increase is primarily due to a $2.0 million increase in amortization expense for the five months ended September 30, 2011 related to the revaluation of our intangible assets, as described above and a $0.7 million increase in amortization expense resulting from the change in the estimated useful lives of our license with Rex to sell the Option IVC Filter, which was terminated effective March 31, 2011, as described above.

As our long-lived assets were comprehensively revalued as part of the fresh start accounting exercise on April 30, 2011, depreciation and amortization expense throughout the remainder of 2011 is expected to be slightly higher than the comparable periods in 2010. The respective fresh start accounting adjustments are a requirement resulting from our emergence from the CCAA and Chapter 15 proceedings, and do not reflect material changes in our business or operations, our cash flows, liquidity and capital resources or credit profile.

Write-down of Property, Plant and Equipment

During the nine months ended September 30, 2011, we recorded write-downs of $0.4 million of certain leasehold improvements and furniture and fixtures related to the downsizing of our rentable space at our Seattle office and Rochester manufacturing facility.

Write-down of Assets Held For Sale

During the nine months ended September 30, 2011, we recorded a $0.6 million impairment charge on a Vancouver, Canada based property that was classified as held for sale as at May 1, 2011. On March 25, 2011, we entered into an agreement to sell this property for proceeds of $1.8 million. The sale agreement became effective and binding on April 28, 2011 and the sale was completed on May 13, 2011.

During the nine months ended September 30, 2010, we recorded a $0.7 million impairment charge on a property that was classified as held for sale. As at December 31, 2010, two held-for-sale properties with carrying values totaling $3.0 million were reclassified back into Property, Plant and Equipment from assets-held-for-sale because they failed to meet the held-for-sale classification criteria defined under ASC No. 360-10 – Property, Plant and Equipment.

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

Other Income (Expense)

	Successor Company	Predecessor Company
	Three months ended September 30, 2011	Three months ended September 30, 2010

Other income (expenses)
Foreign exchange gain (loss)	$1,136	$3
Other income (expense)	221	(126)
Debt restructuring costs	—	(2,978)
Interest expense on long-term debt	(4,584)	(9,833)
Loan settlement gain	—	—

Total other expenses	$(3,227)	$(12,934)

	Successor Company	Predecessor Company	Combined	Predecessor Company
	Five months ended September 30, 2011	Four months ended April 30, 2011	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Other income (expenses)
Foreign exchange gain (loss)	$1,627	$(646)	$981	$1,269
Other income (expense)	334	34	368	(728)
Debt restructuring costs	—			(2,978)
Interest expense on long-term debt	(7,616)	(10,327)	(17,943)	(27,779)
Loan settlement gain	—	—	—	1,180

Total other expenses	$(5,655)	$(10,939)	$(16,594)	$(29,036)

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

During the three months ended September 30, 2011, we incurred interest expense of $4.6 million on our long term debt obligations, compared to $9.8 million for the same period in 2010. The net $5.2 million decrease is primarily due to the elimination of $4.8 million of interest expense related to the irrevocable and final cancellation of $250 million Subordinated Notes through the Recapitalization Transaction and the elimination of approximately $0.7 million of amortization of deferred financing costs due to our revision of the estimates useful lives of the Subordinated Notes, Existing Credit Facility and DIP Facility in connection with the Recapitalization Transaction, and the implementation of fresh start accounting on April 30, 2011, which resulted in the deferred financing costs being fair valued to nil.

During the nine months ended September 30, 2011, we incurred interest expense of $17.9 million compared to the $27.8 million for the same period in 2010. The $9.9 million decrease is primarily due to the elimination of $12.9 million of interest expense related to the cancellation of $250 million Subordinated Notes (as discussed above) and the elimination of approximately $1.2 million of amortization of deferred financing costs during the five months ended September 30, 2011 in connection with the implementation of fresh start accounting on April 30, 2011, which resulted in deferred financing costs being fair valued to nil. These cost decreases were partly offset by $1.0 million of interest incurred related to advances under the Existing Credit Facility, DIP Facility and Exit Facility and a $3.2 million increase in the amortization of the deferred financing costs during the four months ended April 30, 2011 due to a change in the estimated useful lives of the Subordinated Notes, the Existing Credit Facility and the DIP Facility to coincide with their termination on the Plan Implementation Date.

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

		Predecessor Company Four months ended April 30, 2011
Professional fees	(1)	(17,868)
Directors’ and officers’ insurance	(2)	(1,601)
KEIP payment, net of tax	(3)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	1,500
Cancellation of options and awards	(5)	(1,371)
Net gains due to fresh start accounting adjustments	(6),(7)	341,217

		$321,084

(1)	Professional fees represent legal, accounting and other financial consulting fees paid to our and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction and Creditor Protection Proceedings.
(2)	Directors’ and officers’ insurance represents the purchase of additional insurance coverage to indemnify the directors and officers of the Predecessor Company for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, the fee of $1.6 million was expensed to reorganization items during the four months ended April 30, 2011.
(3)	Upon completion of the Recapitalization Transaction, a $0.8 million incentive payment was triggered under the terms of the KEIP (net of $0.2 million tax recovery). Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid on August 10, 2011.
(4)	In connection with the Rex Settlement Agreement, we recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing under the Option Agreement and accrued as at December 31, 2010.
(5)	In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.
(6)	Refer to the Fresh Start Accounting section above for an explanation of the gains resulting from fresh start accounting adjustments.
(7)	The implementation of the Recapitalization Transaction triggered forgiveness of indebtedness of approximately $67.3 million, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management has evaluated other tax implications of the reorganization and has determined that they did not have a significant impact on the tax balances.

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

Income Tax

Income tax recovery for the three and nine months ended September 30, 2011 was $2.6 million, and $1.8 million, respectively, compared to income tax recovery of $0.5 million and income tax expense of $2.0 million, respectively for the three and nine months ended September 30, 2010. The income tax recovery for the three months ended September 30, 2011 is primarily due to the reversal of temporary timing differences.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% and is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

As at September 30, 2011, we had working capital of $56.8 million and cash and cash equivalents of $19.3 million. In aggregate, for the nine months ended September 30, 2011 our working capital improved by $573.3 million as compared to the $518.7 million working capital deficiency reported in December 31, 2010. The change is primarily due to the elimination of our $250 million Subordinated Notes and $16 million of related accrued interest obligations through the Recapitalization Transaction and the exchange and replacement of our $325 million Existing Floating Rate Notes with New Floating Rate Notes on the Plan Implementation Date and their subsequent reclassification from current liabilities back to non-current liabilities. These obligations had been previously classified as current as at December 31, 2010 due to our undertaking of the steps necessary to conclude our Recapitalization Transaction. The remaining change in our working capital position is partly attributable to decreases in cash and cash equivalents.

Historically, our most significant financial liabilities have been our $325 million Existing Floating Rate Notes and our $250 million Subordinated Notes. As discussed, these debt obligations were originally supported in substantive part by royalty revenues derived from sales of TAXUS coronary stent systems by BSC. The sustained and significant decline in royalty revenues received from BSC over the past several years has had a significant negative impact on our liquidity and capital resources, which constrained our ability to continue servicing the totality of our long term debt and related interest obligations. As a result of our liquidity constraints, among other things, on January 28, 2011, the Angiotech Entities commenced the CCAA Proceedings to implement an in-court recapitalization of the Company through the CCAA Plan. On May 12, 2011 we implemented the Recapitalization Transaction, which effectively eliminated our $250 million Subordinated Notes and $16 million of related accrued interest obligations in exchange for new common shares of the Company. In addition, on the Plan Implementation Date, our $325 million Existing Floating Rate Notes were replaced with the New Floating Rate Notes.

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

Following the implementation of the Recapitalization Transaction on May 12, 2011, our most significant financial liabilities are our New Floating Rate Notes which are due December 1, 2013. Long term-debt interest payments on these New Floating Rates Notes are still expected to be significant and may adversely impact our liquidity position. As LIBOR may fluctuate from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of such interest costs within a given period. Additional declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus negatively impacting our ability to service our principal and future interest obligations owing under the New Floating Rate Notes.

An event of default under the New Notes Indenture would permit the holders of the New Floating Rate Notes to demand immediate repayment of our debt obligations owing thereunder. In such a case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

In connection with and in relation to the implementation of the Recapitalization Transaction, we paid out the following fees on or around May 12, 2011: (i) approximately $7.2 million of professional fees for legal, financial advisory, accounting and consulting services; (ii) $0.7 million of incentive payments owing to the named beneficiaries of the KEIP; (iii) approximately $1.4 million in financing fees to complete the Exit Facility; (iv) $0.4 million to settle $4.5 million of distribution claims allowed pursuant to the Claims Procedure Order in accordance with the CCAA Plan; and (v) $4.8 million of repayments of the Company’s DIP Facility. While these obligations were fully accrued for as at April 30, 2011, they were paid subsequent to April 30, 2011 and the impact of such is reflected in the September 30, 2011 consolidated balance sheet. The magnitude of these transaction costs negatively impacted the Company’s cash and liquidity position as compared to April 30, 2011.

Upon consummation of the Recapitalization Transaction, we replaced our Existing Credit Facility and DIP Facility with the Exit Facility. The Exit Facility was used to repay the $22 million of advances outstanding under the DIP Facility. The Existing Credit Facility and DIP Facility were then terminated on the Plan Implementation Date concurrently with our entry into the Exit Facility.

The Exit Facility, as amended on July 14, 2011, provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As at September 30, 2011, under the Exit Facility, we had $7.5 million of borrowings outstanding, $2.8 million outstanding under issued letters of credit and $15.1 million of available borrowing capacity.

Borrowings under the Exit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property and securities and intellectual property, net of applicable reserves. As a result, the amount we are able to borrow at any given time may fluctuate from month to month. Borrowings under the Exit Facility are secured by certain assets held by certain of our subsidiaries (the “Exit Guarantors”). Under the terms of the Exit Facility, our Exit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Exit Facility and all other related loan documents. Our Exit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

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

Due to numerous factors that may impact our future cash position, working capital and liquidity, and the significant cash that may be necessary to continue to execute our business plan, including selected growth and new product development initiatives in our Medical Products segment and initiatives to maintain sales of our existing Medical Products and to service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Floating Rate Notes.

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

Our ability to maintain and sustain future operations will depend upon our ability to: (i) refinance or amend terms of our existing debt obligations; (ii) remain in compliance with our debt covenants to maintain access to our Exit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improved gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•	maintenance and continued utilization of the Exit Facility;

•

continued exploration of various other strategic and financial alternatives, including, but not limited to, raising new equity or debt capital or exploring sales of, or partnerships for, various products, assets or businesses;

•	continued evaluation of budgets and forecasts for certain sales and marketing and research and development programs;

•	selected gross margin improvement initiatives;

•	potential sale of selected property, plant and equipment assets or other core or non-core assets; and

•	exploration of certain foreign currency fluctuation mitigation opportunities.

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

Cash Flow Highlights

	Successor Company	Predecessor Company
(in thousands of U.S.$)	Three months ended September 30, 2011	Three months ended September 30, 2010

Cash and cash equivalents, beginning of period	$21,637	$29,666
Cash provided by (used in) operating activities	5,264	(2,795)
Cash (used in) investing activities	(349)	(1,589)
Cash (used in) financing activities	(7,016)	(223)
Effect of exchange rate changes on cash	(286)	507

Net (decrease) in cash and cash equivalents	(2,387)	(4,100)

Cash and cash equivalents, end of period	$19,250	$25,566

	Successor Company	Predecessor Company	Combined	Predecessor Company
(in thousands of U.S.$)	Five months ended September 30, 2011	Four months ended April 30, 2011	Nine Months Ended September 30, 2011	Nine months ended September 30, 2010

Cash and cash equivalents, beginning of period	$30,222	$33,315	$33,315	$49,542
Cash provided by (used in) operating activities	3,107	(12,857)	(9,750)	(18,881)
Cash provided by provided by (used in) investing activities	1,890	(945)	945	(4,652)
Cash (used in) provided by financing activities	(15,996)	10,741	(5,255)	(235)
Effect of exchange rate changes on cash	(3)	(32)	(35)	(208)

Net decrease in cash and cash equivalents	(10,972)	(3,093)	(14,065)	(23,976)

Cash and cash equivalents, end of period	$19,250	$30,222	$19,250	$25,566

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2011 was $5.3 million compared to $2.8 million of net cash used for the same period in 2010. The $8.1 million increase in cash flows from operating activities is primarily due to: (i) a $1.1 million reduction of license fee costs related to the NIH license agreement amendment discussed above; (ii) a $1.8 million reduction of research and development costs related to a decrease in headcount in certain research and development departments and reductions in certain discretionary spending as discussed previously; (iii) a $3.0 million reduction in selling, general and administrative expenses as previously discussed; (iv) a $3.0 million reduction in costs related to debt restructuring initiatives; and (v) a $0.9 million improvement in gross margins (excluding the $9.8 million non-cash impact on cost of goods sold from fresh-start accounting adjustments relating to inventory, as described above). These cash increases were partly offset by a $1.6 million decline in royalty revenue derived from BSC’s sales of TAXUS.

Net cash used in operating activities for the nine months ended September 30, 2011 was $9.8 million compared to $18.9 million of net cash used for the same period in 2010. The net positive change in cash flows recorded from operating activities as compared to the prior nine month period is primarily attributable to the following factors: (i) $20.0 million of reorganization costs incurred during the nine months ended September 30, 2011 related to our Creditor Protection Proceedings and the implementation of the Recapitalization Transaction; (ii) a $10.8 million decline in royalty revenue derived from BSC’s sales of TAXUS; (iii) a one-time $4.7 million settlement of an escrow claim with RoundTable that was received in the first quarter of 2010; (iv) a $5.7 million improvement in gross margins (excluding the $19.6 million non-cash impact on cost of goods sold from fresh-start accounting adjustments relating to inventory, as described above); (v) reduced research and development and selling, general and administrative expenses of $7.0 million and $9.4 million, respectively; (vi) a $4.7 million reduction of NIH license fee costs discussed above; (vii) lower interest payments of $9.6 million due to the elimination of our subordinated notes as discussed above; and (viii) an $9.5 million increase in working capital requirements. Changes in working capital requirements were comprised of a $6.6 million improvement in cash flow from accounts receivable, primarily relating to improved collection times for certain receivables due from customers outside of the U.S., a $5.8 million improvement in cash flows from income taxes payable, a $4.5 million improvement in cash flows from prepaid expenses, and a $2.1 million improvement in cash flows from inventory due to improvements in inventory management across our various manufacturing facilities, partly offset by a $6.5 million reduction of cash flows from accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2011 was $0.3 million compared to $1.6 million of net cash used for the same period in 2010. The $1.3 million reduction in cash used is primarily due to reduced capital spending during the period.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $0.9 million compared to $4.7 million of net cash used for the same period in 2010. The $5.6 million net change is primarily due to a $2.5 million reduction in capital spending and $2.6 million in proceeds received from the sale of the properties during the nine months ended September 30, 2011, as compared to the sale of one property in January 2010 for $0.8 million, and a $1.0 million non-recurring advance made during the nine months ended September 2010 in connection our April 2010 acquisition of certain technology assets from Haemacure Corporation.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended September 30, 2011 was $7.0 million compared to $0.2 million for the same period in 2010. The $6.8 million increase of cash used in financing activities primarily consists of $7.0 million used to repay advances under the Exit Facility during the three months ended September 30, 2011.

Net cash used in financing activities for the nine months ended September 30, 2011 was $5.2 million compared to $0.2 million for the same period in 2010. The $5.0 million increase in cash used in financing activities primarily consists of $12.0 million of advances drawn under our previous DIP Facility and $17.4 million of advances drawn under our Exit Facility, partly offset by a combined $22.3 million of repayments on our previous existing credit facility and DIP Facility and $1.4 million of deferred financing costs paid related to the establishment of the Exit Facility. As noted above, on May 12, 2011, our existing credit facility and DIP facility were terminated.

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

At September 30, 2011, April 30, 2011 and December 31, 2010, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	September 30, 2011	April 30, 2011	December 31, 2010
Canadian dollars	$1,941	$2,710	$933
Swiss franc	279	174	575
Euro	2,819	2,743	1,447
Danish krone	642	748	1,090
Other	1,791	1,291	1,491

LONG-TERM DEBT

Debt

(a) Subordinated Notes

On May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling our $250 million Subordinated Notes, the SSN Indenture, and $16 million of related accrued interest obligations in exchange for 12,500,000, or approximately 96%, of the Company’s new common shares.

(b) New Floating Rate Notes

On the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Notes for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer.

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•

Changes to certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). These changes include a reduction in the allowance from $100 million to $50 million for us to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

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

(c) Covenants

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

Contractual Obligations

During the three and nine months ended September 30, 2011, there were no significant changes in our payments due under contractual obligations, as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2010 Annual Report and the Forms 10-Q for the three months ended March 31, 2011 and June 30, 2011, other than those already described above relating to the completion of the Recapitalization Transaction, most significantly the termination of our agreement with Rex relating to the Option IVC Filter, and the conclusion of our litigation with QSR Holdings and the release of any future obligations relating to our agreement.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part II, Item 1 and Note 14(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently Adopted Accounting Policies

Predecessor Company’s Accounting Policies

As discussed in note 1 above, on January 28, 2011 the Angiotech Entities filed for voluntary creditor protection under the CCAA to effectuate the Recapitalization Transaction, and subsequently commenced cases under Chapter 15 of the U.S. Bankruptcy Code to obtain recognition of the CCAA Proceedings and the relief granted therein. During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and properties and continued to operate their businesses under the supervision of the Monitor, the jurisdiction of the Canadian Court, the U.S. Court and the applicable provisions of the CCAA and U.S. Bankruptcy Code. During this period, the Company was not permitted to execute certain transactions without the approval of the applicable courts and the Monitor.

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company adopted Accounting Standards Codification (“ASC”) No. 852 – Reorganization. Among other things, ASC No. 852 requires that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4) and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post-petition liabilities (see note 3). These specific changes in the application of the Predecessor Company’s accounting policies related to the Creditor Protection Proceedings have been discussed below.

(a) Liabilities Subject to Compromise

All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Where management was unable to develop a reasonable estimate of the claim amount, the amount claimed by the creditor or potential creditor was disclosed. Where pre-petition liabilities were impaired and were expected to be settled at lesser amounts than the Allowed Claims, ASC No. 852 required that these liabilities be marked as Liabilities Subject to Compromise on the consolidated balance sheet. For Liabilities Subject to Compromise, the Predecessor Company adjusted the original carrying value to the Allowed Claims amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item as discussed below (also see note 4). As at September 30, 2011, all distribution claims of Affected Creditors allowed pursuant to the Claims Procedure Order were settled and the Company had no further Liabilities Subject to Compromise.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, exit or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Prior to the Predecessor Company’s Creditor Protection Proceedings, these items were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

(c) Interest Expense

Interest expense on the Predecessor Company’s debt obligations was recognized only to the extent that: (i) the interest expense was not stayed by the Canadian Court and was paid during the Creditor Protection Proceedings or (ii) the interest was an allowed priority, secured claim or unsecured claim. All interest recognized subsequent to the January 28, 2011 CCAA Filing Date has been presented as regular interest expense and not as a Reorganization Item.

(d) Fresh-Start Accounting

As described in note 1 and note 3, upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech completed a comprehensive revaluation of its assets and liabilities. All assets and liabilities on the May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, the Company recorded goodwill of $127 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see note 3). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital or accumulated other comprehensive income. Disclosure of the following additional information is also required:

(i)	Adjustments to the historical amounts of individual assets and liabilities

(ii)	The amount of debt forgiveness

(iii)	Significant matters relating to the estimation and determination of reorganization value, including all of the following:

•

The method or methods used to determine reorganization value and factors such as discount rates, tax rates, the number of years for which cash flows are projected, and the method of determining terminal value;

•	Sensitive assumptions where there is a reasonable possibility of variation that may significantly affect the measurement of the reorganization value;

•	Assumptions about anticipated conditions that are expected to be different from current conditions, unless otherwise apparent.

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

(a) Property, plant and equipment

As described in note 3, upon implementation of fresh start accounting on April 30, 2011, Angiotech’s property, plant and equipment were re-measured and recorded at their fair values totaling $47.7 million. Effective May 1, 2011, the fair value of $47.7 million represents the new cost base for the Successor Company’s property, plant and equipment and accordingly, the Successor Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following terms:

Buildings	30 – 40 years
Leasehold improvements	Term of the lease
Manufacturing equipment	3 – 10 years
Research equipment	3 – 5 years
Office furniture and equipment	2 – 10 years
Computer equipment	1 – 5 years

Where the Successor Company has property, plant and equipment under construction, these assets are not depreciated until they are put into use.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new guidance requires entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. Disclosures may include information about credit quality indicators, overdue accounts, and modifications of financing receivables. The guidance is effective for public entities with interim and annual reporting periods ending on or after December 15, 2010. This guidance had no material impact on disclosures given that the Successor Company does not currently have any financing receivables or trade receivables with payment periods extending beyond one year from the September 30, 2011 balance sheet date.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 did not have a material impact on the Successor Company’s financial position given that it relates to disclosure and presentation only.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations on the first annual reporting period beginning on or after December 15, 2010. Given that the Successor Company did not enter into any new business combinations as at September 30, 2011, the adoption of this standard did not have any impact on its consolidated financial statement disclosures.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this standard did not have material impact on the value of the Successor Company’s $127 million of goodwill recognized upon implementation of fresh start accounting on April 30, 2011 (see note 3).

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has elected to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Alternatively, the amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The purpose of the amendment is to increase the prominence of items reported in other comprehensive income and facilitate the convergence of U.S. GAAP and IFRS. The amendment under ASU No. 2011-05 should be applied retrospectively. For public entities, the amendment is effective for fiscal and interim periods beginning after December 15, 2011. However, for non-public entities, the amendment is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Given that the amendment relates to disclosure and presentation only, the Successor Company does not expect that the adoption of ASU No. 2011-05 will have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles –Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. The Successor Company is still assessing the potential impact that ASU No. 2011-08 may have on its consolidated financial statements.

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

On May 12, 2011, we issued 12,500,000 new common shares to the holders of our Subordinated Notes in consideration and settlement of our $250 million Subordinated Notes and $16 million of related interest obligations. In addition, on May 12, 2011, we issued the following:

(i)	221,354 units of Restricted Stock to certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests one third on each of the first, second and third anniversaries from the date of grant;

(ii)	299,479 RSUs to certain senior management. The RSUs allow the holder to acquire one common share for each unit held upon vesting. The RSUs vest one third on each of the first, second and third anniversaries from the date of grant;

(iii)	708,025 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction.

During the three months ended September 30, 2011, two of our executive officers were terminated. The provisions of the employment agreements for these executive officers included accelerated vesting of Restricted Stock awards and stock options. In relation to the accelerated vesting of the Restricted Stock, we repurchased 34,473 units from the terminated executives in consideration of withholding taxes owing on the vested units. As at September 30, 2011, there were 186,881 units of restricted stock outstanding, of which 56,673 units were vested.

During the three months ended September 30, 2011, we issued an additional 116,000 RSUs to certain employees and directors of the company. Of the 415,479 RSUs outstanding at September 30, 2011, 365,479 vest one third on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the grant date and 50,000 of the RSUs vest upon the earlier of a consummation of a change of control (as defined) and December 31, 2012.

As at September 30, 2011, there were 708,025 options outstanding, of which 73,150 were vested.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of September 30, 2011, we had cash and cash equivalents of $19.3 million (December 31, 2010 – $33.3 million).

Interest Rate Risk

As the issuer of the New Floating Rate Notes, which are subject to variable interest rates, we are exposed to interest rate risk. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The aggregate principal amount of the Floating Rate Notes is $325 million and the notes bear interest at a rate of approximately 5% at September 30, 2011 (December 31, 2010 – 4.05%). Based upon our average floating rate debt levels during the three months ended September 30, 2011, a 100 basis point increase in interest rates would have impacted our interest expense by approximately $0.8 million for the three months ended September 30, 2011 (September 30, 2010 – $0.8 million). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Swiss franc, the Danish kroner, the Euro and the U.K. pound sterling. We incurred foreign exchange gains of $0.7 million and $1.2 million for the three and five months ended September 30, 2011 and foreign exchange losses of $0.6 million for the four months ended April 30, 2011 (foreign exchange gains of $0.03 million and $1.3 million for the three and nine months ended September 30, 2010, respectively) primarily as a result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Swiss francs, Danish kroner, Euros, and U.K. pounds sterling, and earn a significant portion of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Since we operate internationally and approximately 13% of our net revenue for the three months ended September 30, 2011 (September 30, 2010 – 12%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements for a hypothetical 10% strengthening of the U.S. dollar compared within the other currencies which we denominate product sales in for the three months ended September 30, 2011. Assuming a 10% strengthening of the U.S. dollar, our product net revenue would have been negatively impacted by approximately $2.2 million on an annual basis (September 30, 2010 – $2.8 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three and five months ended September 30, 2011 of the Successor Company or the one month ended April 30, 2011 of the Predecessor Company that materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

On May 12, 2011, the Recapitalization Transaction was implemented, which effectively eliminated the Company’s $250 million aggregate principal amount of its outstanding Subordinated Notes and related accrued interest obligations in exchange for 96% of the new common shares which were issued as part of the reorganization. In addition, through the Creditor Protection Proceedings, the Company also eliminated $4.1 million of certain of its other its liabilities. On May 12, 2011, the Monitor filed the Monitor’s Certificate with the Canadian Court, confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. As a result, the Angiotech Entities were discharged and released from Creditor Protection Proceedings. For more information on the CCAA Proceedings and Recapitalization Transaction, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with notes 1, 3, and 4 in the unaudited consolidated financial statements for the three months ended September 30, 2011.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. RESERVED

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective November 5, 2011, William L. Hunter resigned from the Successor Company’s Board of Directors.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference as indicated below:

Exhibit Number	Description	Location

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	XBRL Interactive Data File	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: November 9, 2011	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
(Principal Financial Officer and Duly Authorized Officer)