Form 10-K
period 2011-12-31
ANGIOTECH PHARMACEUTICALS INC
filed 2012-03-29
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 29, 2012, the registrant had 12,556,673 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Angiotech Pharmaceuticals, Inc.

Table of Contents

Annual Report on Form 10-K for the year ended December 31, 2011

In this Annual Report on Form 10-K, references to “the Company,” “Angiotech,” “us” or “we” are to Angiotech Pharmaceuticals, Inc. and all of its subsidiaries as a whole, except where it is clear that these terms only refer to Angiotech Pharmaceuticals, Inc.

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

NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”). You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, on or after the day of filing with the SEC and on our website at: www.angiotech.com. Our website and the information on our website is not part of this Annual Report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically.

PART I

Item 1.                            BUSINESS

Summary

Angiotech develops, manufactures and markets medical device products and technologies, primarily within the areas of interventional oncology, wound closure and ophthalmology. Our strategy is to utilize our precision manufacturing capabilities and our highly targeted sales and marketing capabilities to offer novel or differentiated medical device products to patients, physicians and other medical device manufacturers or distributors within certain segments of our target markets.

We currently operate in two business segments: Medical Device Technologies and Licensed Technologies. Our Medical Device Technologies segment, which generates the majority of our revenue, develops, manufactures and markets a wide range of single use medical device products, as well as precision manufactured medical device components. These products and components are sold directly to hospitals, clinics, physicians and other end users, as well as to medical products distributors or other third-party medical device manufacturers. Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who have licensed and utilize these technologies in their medical device product lines. Our principal revenues in this segment to date have been royalties derived from sales by our partner Boston Scientific Corporation (“BSC”) of TAXUS® paclitaxel-eluting coronary stents (“TAXUS”) for the treatment of coronary artery disease.

For the year ended December 31, 2011, we recorded $208.5 million in direct sales of our various medical products and $24.7 million in royalties and license fees received from our partners. For additional financial information about our business segments and the geographic areas in which we operate, refer to note 23 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

Recapitalization and Emergence from Proceedings

Over the past several years, royalty revenue we receive from sales of TAXUS coronary stent systems by our partner BSC has declined significantly. These declines led to significant constraints on our liquidity, working capital and capital resources, which adversely impacted our ability to continue to support certain of our business initiatives and service our debt obligations.

As a result, after extensively exploring a range of financial and strategic alternatives, on January 28, 2011 we and certain of our subsidiaries (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) with the Supreme Court of British Columbia (the “Canadian Court”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) to implement a recapitalization or restructuring of certain of our debt obligations (the “Recapitalization Transaction”) through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”). In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On January 13, 2011 and March 3, 2011, respectively, our common shares were delisted from the NASDAQ Stock Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”).

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), all of our existing common shares and options were cancelled without payment or consideration and the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares issued in accordance with the terms of the CCAA Plan. All other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of distribution claims of Affected Creditors (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3 in our audited consolidated financial statements for the year ended December 31, 2011.

On February 7, 2011, we entered into a definitive agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to secure a $28.0 million debtor-in-possession credit facility (the “DIP Facility”). The DIP Facility provided us with liquidity for working capital, general corporate purposes and expenses during the implementation of the CCAA Plan. On the Plan Implementation Date, the DIP Facility was repaid and terminated, and we entered into a new credit facility (as amended, the “Exit Facility”) with Wells Fargo, which provides for potential borrowings up to $28 million (see notes 16(c) and 16(f) of the audited consolidated financial statements included in this Annual Report on Form 10-K).

On May 12, 2011, upon the close of business, we concluded substantially all the activities relating to the Recapitalization Transaction and the Angiotech Entities emerged from Creditor Protection Proceedings.  During the course of the Creditor Protection Proceedings, the majority of our businesses continued to operate as usual and there were no material disruptions to our operations, marketing or product distribution activities.

Business Strategy

Our strategy is to target selected segments of markets where we can establish or maintain a leadership position in medical device products or components, and thereby achieve profitable revenue growth and improved cash flows. Key elements of this strategy include:

•                          Maintaining and Investing in Our Precision Manufacturing Capabilities and Technology. We maintain multiple facilities with precision manufacturing capabilities specifically tailored to medical products. These operations enable us to control the most material aspects of manufacturing of our products or product components and assure we are able to readily and flexibly provide products and serve our customers in a safe, consistent and high quality manner that complies with all regulations. We believe maintaining and investing in these capabilities and ensuring the on-time delivery of quality products provides a key barrier to entry in our current markets, and may facilitate more rapid capture of new market or product opportunities as compared to competitors that manufacture using mainly outside vendors or third party manufacturers.

•                          Developing and Investing in Highly Specialized Sales and Marketing Personnel and Activities. We have developed several focused, specialized groups of sales and marketing personnel that, in combination with third party distribution networks, target highly selective market sub-segments or customers, with an emphasis on product areas where our precision manufacturing capabilities may provide us a competitive advantage or on markets that may be underserved by the largest medical product providers and manufacturers. We believe this hybrid selling approach, as opposed to working solely through third party sales organizations or personnel, facilitates our ability to build our most important product brands and help customers better understand the key advantages of our products and capabilities.

•                          Selectively Investing in New Product Development, Intellectual Property and Proprietary Know-How. We maintain dedicated medical device product engineering, regulatory and quality affairs personnel centered primarily in two of our facility locations. We believe maintaining dedicated product development resources in-house, in combination with our in-house manufacturing capabilities, may facilitate a more rapid and disciplined response to new market opportunities and customer needs, and may provide opportunities to improve our gross profit margins or competitive position us through the development of new, proprietary manufacturing technology or know-how.

•                          Pursuing Selective and Disciplined Business Development, Product or Business Acquisition Activities. We expect to continue to supplement our in-house product development and commercialization activities by selectively pursuing product licenses, distribution arrangements, acquisitions or other similar transactions. We believe such activities, when pursued within the discipline of our profitable operating model and within defined financial risk parameters, may provide additional opportunity for us to capitalize on, and generate additional operating profit and cash flow, from our significant investments in our dedicated manufacturing and sales and marketing resources.

Business Overview

Medical Device Technologies

Our Medical Device Technologies segment manufactures and markets a wide range of single-use specialty medical device products and medical device components. These products are sold directly to end users or other third-party medical device manufacturers. This segment contains significant manufacturing capabilities as well as specialized direct and indirect sales and distribution capabilities. Many of our medical products are made using our proprietary manufacturing processes and are protected by our patent portfolio or proprietary know-how. Our most significant product groups within this business segment include Interventional Oncology, Wound Closure, Ophthalmology and Medical Device Components.

Interventional Oncology

We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. These product lines include a wide range of soft tissue biopsy products, both disposable and re-usable, primarily for use in different types of breast, lung, spinal and bone marrow biopsies. Some key features of our soft tissue biopsy products include specially manufactured high visibility needle tips to facilitate placement under ultrasound guidance, numerically ordered centimeter markings to facilitate precise depth placement, and adjustable needle stops to restrict forward movement and localize the needle to the biopsy site. Other selected product lines in our biopsy group include fixation pins, breast localization markers, tunneling stylets, surgical tunnelers and isotope seed spacers and needles for prostate cancer treatment. We also offer additional product lines for certain selected interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines.

We sell the majority of these product lines through our Interventional Oncology direct sales organization directly to hospitals and other end users. We also employ selected independent sales representatives and third party distributors to market and sell these product lines in territories where we lack direct sales coverage or where such direct investment would not be financially justified. Our most significant product lines include:

•                  BioPince™ full core biopsy devices. Our BioPince biopsy instrument product line is used to obtain tissue samples from patients for analysis and diagnosis of disease. We believe that BioPince is the only commercially available “full core” biopsy device, which may provide a more substantive and improved tissue sample and thereby enable clinicians to more rapidly and accurately provide diagnosis of potential disease. BioPince features a proprietary tri-axial “Core, Cut and Capture” cannula system, which allows the device to deliver cylindrical, full-length biopsy specimens that are complete and largely undamaged, which we believe significantly improves the diagnostic value of the sample.

•                  Tru-CoreTM II (fully automatic) and SuperCore™ (semi-automatic) disposable biopsy instruments. Our True-Core and SuperCore soft tissue biopsy product lines are designed to address a variety of diagnostic procedures where a “full core” sample may not be necessary, offer a greater variety of needle lengths and sizes and are cost effective by combining disposable needles with reusable instrumentation. These product lines are designed to be light weight, easily maneuverable and operated with one hand. Our SuperCore is a semi-automatic device which allows for placement of the device specimen notch in a lesion before the spring-loaded cutting cannula is fired, which is considered ideal in CT-guided biopsies. We believe that SuperCore is one of the only semi-automatic devices with an adjustable specimen notch, which may provide clinical flexibility.

•                  T-Lok™ bone marrow biopsy devices. Our T-Lok™ bone marrow biopsy device is used for collecting bone marrow. Bone marrow collection is a procedure that is typically done after abnormal red or white blood cells are found in a patient. T-LOK has an ergonomically designed twist-lock handle, which we believe improves a clinician’s ability to penetrate hard bone to obtain the biopsy sample. An adjustable needle stop to control the depth of penetration allows the clinician to safely collect bone marrow at the sternum of the patient.

•                  SKATER™ line of drainage catheters. Our SKATER drainage system, which includes catheters and related accessories, is used to facilitate drainage of fluid from wounds, infectious tissues or surgical sites. SKATER features larger lumens and drainage holes, kink resistance, resistance to encrustation and high radiopacity. SKATER is offered in multiple sizes and configurations to address the most typical drainage applications including specific designs for centesis, or small volume drainage procedures, drainage from the biliary duct and nephrostomy procedures.

Wound Closure

We develop, manufacture and market a full line of wound closure products, primarily various types of sutures and surgical needle products. These products are used by surgeons in a wide variety of applications in hospitals, surgery centers and physician offices. We also sell a significant amount of our general suture products for use in dental and oral surgery procedures. Our suture configurations vary in diameter, length, and material. Our product lines also include a full line of bio-absorbable and non-absorbable suture materials, including PolySynTM and PolySyn FATM, Monoderm™, PolyvioleneTM, polypropylene, poly-ethylene-terephthatate, glycolide and e-caprolactone, polyglycolic acid (PGA), plain and chromic gut, nylon and silk. This wide range of materials allows us to offer a range of handling characteristics and bio-absorption times for our product line. Our product lines also include a wide variety of needle types, including drilled-end and channel surgical needles. Drilled-end suture needles have a precisely drilled butt end for maximum suture holding strength and are adequately tempered for securing strong attachment of the suture. Our proprietary needle designs, including our SharpointTM, UltraGlideTM, and M.E.T.TM Microsurgical product lines are used in very precise tissue closures such as corneal transplants, microvascular, microtubal, and nerve repair procedures.

We sell many of these product lines directly to hospitals, surgery centers, clinics and other end users through our Wound Closure direct sales organization. We also employ selected independent sales representatives and third party distributors to market and sell these product lines in territories or areas where we lack direct sales coverage or where such direct investment is not financially justified. We also manufacture certain of these products in finished form for other third party medical device manufacturers and distributors. Our most significant product lines include:

•                  Quill™ Knotless Tissue-Closure products. Our Quill product line is a surface modified suture material that contains proprietary patterns of tiny barbs or other patterns, which can eliminate the need for surgeons to tie knots when closing certain wound types. We believe that use of Quill may lead to faster surgical times, improved wound cosmesis and lower wound infection and complication rates. Quill may also provide for stronger wound closure due to its ability to distribute tension across the entire length of a wound over large numbers of barbs or anchors, as opposed to a far fewer number of knots or anchor points with traditional sutures or surgical staples. Due to this ability to distribute tension, we believe Quill may enable certain tissue types to be repaired that are not addressable by other wound closure technologies.

•                  LOOK™ brand sutures for dental and general surgery. LOOK sutures are a specialized line of suture products for tissue approximation and ligation, which are offered in a variety of absorbable and non-absorbable suture materials that are well suited for the needs of the oral, periodontal, dermatological and general surgeon.  The needles used on LOOK sutures possess precision manufactured sharpness, penetration and strength characteristics.  Unique to the LOOK suture offering are SmallStitch™ sutures, which are offered in lengths of 8 inches and 10 inches. This shorter length is ideal for the dental and physician office because there is less waste than with traditional sutures.

•                  SharpointTM UltraGlide and SharpointTM M.E.T Microsurgical sutures. Our Sharpoint microsurgical needles and sutures are manufactured using a proprietary process that ensures incisions are consistently sharp and dimensionally true in order to meet the needs for a very precise tissue closure in ophthalmic, micro vessel and nerve repair procedures.

Ophthalmology

We develop, manufacture and market a selection of single-use disposable products for ophthalmic surgery, including various types of surgical blades used primarily in cataract surgery or other ophthalmic surgery where very small incisions are required. Our products include clear corneal knives, standard implant knives, pilot tip implant knives, precision depth knives, crescent knives, spoon knives, stab knives, vitrectomy knives to create small, precise incisions, sub-2mm series knives, and a variety of slit and specialty knives. Other selected products in our ophthalmic group include a variety of cannula needles for the administration of anesthetic or for irrigation or aspiration in ophthalmic surgery, a full line of absorbable and non-absorbable microsurgical ophthalmic sutures, punctum plugs for treatment of dry eye symptoms and trephine blades for penetrating keratoplasty surgery.

We sell these product lines directly, primarily to surgery centers and clinics, primarily through a network of third party independent sales representatives and medical product distributors. We also manufacture ophthalmic surgical blades in finished form for other third party medical device manufacturers and distributors. Our most significant product lines include:

•                  Sharpoint™ brand disposable ophthalmic surgical blades. Our Sharpoint product line, which is used primarily to make incisions for cataract and other ophthalmic surgery procedures, is manufactured using a proprietary manufacturing process - our Infinite Edge™ Technology - that eliminates blade grinding and produces cutting edges with consistent sharpness and tolerance.  The Sharpoint knife portfolio includes a full range of sizes and styles to fit the needs of the ophthalmic surgeon.

•                  Ultrafit™ trephine blades. The UltraFit trephine product line, which are comprised of instruments used in corneal transplant procedures, consists of disposable vacuum trephines, donor punch sets, and short or long handled trephines in a wide range of sizes. Advanced trephine blade technology provides a sharp cutting edge to achieve the critical fit needed for successful cornea transplants.

•                  Tan EndoGlide™ human corneal endothelial cell transplantation device. Tan EndoGlide is an endothelial insertion device for specialized corneal transplant surgery procedures and is designed to reduce damage of donor endothelium used in the procedure. The device consistently delivers donor tissue through a small incision, while making the insertion procedure relatively reliable and consistent, with the surgeon in full control of the donor tissue at all stages of procedure. The Tan EndoGlide device consists of a preparation base, glide cartridge and a glide introducer. The glide cartridge automatically coils the donor tissue into a double coil configuration, with no endothelial surfaces touching, and is designed to fit through a very small scleral or corneal incision.

Medical Device Components

We develop, manufacture and market a wide range of components, primarily on a made-to-order basis, for other third party medical device manufacturers, who then use the provided components as part of assembling their own finished medical device products. These products may range from unsterilized product components, which are shipped to the customer for final assembly and sterilization, to fully finished, packaged and sterilized medical device products. These components are typically manufactured using the same manufacturing capabilities and technologies we utilize to produce our various other product lines. Our most significant manufacturing capabilities that we offer for use in making components for third parties include metal grinding and polishing, plasma welding, chemical etching, electropolishing and electro-chemical marking, plastics injection molding, plastics and polymer extrusion and silk suture formation, weaving of medical grade textiles and packaging and assembly.

We sell these product lines directly to corporate customers solely through a direct sales organization. Our customers include many leading medical device manufacturers in the cardiology and vascular access, interventional radiology, ophthalmology, orthopedics, women’s health, and wound closure product areas.

Licensed Technologies

Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who have licensed and utilize these technologies in their medical device product lines. Our principal revenues in this segment to date have been royalties derived from sales by our partner BSC of TAXUS paclitaxel-eluting coronary stents for the treatment of coronary artery disease.

We have also licensed the same technology utilized by BSC in its TAXUS product line to our partner Cook Medical Inc. (“Cook”) for use in its Zilver® PTX® paclitaxel-eluting peripheral vascular stent (“Zilver PTX”) for the treatment of vascular disease in the leg. Zilver PTX is currently approved for sale in the E.U. and in certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S.  Should Cook receive U.S. approval for Zilver PTX, we expect we would receive additional royalty revenue in our Licensed Technologies segment.

We receive royalty revenue derived from sales of TAXUS and Zilver PTX based on our license agreements with BSC and Cook of several families of intellectual property relating to our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volume achieved by BSC. The royalty rates applied to Cook’s sales of Zilver PTX are flat rates designated by the geographic location of sales, regardless of the unit volume of sales achieved. There is minimal expense associated with our receipt of royalty revenue derived from TAXUS. We expect we will incur royalty expense associated with Cook’s sales of Zilver PTX under our license agreement with the National Institutes of Health. We may continue to receive royalty revenue from BSC and Cook for the life of the licensed patent families depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

TAXUS Paclitaxel-Eluting Coronary Stents

The TAXUS paclitaxel-eluting coronary vascular stent, which incorporates our proprietary paclitaxel technology, is a small, balloon-expanded metal scaffold designed for placement in diseased arteries in the heart to restore blood flow by expanding and holding open the arteries upon deployment.

BSC first received approval to sell TAXUS in the E.U. in 2003 and in the U.S. in 2004.  Subsequent to the U.S. approval of the TAXUS Express™ stent system in 2004, BSC has introduced multiple next generation coronary stent platforms that utilize our proprietary paclitaxel technology, including the TAXUS Liberte™ and the recently introduced TAXUS Ion™ coronary stent systems.

TAXUS has been studied in multiple human clinical trials, as well as in independent registry studies, which have repeatedly demonstrated the safety and efficacy of TAXUS coronary stent systems, particularly in diabetic patient populations. In patients receiving TAXUS coronary stents, the number of repeat surgery procedures has been shown to be significantly lower in patients receiving TAXUS than those receiving non drug-eluting, or bare metal, coronary stents. The most recent study results announced in November 2011 by our partner BSC include positive long-term data from BSC’s PERSEUS clinical program, which demonstrated favorable two-year safety and efficacy outcomes for the TAXUS ION stent system versus prior-generation paclitaxel-eluting stents.

Certain clinicians suggested in 2006 that the use of drug-eluting stents may cause an increased rate of late thrombosis (the formation of blood clots in the stent long after the initial stent implantation) and in turn, potentially lead to an increased rate of myocardial infarctions (heart attacks) or deaths as compared to patients receiving bare metal stents. These suggestions led to a significant decrease in the use of drug-eluting stents beginning in the second half of 2006 and continuing through 2008. While subsequent analysis of clinical data suggest that these concerns may not have been justified and use of drug-eluting stents began to recover in 2009, usage has yet to reach to the levels observed in 2005 prior to the initial reporting of physician concerns.

In addition, starting in mid 2008 and early 2009, several new competitive drug-eluting stents were made commercially available in the United States, Europe and Japan. The reduction in drug-eluting stent usage, combined with the entry of new competitors, has had significant negative impacts on the levels of royalty revenue we receive from BSC. Our royalty revenues derived from sales of TAXUS stent systems by BSC declined by 32% from 2008 to 2009, 47% from 2009 to 2010 and 34% from 2010 to 2011.

Zilver PTX Paclitaxel-Eluting Peripheral Vascular Stents

The Zilver PTX paclitaxel-eluting peripheral vascular stent, which incorporates our proprietary paclitaxel technology, is a small, self-expanding metal scaffold designed for placement in diseased arteries in the limbs to restore blood flow by expanding and holding open the arteries upon deployment.

Cook first received approval to sell Zilver PTX in the E.U. in 2009, and is currently awaiting approval to sell Zilver PTX in the U.S. To date, stent procedures for peripheral artery disease (“PAD”) in the limbs have been limited due to high observed complication rates for such procedures that often lead to a subsequent surgical procedure, as well as risk of stent fracture with existing products, as these stents are exposed and not protected by the patient’s anatomy as they are with coronary stents. Cook has conducted multiple human clinical trials for Zilver PTX in the E.U., U.S., Japan, and selected other countries to assess product safety and efficacy. To date, clinical results for Zilver PTX have suggested significant reductions in complications as compared to traditional PAD treatments. Selected highlights of Cook’s reported regulatory milestones and clinical results include:

•                  October 2011 — Cook announced that Zilver PTX had received a unanimous recommendation from the FDA’s Circulatory System Devices Panel of the Medical Devices Advisory Committee, with all 11 of its members voting to recommend approval of Zilver PTX for sale in the U.S. on the basis of its safety, efficacy and acceptable risk profile. Cook in June 2010 had submitted its Pre-Market Approval (“PMA”) application to the FDA for Zilver PTX.

•                  September, 2010 — Cook announced that a summary of the final clinical trial results for the randomized study of Zilver PTX was presented at the annual TCT symposium in Washington D.C. The study met its 12-month primary endpoint showing non-inferior event-free survival (“EFS”) and superior patency for the Zilver PTX as compared to balloon angioplasty.

•                  May 2010 — Cook presented one-year data at Euro PCR that confirmed sustained clinical outcomes with Zilver PTX. According to data presented, 86.2% of all patient subgroups treated with Zilver PTX demonstrated vessel patency at 12 months without the requirement for an additional intervention. The trial is based on a group of 787 patients, including symptomatic patients, diabetics, and those with the most complex lesions, including long lesions, total occlusions and in-stent restenosis.

•                  April 2010 — Cook announced it had enrolled its first patient in its landmark Formula™ PTX® clinical trial. The trial is the first of its kind to evaluate the safety and effectiveness of a paclitaxel-eluting stent to treat renal artery disease, the narrowing of the arteries that supply blood to the kidneys.

•                  April 2009 — Cook reported data that showed that 82 percent of patients who were treated with Cook’s Zilver PTX stent were free from re-intervention at two-year follow up. The Zilver PTX Registry study, involving 792 patients globally, is assessing the safety and efficacy of the Zilver PTX in treating peripheral artery disease. Data was compiled at 12 and 24 months for 593 patients and 177 patients, respectively. The corresponding EFS rates were 87 percent and 78 percent, respectively, and freedom from target lesion revascularization was 89 percent and 82 percent, respectively. Detailed evaluation of stent x-rays demonstrated excellent stent integrity through 12 months, confirming previously published results showing 99 percent completely intact stents (less than 1 percent stent fracture rates observed) with a mean follow up of 2.4 years in the challenging superior femoral artery and popliteal arteries, including behind the knee locations.

Manufacturing and Product Distribution

We have significant precision medical device manufacturing capabilities, with seven facilities that are primarily dedicated to medical device manufacturing located in the United States, Europe and Puerto Rico. Each of our manufacturing facilities has specific, and in some cases proprietary, expertise in certain types of medical device manufacturing as well as experience in complying with the significant regulations, quality and operating requirements that are critical aspects of medical products manufacturing. Our medical device manufacturing capabilities include polymer handling and extrusion, metals, plastics and textile fabrication and packaging and assembly. Our suture manufacturing capabilities include the ability to make and handle various approved polymer materials in multiple lengths, diameters and configurations. Our metal manufacturing capabilities include bending, grinding, flattening, drilling, polishing, chemical etching, plasma welding, thermal curing and wire winding. Our plastics manufacturing capabilities include injection molding, plastic extrusion, insert molding and wire coating. Our textile manufacturing capabilities include braiding and embroidery of selected suture materials, including silk. Our assembly and packaging capabilities include small lot assembly, suture attachment and kit assembly. We also maintain manufacturing capabilities for certain medical device coating technologies, primarily relating to coatings designed to facilitate medical device lubricity upon implant or insertion.

We use a diverse and broad range of raw materials in the design, development and manufacture of our products. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, plastics and metal. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we may purchase certain supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. Angiotech works closely with its suppliers to mitigate risk and assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process.

We maintain raw material, work in process and finished goods in each of our facilities. We distribute products directly from our various manufacturing facilities, many of which include space for safely storing and maintaining medical products and related components. We also maintain an independent product distribution partner in the E.U. for certain of our product lines.

We maintain resources to develop procedures and process controls for our products and product candidates to ensure successful technology transfer for commercial scale manufacturing. We expect that process development performed during the pre-clinical post-approval stages of manufacturing will result in products with the desired performance consistency, product tolerances and stability. These activities include scaling up production methods, developing quality control systems, optimizing batch-to-batch reproducibility, testing sterilization methods and establishing reliable sources of raw materials for synthesizing proprietary products.

Quality Assurance

We are committed to providing quality products to our customers. To meet this commitment, we have implemented modern quality systems and concepts throughout the organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification processes, and the manufacturing, sales and servicing of the product. The quality system is intended to incorporate quality into products and utilizes continuous improvement concepts throughout the product lifecycle. Our operations are certified under applicable international quality systems standards, such as International Organization for Standardization (“ISO”) 9000 and ISO 13485. These standards require, among other items, quality system controls that are applied to product design component material, suppliers and manufacturing operations. These ISO certifications can be obtained only after a complete audit of a company’s quality system has been conducted by an independent outside auditor. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

Sales and Marketing

We market and sell our various medical device products through a group of specialized sales organizations that consist of direct sales and marketing personnel, which in some cases are supplemented by independent sales representatives and independent medical products distributors, depending on the product category, customer base or geographic location. We currently employ approximately 55 direct sales and marketing personnel in our Interventional Oncology group, approximately 53 direct sales and marketing personnel in our Wound Closure group, and approximately 30 additional direct sales personnel serving customers in our other product areas and selected geographies outside of the U.S. The majority of our direct sales teams are based in the U.S.

Our Interventional Oncology and Wound Closure direct sales teams primarily target hospital-based physician customers, alternate site health care providers such as ambulatory surgery centers and urgent care centers. The primary goal of our direct sales teams is to sustain sales volumes or, in certain cases where we have products with a significant technical or other competitive advantage or a new product offering, increase market share of our products.

Our independent sales representatives and independent distributors target hospital customers, alternate site health care providers, such as ambulatory surgery centers and urgent care centers and physician and dental offices. These sales representatives and distributors, under the guidance of our senior sales and marketing management, may also target other third party medical products manufacturers or distributors as potential customers for finished private label medical device products in our Wound Closure and Ophthalmology product areas.

Our Medical Device Component product area is supported by a small direct sales team, and targets high level managers and supply chain experts within other third party medical device manufacturers.

We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2011. Sales personnel work closely with the main decision makers who purchase our products, which primarily include physicians, but may also include: material managers; nurses; hospital administrators; purchasing managers; and ministries of health. Also, for certain of our products and where appropriate, our sales personnel actively pursues approval of Angiotech as a qualified supplier for hospital group purchasing organizations (“GPOs”) that negotiate contracts with suppliers of medical products.

In 2011, 61% of our reported product sales were derived from sales to customers in the U.S., and 39% of our reported product sales were derived internationally.

Product Development

We maintain new product development capabilities and personnel, with a primary focus on medical device, mechanical and manufacturing engineering. The focus of our product development efforts are primarily on developing improvements to our existing products or manufacturing processes, or on new product opportunities that focus on markets similar to our current target markets, and that may compliment certain of our existing product offerings.

The majority of our product development personnel are located at two of our manufacturing facilities, with additional engineering support personnel located in each of our material manufacturing operations. We also employ personnel with expertise in regulatory affairs and quality control that are responsible for regulatory and quality control activities with respect to certain of our existing and new product candidates.

We, or our partners, are evaluating selected new product candidates and product line extensions, including certain product candidates that may be undergoing human clinical testing or other testing conducted either by us or our partners. We also may maintain certain pre-clinical or research stage programs and conduct various product and process improvement initiatives related to our currently marketed products and our manufacturing facilities.

Government Regulation and other Matters

The research and development, manufacturing, labeling, advertising, sale, marketing and third-party reimbursement of our medical device products and those of our suppliers, customers and partners are subject to extensive regulation by the FDA, the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”), and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

Medical product regulations often require registration of manufacturing facilities, carefully controlled research and testing of products, government review and approval or clearance of results prior to marketing of products, adherence to current Good Manufacturing Practices (“cGMPs”) during the production and processing of products, and compliance with comprehensive post-marketing requirements, including restrictions on advertising and promotion and requirements for reporting adverse events to the FDA in the U.S. and other regulatory authorities abroad. In the U.S., these activities are subject to rigorous regulation by the FDA. Similar regulations apply in the E.U. and other markets.

Our success is ultimately dependent upon our and our suppliers’, customers or partners obtaining marketing approval or clearance for our or their products or potential product candidates currently under development, and will depend on our and our suppliers’, customers’ and partners’ ability to comply with FDA and other market regulations governing the manufacturing, quality control, pre-clinical evaluation, and clinical testing of their products or product candidates. If we or our present or future suppliers, customers or partners are not able to comply with the continuing FDA regulations that accompany FDA approval, the FDA may require us or our suppliers, customers or partners to recall a device or drug from distribution, withdraw the 510(k) or Premarket Approval for the relevant marketed medical device product, halt our clinical trials or withdraw approval for our clinical trials.

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

Our business arrangements and other interactions with healthcare providers and other entities are also governed by numerous federal, state and foreign laws and regulations, including law and regulations:

•                  prohibiting kickbacks, which may prohibit making payments to healthcare providers and other individuals in order to induce the purchase of our products or services;

•                  restricting physician self-referrals, such as the federal “Stark Law,” which generally prohibits physicians from referring Medicare or Medicaid patients to entities with which the physician (or an immediate family member) is affiliated for the provision of certain designated health services;

•                  proscribing the use, disclosure and maintenance of certain patient health information, such as the federal Health Information Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”);

•                  prohibiting submission of false or misleading claims to Medicare or Medicaid and retention of overpayments related to the submission of such claims;

•                  requiring disclosure of payments made to teaching hospitals and physicians and financial interests held by physicians (and their immediate family members), such as the federal “Physician Payment Sunshine Act” and similar state laws; and

•                  providing for prosecution of U.S. companies related to arrangements with foreign government officials and other individuals and entities outside of the U.S.

Failure to comply with these laws and regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions or other measures.

Internationally, the regulation of medical devices is complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the E.U. for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to the E.U.’s legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The E.U. medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers’ quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In the E.U., particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities. In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things:

•                  product standards and specifications;

•                  packaging requirements;

•                  labeling requirements;

•                  quality system requirements;

•                  import restrictions;

•                  tariffs;

•                  duties; and

•      tax requirements.

Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed and considered eligible for reimbursement.

In the U.S., health care providers generally rely on third-party payers, including both private health insurance plans and governmental payers, such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a medical device and the procedures in medical devices that are used. Foreign governments also impose significant regulations in connection with their health care reimbursement programs and the delivery of health care items and services.

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

In the U.S., there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the health care system in ways that could significantly affect our business. For example, the 2010 health reform law was intended to increase the number of individuals covered by health insurance, impose reimbursement provisions intended to restrict the growth in Medicare and Medicaid spending and encourage development of health care delivery programs and models intended to tie payments to quality and care delivery innovations.  Although some provisions of the health reform legislation have been implemented, many of the legislative changes contained within the health reform legislation will not be effective or implemented until 2013, or later.  In addition, the Supreme Court will likely rule on the constitutionality of portions of the health reform law later this year, which could result in repeal of all or portions of the law.  Therefore, the impact of health reform on our business is currently uncertain.  Apart from the 2010 health reform law, efforts by governmental and third-party payers to reduce healthcare costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which could seriously harm our business. We cannot predict the impact on our business of any legislation or regulations related to the healthcare system that may be enacted or adopted in the future.

Patents, Proprietary Rights and Licenses

Patents and other proprietary rights are essential to our business. We may file patent applications to protect technology, inventions and improvements to inventions that are considered important to our business. We may also rely upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Furthermore, we may also endeavor to extend, or capture value from, our intellectual property portfolio by licensing patents and patent applications from others or to others, and initiating research collaborations with outside sources.

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

Competition

We expect to face competition from companies marketing, selling and developing medical device or other medical technologies that target the same diseases, clinical indications, customers or markets that our technologies target, as well as competition from other manufacturers of medical device components who sell to similar third party medical device manufacturers, including to some of our current customers. Some of these companies have substantially greater product development, sales and marketing, manufacturing capabilities and experience, proprietary technology or more substantive financial resources than we do. Specifically, we compete with a number of large companies across various of our medical device product lines. These competitors have substantially greater business and financial resources than we do. These competitors include, but are not limited to, the Ethicon division of Johnson & Johnson and Covidien, Inc. in surgical sutures and wound closure devices; C.R. Bard Inc., the Allegiance division of Cardinal Health, Inc. and the Sherwood, Davis & Geck division of Covidien, Inc. in biopsy needle devices; Alcon, Inc., Allergan, Inc. and the Allegiance division of Cardinal Health, Inc. in ophthalmology products; and Accelent Inc., Teleflex Incorporated and Symmetry Medical Inc. in the manufacture of medical devices and device components for other third party medical device manufacturers.

The medical device, biotechnology and pharmaceutical industries are subject to rapid and substantial business, operational and technological change. There can be no assurance that developments by others will not render obsolete our products or technologies, that we will be able to keep pace with technological developments or that we will be able to manufacture and market our products at a cost that will be attractive to our customers.

Some competitive products have an entirely different approach or means to accomplish the desired therapeutic or diagnostic effect as compared to our product candidates. These competitive products, including any enhancements or modifications made to such products in the future, could be more effective and/or less costly than our products, technologies or our product candidates.

There are a number of companies that are marketing or developing competing drug-eluting coronary stents or other treatments for restenosis that may be considered to be directly competitive with our technology. Certain of our competitors have developed and commercialized coronary drug-eluting stents that compete with BSC’s TAXUS stents and which have been approved for use in the U.S., E.U. and certain other countries. The launch of these competing products has had a significant impact on BSC’s sales of

TAXUS, and has resulted in a decline in our royalty revenue received from BSC. The continued successful commercialization of any of these or other technologies to treat restenosis following angioplasty or stent placement could have a material adverse impact on our business.

Employees

As of December 31, 2011, on a worldwide basis, we had approximately 1,290 employees, including 917 in manufacturing, 23 in research and development, 105 in quality assurance, 164 in sales and marketing and 81 in administration. In addition, we have contractual arrangements with scientists at various research and academic institutions. All such employees and contractors execute confidentiality agreements with us. While we will continue to seek to hire highly qualified employees, we believe that we have employed a sufficient number of qualified personnel.

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

International Operations

Our medical devices are manufactured and sold worldwide. Approximately 39% of our medical device revenues are generated outside of the U.S. and geographic expansion remains a core component of our strategy. We currently sell our products in the following international territories: Europe, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the U.S. For more information regarding these risks, see the risk factors under the captions “We are subject to risks associated with doing business globally” and “We may incur losses associated with foreign currency fluctuations” in Item 1A of this Annual Report on Form 10-K, all of which information is incorporated herein by reference.

For financial information about foreign and domestic operations and geographic information, see note 23 of the audited consolidated financial statements included in this Annual Report on Form 10-K. In addition, for more information regarding foreign currency exchange risk, refer to the discussion under “Foreign Currency Risk” under Item 7A of this Annual Report on Form 10-K.

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

The continued and successful commercialization of our medical device products and technology is crucial for our success. Successful product commercialization and product development in the medical device industry is highly uncertain, and very few product commercialization initiatives or research and development projects produce a significant or successful commercial product. Our products and product candidates are in various stages of commercial and clinical development and face a variety of risks and uncertainties. Principally, these risks and uncertainties include the following:

•                  Commercialization risk. Even if our, or our customers’ or partners’, products or product candidates are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will generate or sustain any significant revenues. Our ability to achieve sustainable market acceptance for any of our medical device products or product components will depend on a number of factors, including but not limited to: (i) whether competitors develop technologies which are superior to, or less costly than, our products or product candidates; (ii) whether our products or product candidates lead to or directly cause unwanted side effects; (iii) whether government and private third-party payers provide adequate coverage and reimbursement for our products or product candidates; (iv) whether our sales and marketing efforts are effective and of reasonable cost, or are able to reach our target markets and customer base.

•                  Manufacturing and scale-up risk. We, our suppliers or our partners may face significant or unforeseen difficulties in manufacturing our products or product components, including but not limited to (i) technical issues relating to producing products on a commercial scale at reasonable cost, and in a reasonable time frame, (ii) difficulty meeting demand or timing requirements for component orders due to excessive costs or lack of capacity for part or all of an operation or process; (iii) lack of skilled labor or unexpected increases in labor costs needed to produce a certain product or perform a certain operation; (iv) changes in government regulations, quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; (v) increases in raw material or component supply cost or an inability to obtain supplies of certain critical supplies needed to complete our manufacturing processes. These difficulties may only become apparent when scaling up the manufacturing of a product or product candidate to more substantive commercial scale.

•                  Clinical risk. Future clinical trial or study results, whether conducted by or in collaboration with us or by independent third parties, may show or suggest that some or all of our technology, or the technology of our partners that incorporates our technology, is not safe or effective or is not as safe or effective as similar technologies produced by our competitors.

•                  Liquidity and working capital risk. We may not have the working capital and financial resources necessary to effectively market or distribute our products to customers or potential customers, or to finance the launch of any potential new products. Our available working capital to market and distribute our products and product candidates is in part dependent on our ability to sustain our cash flow from operations, if any, to obtain outside financing, to effectively manage our working capital and to repay or refinance our existing debt obligations.

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

The manufacture of many of our products is highly complex and subject to strict regulatory and quality controls. If we or one of our suppliers encounters manufacturing or quality problems, our business could suffer.

The manufacture of many of our products is highly complex and subject to strict regulatory and quality controls. In addition, quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to follow protocols and procedures, raw material problems or human error. If these problems arise or if we otherwise fail to meet our internal quality standards or those of the FDA or other applicable regulatory body, which include detailed record-keeping requirements, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals could be delayed and our business could otherwise be adversely affected.

Any adverse events associated with our products must be reported to regulatory authorities. If deficiencies in our or our collaborators’ manufacturing and laboratory facilities are discovered, or we or our collaborators fail to comply with applicable post-market regulatory requirements, a regulatory agency may close the facility or suspend manufacturing.

The significant majority of our products are manufactured, assembled and packaged in facilities that are owned by us. In the event one or more of our facilities is affected by a natural disaster or is unable to operate for any reason, our ability to supply products to our customers may be materially impacted. While we maintain manufacturing disaster and business interruption plans designed to mitigate or eliminate manufacturing interruptions or the financial impact of such, there can be no assurance that such plans or actions taken will be adequate, or that any sales lost during any manufacturing interruption will be recovered.

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

We have incurred a loss from operations in a majority of the years in which we have been operating. Our ability to become profitable and maintain profitability will depend on, among other things, our ability to maintain and improve sales of our existing product lines; our ability to successfully market and sell certain new products and technologies; the amount of royalty revenue we receive from our corporate partners; our ability to develop and successfully launch new products and technologies; our ability to improve our profit margins through lower manufacturing costs and efficiencies or improved product sales mix; and our ability to effectively control our various operating costs.

Our working capital and funding needs may vary significantly depending upon a number of factors including, but not limited to, our levels of sales and gross profit; costs associated with our manufacturing operations, including capital expenditures, labor and raw materials costs, and our ability to realize manufacturing efficiencies from our various operations; fluctuations in certain working capital items, including inventory and accounts receivable, that may be necessary to support the growth of our business or new product introductions; the level of royalty revenue we receive from corporate partners; progress of our product development programs and costs associated with completing clinical studies and the regulatory process; collaborative and license arrangements with third parties; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; expenses associated with litigation; opportunities to in-license complementary technologies or potential acquisitions; potential milestone or other payments we may make to licensors or corporate partners; and technological and market developments that impact our royalty revenue, sales levels or competitive position in the marketplace.

The significant decline in royalty payments we receive from BSC, the large amount of our outstanding indebtedness and the related cash interest payments due on such indebtedness, as well as the working capital, capital and other operating expenditures required to operate our Medical Device Products segment, among other factors, have adversely affected our operating cash flows, liquidity and profitability. In order to continue to finance our operations, it may be necessary for us to explore new or alternative sources of financing, which may further impact our operating cash flows, liquidity and profitability. Such financing may not be available when needed, or available on attractive or acceptable terms, due to credit market conditions and other factors.

We continue to explore options to improve our capital structure and address our current and future capital needs. If we are not able to adequately address our capital needs or refinance our Senior Floating Rate Notes, there can be no assurances that we will have adequate liquidity and capital resources to satisfy our financial obligations, meet the funding requirements necessary to execute our operating plan or achieve profitability.

If our products are alleged to be harmful, we may not be able to sell them, we may be subject to product liability claims not covered by insurance and our reputation could be damaged.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of medical devices. Using our medical device product candidates in clinical trials may expose us to product liability claims. These risks will expand with respect to medical devices that receive regulatory approval for commercial sale. In addition, some of the products we manufacture and sell are designed to be implanted in the human body for varying periods of time. Even if a medical device were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim that effects other than those intended may have resulted from our products. Component failures, manufacturing flaws, quality system failures, design defects, inadequate disclosure of product-related risks or product-related information or other safety issues with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. In addition, although many of our products are subject to review and approval by the FDA or other regulatory agencies, under the current state of the law, any approval of our products by such agencies will not prohibit product liability lawsuits from being brought against us in the event that our products are alleged to be defective, even if such products have been used for their approved indications and appropriate labels have been included.

In the event that anyone alleges that any of our products are harmful, we may experience reduced demand for our products or our products may be recalled from the market. In addition, we may be forced to defend individual or class action lawsuits and, if unsuccessful, to pay a substantial amount in damages. A recall of some of our products could result in exposure to additional product liability claims, lost sales and significant expense to perform the recall. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these types of lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant.

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

We do not have control over the sales and marketing efforts, pricing, production volumes, distribution or regulatory environment related to BSC’s paclitaxel-eluting coronary stent program. Our involvement is limited to the terms of our 1997 License Agreement (as amended) with BSC and Cook (the “1977 License Agreement”), which provides for the receipt of royalty revenue based on the net sales of TAXUS.

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

In addition, if BSC is impaired in its ability to market and distribute TAXUS, whether for these reasons or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously unknown problems with the manufacturing operations for TAXUS (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues could be further reduced. BSC’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of additional TAXUS product lines and could have a significant impact on our royalty revenue from sales of TAXUS.

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

The amounts payable by BSC to us vary depending on various factors, including the volume of sales in each quarterly period and patent protection laws in the country of sale. There is no guarantee that royalty payments under our 1997 License Agreement will continue, and demand for BSC’s paclitaxel-eluting coronary stent products could continue to decline as a result of the factors stated above, as well as technological change, changes in reimbursement rates or other factors. Also, the royalty rate payable by BSC could decline if and when patent protection expires, or no longer exists (as defined by our 1997 License Agreement) in certain jurisdictions.

Our royalty revenue derived from the sale of paclitaxel-eluting coronary stents depends on BSC’s ability to continue to sell its various TAXUS paclitaxel-eluting stent products and to launch next generation paclitaxel-eluting stents in the United States and in other countries. Historically, stent manufacture and sale have been subject to a substantial amount of patent litigation, and BSC and others may become involved in material legal proceedings related to paclitaxel-eluting stents that could impact BSC’s ability to sell TAXUS, thereby negatively impacting our royalty revenue derived from the sale of paclitaxel-eluting coronary stents.

We face and will continue to face significant competition.

Competition from medical device companies, pharmaceutical companies, biotechnology companies and academic and research institutions is significant. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than our company. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states that are currently treated or are intended to be treated using our products. Other companies may:

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

While we intend to maintain or expand our technological capabilities in order to remain competitive, there is a risk that:

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

Third-party payers are increasingly challenging the price of medical products and services and instituting cost-containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage of or payment for our products, could have a material adverse effect on our ability to operate profitably. In some countries in the E.U. and in the U.S., significant uncertainty exists as to the reimbursement status of newly approved health care products, and we do not know whether adequate third-party coverage and reimbursement will be available for us to realize an appropriate return on our investment in product development, which could seriously harm our business. In the U.S., while reimbursement amounts previously approved appear to have provided a reasonable rate of return, there can be no assurance that our products will continue to be reimbursed at current rates or that third-party payers will continue to consider our products cost-effective and provide coverage and reimbursement for our products, in whole or in part.

We cannot be certain that our products will gain commercial acceptance among physicians, patients and third-party payers, even if necessary international and U.S. marketing approvals are maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our products, and we do not know whether these recommendations or endorsements will be obtained. We also believe that surgeons will not use these products unless they determine, based on clinical data and other factors, that the clinical benefits to patients and cost savings achieved through use of these products outweigh their cost. Acceptance among physicians may also depend upon the ability to train surgeons and other potential users of our products and the willingness of such users to learn these relatively new techniques.

If certain single-source suppliers fail to deliver key product components in a timely manner, our manufacturing would be impaired and our product sales could suffer.

We depend on certain single-source suppliers that supply components used in the manufacture of certain of our products. If we need alternative sources for key component parts or materials for any reason, these component parts or materials may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of certain components or products may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our business is subject to economic, political and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations.

Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with U.S. government oversight and enforcement of the Foreign Corrupt Practices Act as well as with the United Kingdom’s Bribery Act and anti-corruption laws in other jurisdictions. We anticipate that sales from international operations will continue to represent a significant portion of our total sales. Accordingly, our future results could be harmed by a variety of factors, including:

•                  changes in local medical reimbursement policies and programs;

•                  changes in foreign regulatory requirements;

•                  changes in a specific country’s or region’s political or economic conditions, such as the current financial uncertainties in Europe and changing circumstances in emerging regions;

•                  trade protection measures, quotas, embargoes, import or export licensing requirements and duties, tariffs or surcharges;

•                  potentially negative impact of tax laws, including tax costs associated with the repatriation of cash;

•                  difficulty in staffing and managing global operations;

•                  cultural, exchange rate or other local factors affecting financial terms with customers;

•                  local economic and financial conditions affecting the collectability of receivables, including receivables from sovereign entities;

•                  economic and political instability and local economic and political conditions;

•                  differing labor regulations; and

•                  differing protection of intellectual property.

Substantially all of our sales outside of the U.S. are denominated in local currencies. Measured in local currency, a substantial portion of our international sales was generated in the E.U. The U.S. dollar value of our international sales varies with currency exchange rate fluctuations. Decreases in the value of the U.S. dollar to the Euro have the effect of increasing our reported revenues even when the volume of international sales has remained constant. Increases in the value of the U.S. dollar relative to the Euro, as well as other currencies, have the opposite effect and, if significant, could have a material adverse effect on our reported revenues and results of operations.

The United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar laws in other jurisdictions contain prohibitions against bribery and other illegal payments or for the failure to have procedures in place that prevent such payments. Recent years have seen an increasing number of investigations and other enforcement activities under these laws. Although we have compliance programs in place with respect to these laws, no assurance can be given that a violation will not be found, and if found, the resulting penalties could adversely affect us and our business.

Future legislation or regulatory changes to, or consolidation in, the health care system may affect our ability to sell our products profitably

There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the health care system, and some could involve changes that could significantly affect our business. For example, the 2010 health reform law was intended to increase the number of individuals covered by health insurance, impose reimbursement provisions intended to restrict the growth in Medicare and Medicaid spending and encourage development of health care delivery programs and models intended to tie payments to quality and care delivery innovations.  Included in the health reform law was a 2.3% excise tax on United States sales of a wide range of medical devices.  The excise tax will become effective in 2013 and the Internal Revenue Service (“IRS”) issued proposed rules regarding implementation of the excise tax in February 2012.  We expect the excise tax to increase our operating expenses.

Although some provisions of the health reform legislation have been implemented, many of the legislative changes contained within the health reform legislation will not be effective or implemented until future years.  In addition, the Supreme Court will hear arguments related to the constitutionality of portions of the health reform law later this year and the outcome of the case could result in repeal of all or portions of the law.  Therefore, the impact of health reform on our business is currently uncertain.  Apart from the 2010 health reform law, efforts by governmental and third-party payers to reduce healthcare costs or the announcement of legislative proposals or reforms to implement government controls could cause a reduction in sales or in the selling price of our products, which could seriously harm our business.

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

We may depend on certain strategic partners for the development, regulatory approval, testing, manufacturing and potential commercialization of our products.

We have entered into various arrangements with corporate and academic partners, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates. For instance, we have partnered with BSC and Cook to develop and market paclitaxel-eluting coronary and peripheral stents. Strategic partners, both existing (particularly BSC) and those that we may collaborate with in the future, are or may be essential to the development of our technology and potential revenue and we have little control over or access to information regarding our partners’ activities with respect to our products.

Our strategic partners may fail to successfully develop or commercialize our technology to which they have rights for a number of reasons, including:

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

A number of medical device, pharmaceutical and biotechnology companies as well as research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with or adversely affect our technologies or intellectual property rights, including those that we license from others. We are aware of other parties holding intellectual property rights that may represent prior art or other potentially conflicting intellectual property. Any conflicts with the intellectual property of others could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our current or future patent applications altogether.

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

We must receive regulatory approval for each of our product candidates before they can be sold commercially in Canada, the U. S. or internationally, which can take significant time and be very costly.

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

We focus our product development activities on areas in which we have particular strengths. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in pre-clinical and early-stage clinical trials may not necessarily translate into success in large-scale clinical trials. Further, clinical trials are expensive and may require increased investment for which we do not have adequate funding or for which we are not able to access adequate funding.

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

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including the U.S. Anti-Kickback Statute, physician self-referral laws (the “Stark Law”), the U.S. False Claims Act, HIPAA (as amended by HITECH), the U.S. False Statements Statute, the Physician Payment Sunshine Act, and state law equivalents to these U.S. federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal and state health care programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business. In addition, we are subject to the U.S. Foreign Corrupt

Practices Act. Any action against us for violation by us or our agents or distributors of this act could have a significant impact on our business.

Acquisition of companies or technologies may result in disruptions to our business.

As part of our business strategy, we may acquire additional assets, products or businesses principally relating to or complementary to our current operations. Any acquisitions or mergers by us will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management.

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

If we fail to hire and retain key management and technical personnel, we may be unable to successfully implement our business plan.

We are highly dependent on our senior management and technical personnel. The competition for qualified personnel in the health care field is intense, and we rely heavily on our ability to attract and retain qualified managerial and technical personnel. Our ability to manage growth effectively will require continued implementation and improvement of our management systems and the ability to recruit and train new employees. We may not be able to successfully attract and retain skilled and experienced personnel, which could harm our ability to develop our product candidates and generate revenues.

Risks Relating to Our Indebtedness, Organization and Financial Position

We may not be able to service our debt or obtain future financing.

We may incur additional debt from time to time to finance our operations, for capital expenditures or for other purposes. The debt that we carry may have important consequences to us, including the following:

•                           our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms;

•                           we are be required to use a portion of our operating cash flow to pay the interest or principal on our debt. These payments reduce the funds that would otherwise be available for our operations and future business opportunities;

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

If we cannot service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We can give no assurance that we can do any of these things on satisfactory terms or at all.

Our obligation to pay cash interest on our notes has had, and may continue to have, an adverse effect on our liquidity.

We are obligated to make periodic cash interest payments on our outstanding indebtedness. As a result of these required cash interest payments, combined with the significant decline in royalty payments we receive from BSC, we have had significant liquidity issues, which led to our need to restructure a significant portion of our indebtedness through the Recapitalization Transaction as concluded in May 2011. For more information on the Recapitalization Transaction, refer to the “Recapitalization Transaction and Emergence from Creditor Protection Proceedings” section of Management’s, Discussion and Analysis and notes 1, 3 and 4 of the audited consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K. If our cash flows are worse than expected, we may be unable to access additional sources of liquidity to fund our cash needs, which could further adversely affect our financial condition or results of operations and our ability to make payments on our debt.

We may not be able to obtain financing or execute other strategic alternatives to meet requirements upon maturity of our existing debt.

We continue to have a material amount of outstanding indebtedness, the significant majority of which will become fully due and payable on or before December 1, 2013. As a result, we will need to seek new financing, or other strategic alternatives such as a disposition of part or all of our business, that would allow us to meet our obligations to repay or refinance our outstanding indebtedness. There can be no assurance that we will be able to achieve any transaction or obtain new financing to meet our obligations on favorable terms, if at all. If we are unable to raise new or additional financing or conclude other strategic activities, and as a result we are not able to meet our financial obligations, we may be forced to pursue alternatives to restructure our outstanding indebtedness, including but not limited to extending the maturity on our existing indebtedness, restructuring other terms of our existing indebtedness or seeking protection from our creditors through formal bankruptcy proceedings. If such actions become necessary, they may be costly, and would likely adversely impact our business, operations, liquidity and capital resources, and may also severely limit or eliminate any amounts that may be ultimately received by our outstanding creditors in service of our obligations thereto, or that may be received by shareholders.

We have effected reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.

Beginning in late 2008 and continuing into 2011, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. Any further reductions may have a materially negative impact on our business.

Restrictive covenants in our existing and future credit agreements may adversely affect us.

We must comply with operating and financing restrictions in our revolving credit facility; which was entered into on May 12, 2011 and provides us with up to $28 million of aggregate principal borrowings (as amended, the “Revolving Credit Facility”); and the indentures governing our other outstanding indebtedness.  The Revolving Credit Facility is subject to a borrowing base, certain reserves and other conditions (for more information, refer to notes 16(c) and 16(f) of the audited consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K).  These restrictions affect, and in many respects limit or prohibit, our ability to:

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

Our Revolving Credit Facility requires us to make mandatory payments upon the occurrence of certain events, including the sale of assets, in each case subject to certain limitations and conditions. Our Revolving Credit Facility also contains financial covenants, including maintaining certain levels of EBITDA and interest coverage ratios. These restrictions could limit our ability to plan for or react to market conditions or to meet extraordinary capital needs or otherwise could restrict our activities. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Global credit and financial market conditions may exacerbate certain risks affecting our business.

Significantly challenging global credit and financial market conditions may make obtaining additional financing for our business difficult or impossible, or may make it more difficult to pursue a refinancing, restructuring or other transaction with respect to our existing indebtedness.

In addition, the tightening of global credit may lead to a disruption in the performance of our third-party contractors, suppliers or partners. We rely on third parties for several important aspects of our business, including but not limited to royalty revenue, portions of our product manufacturing and raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

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

The respective terms of the indenture governing our outstanding indebtedness under certain conditions expressly permit, or are anticipated to permit, as applicable, the incurrence of additional amounts of debt for specified purposes. Moreover the terms governing our outstanding indebtedness do not impose any limitation on our incurrence of liabilities that are not defined as “Indebtedness” under such indentures or facility (such as trade payables).

We are subject to risks associated with doing business globally.

As a medical device company with significant operations in the U.S., E.U., Canada and other countries, we are subject to political, economic, operational, legal, regulatory and other risks that are inherent in conducting business globally. These risks include foreign exchange fluctuations, exchange controls, capital controls, new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations, political instability, macroeconomic changes, including recessions and inflationary or deflationary pressures, increases in prevailing interest rates by central banks or financial services companies, economic uncertainty, which may reduce the demand for our products or reduce the prices that our customers are willing to pay for our products, import or export restrictions, tariff increases, price controls, nationalization and expropriation, changes in taxation, diminished or insufficient protection of intellectual property, lack of access to impartial court systems, violations of law, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, disruption or destruction of operations or changes to the Company’s business position, regardless of cause, including war, terrorism, riot, civil insurrection, social unrest, strikes and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. The impact of any of these developments, either individually or cumulatively, could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses associated with foreign currency fluctuations.

We report our operating results and financial position in U.S. dollars in order to more accurately represent the currency of the economic environment in which we operate.

Our operations are in some instances conducted in currencies other than the U.S. dollar, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange losses. In addition to the U.S. dollar, we currently conduct operations in Canadian dollars, Euros, Swiss francs, Danish kroner, Swedish kroner, Norwegian kroner and U.K. pounds sterling. Exchange rate fluctuations may reduce our future operating results and comprehensive income. For a description of the effects of exchange rate fluctuations on our results, see “Quantitative and Qualitative Disclosures about Market Risk” under Item 7.A of this Annual Report on Form 10-K.

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

U. S. investors may not be able to obtain enforcement of civil liabilities against us.

We were formed under the laws of British Columbia, Canada. A substantial portion of our assets are located outside the U.S. As a result, it may be impossible for U.S. investors to affect service of process within the U.S. upon us or these persons or to enforce against us or these persons any judgments in civil and commercial matters, including judgments under U.S. federal or state securities laws. In addition, judgments of U.S. courts will not necessarily be recognized by courts in non-U.S. jurisdictions. Accordingly, even if a favorable judgment is obtained in a U.S. court, a party may be required to re-litigate a claim in other jurisdictions. In addition, in certain jurisdictions in which certain of our subsidiaries are organized, it is questionable whether a court would accept jurisdiction and impose civil liability if proceedings were commenced in an original action predicated only upon U.S. federal securities laws.

Item  1B.                UNRESOLVED STAFF COMMENTS

None.

Item 2.                            PROPERTIES

As at December 31, 2011, we have 15 facilities located in six different countries, which include Canada, the United States, Puerto Rico, the United Kingdom, Denmark and Switzerland. Of the 15 facilities, seven are primarily used to manufacture and distribute medical devices or materials for medical device products. Our other eight facilities are primarily used for sales and marketing and administrative activities. Collectively, these facilities comprise approximately 428,000 square feet of modern technical manufacturing, research and administrative operations. The following chart summarizes the facilities where our domestic and international operations occur:

Location	Primary Purpose	Segment	Owned or Leased
St. Gregoire, France	Administration	Medical Device Technologies	Leased
Lausanne, Switzerland	Administration	Medical Device Technologies	Leased
Stockholm, Sweden	Administration	Medical Device Technologies	Leased
Taunton, United Kingdom	Manufacturing	Medical Device Technologies	Owned
Stenlose, Denmark (3 facilities)	Manufacturing	Medical Device Technologies	2 Leased, 1 Owned
Wheeling, IL	Manufacturing	Medical Device Technologies	Owned
Gainesville, FL	Manufacturing	Medical Device Technologies	Owned
Henrietta, NY	Manufacturing	Medical Device Technologies	Leased
Seattle, WA	Administration	Medical Device Technologies	Leased
Reading, PA	Manufacturing	Medical Device Technologies	Owned
Aguadilla, Puerto Rico	Manufacturing	Medical Device Technologies	Leased
Sao Paulo, Brazil	Administration	Medical Device Technologies	Leased
Vancouver, B.C.	Administration	Licensed Technologies	Leased

Item  3.                         LEGAL PROCEEDINGS

Recapitalization Transaction and Emergence from Creditor Protection Proceedings

On January 28, 2011, the Angiotech Entities, as part of the Recapitalization Transaction, filed for protection under the CCAA. The CCAA Plan imposed a stay of proceedings against the Angiotech Entities preventing any party from commencing or continuing any action, suit or proceeding against the Angiotech Entities or from exercising other enforcement rights that could arise as a result of the commencement of proceedings under the CCAA. The stay of proceedings generally precluded parties from taking any action against the Angiotech Entities for breach of contractual or other obligations. In order to have the CCAA Proceedings recognized in the U. S., on January 30, 2011, the Angiotech Entities commenced the Chapter 15 Cases. The purpose of the Chapter 15 Cases was to obtain recognition and enforcement in the U. S. of certain relief granted in the CCAA Proceedings, and to obtain the assistance of the U.S. court in effectuating the Recapitalization Transaction. On February 22, 2011, the U.S. court granted an order that among other things, recognized the CCAA Proceedings as a foreign main proceeding.

On May 12, 2011, the Recapitalization Transaction was implemented, which effectively eliminated our $250 million aggregate principal amount of our outstanding Subordinated Notes and related accrued interest obligations in exchange for 96% or 12,500,000 of the new common shares which were issued as part of the reorganization. In addition, through the Creditor Protection Proceedings, we also eliminated $4.1 million of certain of our other liabilities. On May 12, 2011, the Monitor filed the Monitor’s Certificate with the Canadian Court, confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. As a result, the Angiotech Entities were discharged and emerged from Creditor Protection Proceedings. For more information on the CCAA Proceedings and Recapitalization Transaction, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with notes 1, 3, and 4 in the audited consolidated financial statements in this Annual Report on Form 10-K.

Quill Medical, Inc. (“QMI”)

On October 4, 2010, the Company was notified that QSR Holdings, Inc. (“QSR”), as a representative for former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. (“Angiotech US”) as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. On October 1, 2010, QSR also commenced an action in the United States District Court for the Middle District of North Carolina against the Respondents, entitled QSR Holdings, Inc. v. Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc. and Quill Medical, Inc. (the “Federal Litigation”). The Complaint in the Federal Litigation alleged, among other items, that the Respondents: (a) breached certain contractual obligations under the Merger Agreement; (b) made certain misrepresentations or omissions during the initial negotiation of the Merger Agreement; and (c) tortiously interfered with the Merger Agreement.

On January 27, 2011, Angiotech and QSR entered into a settlement agreement (the “Settlement Agreement”), which resolved, among other things, any and all claims that the parties may have arising out of the Merger Agreement (including, without limitation, all claims, counterclaims or defenses that were or could have been asserted in the Arbitration Demand and the Federal Litigation) in exchange for a payment of $6.0 million (the “Settlement Amount”) by Angiotech US. In accordance with the terms of the Settlement Agreement, the first $2.0 million of the Settlement Amount was paid on May 26, 2011. The remaining $4.0 million is being paid in installments of $166,667 over a 24 month period.  The Settlement Agreement further provides for complete and mutual releases between the parties, as more fully set forth therein. In accordance with its obligations under the Settlement Agreement, on February 24, 2011, QSR irrevocably dismissed the Federal Litigation and the Arbitration Demand with prejudice.

Rex Medical, LP (“Rex”)

In connection with the Company’s decision to discontinue selling the Option IVC Filter due to liquidity constraints, on November 18, 2010, Rex initiated an arbitration (the “Rex Arbitration”) against Angiotech US alleging that it had breached certain terms of the License, Supply, Marketing and Distribution Agreement, dated as of March 13, 2008, by and between Angiotech US and Rex (as amended, the “Option Agreement”). On February 16, 2011, Angiotech US entered into a Settlement and License Termination Agreement with Rex (the “Rex Settlement Agreement”) which provided for the full and final settlement and/or dismissal of all claims arising under the Option Agreement and Rex Arbitration. The Rex Settlement Agreement became effective on March 10, 2011 upon the Canadian Court granting an order authorizing Angiotech US to enter into the Rex Settlement Agreement and approving the terms thereof.

The following actions were effected under the terms of the Rex Settlement Agreement: (i) the Option Agreement terminated on March 31, 2011; (ii) Angiotech US paid $1.5 million to Rex in February 2011 to settle all claims and royalties owed to Rex prior to January 1, 2011 related to Option IVC Filter sales as well as all current or future milestone payments owing; (iii) in February 2011, Angiotech

US also made a royalty payments to Rex based upon actual cash receipts collected from customers attributable to sales of the Option IVC Filter that were recorded and accrued between January 1, 2011 and the effective date; (iv) from the effective date through the Termination Date, Angiotech US made ongoing royalty payments to Rex on a weekly basis based upon actual cash receipts collected; and (v) Angiotech US delivered certain materials relating to the marketing and sale of the Option IVC Filter.

Patent Opposition

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

In addition to the foregoing, the Company may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. The Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of pending legal proceedings to which we may become subject in the normal course of business nor are we able to estimate the amount or range of any possible loss we might incur should we not prevail in such matters. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

Item  4.        MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item  5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common shares are privately held, and there is currently no established public trading market for our common stock. As at March 23, 2012, there were 12,556,673 new common shares issued and outstanding which were all held by 44 shareholders of record. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.  In addition, as of March 23, 2012, there were outstanding options and Restricted Stock Units (“RSUs”) to purchase 1,046,302 common shares; and outstanding and unvested units of restricted stock that would convert into 130,208 common shares once vesting conditions are met.

Dividend Policy

We have not declared or paid any dividends on our common shares since inception. The declaration of dividend payments is at the sole discretion of our Board of Directors. The Board of Directors may declare dividends in the future depending upon numerous factors that ordinarily affect dividend policy, including the results of our operations, our financial position and general business conditions. Our Revolving Credit Facility and New Floating Rate Note indentures also contain certain customary affirmative and negative covenants which limit our ability to make dividend distributions.

Sale of Unregistered Securities Within the Past Twelve Months

Upon implementation of the Recapitalization Plan on May 12, 2011, the Company issued 221,354 units of restricted stock and 299,479 RSUs to certain members of senior management.  During the eight months ended December 31, 2011, the Company issued an additional 116,000 RSUs to certain employees and directors of the Company. On May 12, 2011, the Company also issued 708,023 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. The grants of these Awards were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of common shares upon exercise of the options was exempt from registration in reliance on Rule 701 of the Securities Act.

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

On May 12, 2011, Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for the cancellation of all outstanding common shares and issuance of new common shares of Angiotech (the “Recapitalization Transaction”). In connection with this Recapitalization Transaction and as discussed below, the Company adopted fresh start accounting on April 30, 2011 (the “Convenience Date”).

Upon implementation of fresh-starting accounting, Angiotech comprehensively revalued its assets and liabilities and eliminated its deficit, additional paid-in-capital and accumulated other comprehensive income balances. Debt and equity were also re-measured based on the reorganization value, being the fair value of the entity before considering liabilities, which were substantively derived from the Company’s financial projections. As the estimated enterprise value calculated for the purposes of fresh start accounting continues to be dependent on the achievement of future financial results and various assumptions, there is no assurance these financial projections will be realized to support the estimated enterprise value. Material adjustments resulting from the reorganization and the application of fresh-start accounting were reflected in the May 1, 2011 consolidated balance sheet and the consolidated statements of operations for the four months ended April 30, 2011.

Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date. In addition, the consolidated results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company. For more information, refer to note 1, 3 and 4 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF INCOME

	Successor Company	Predecessor Company
	Eight months ended	Four months ended	Year ended	Year ended	Year ended	Year ended
	December 31,	April 30,	December 31,	December 31,	December 31,	December 31,
(in thousands of U.S. $)	2011	2011	2010	2009	2008	2007
REVENUE
Product sales, net (1)	$139,307	$69,198	$211,495	$191,951	$190,816	$170,193
Royalty revenue	13,670	10,941	34,461	62,171	91,546	116,659
License fees (2)	—	127	286	25,556	910	842
	152,977	80,266	246,242	279,678	283,272	287,694

EXPENSES
Cost of products sold (3)	90,348	32,219	106,304	104,616	101,052	94,949
License and royalty fees	264	68	5,889	10,431	14,258	18,652
Research and development	14,076	5,686	26,790	23,701	53,192	53,963
Selling, general and administration	60,424	24,846	89,238	81,504	98,483	99,315
Depreciation and amortization	23,973	14,329	33,745	33,251	33,998	33,429
In-process research and development	—	—	—	—	2,500	8,125
Write-down of assets held for sale (4)	—	570	1,450	3,090	1,283	—
Write-down of property, plant and equipment (5)	4,502	215	4,779	—	—	—
Write-down of intangible assets (6)	10,850	—	2,814	—	—	—
Escrow settlement recovery (7)	—	—	(4,710)	—	—	—
Write-down of goodwill (8)	—	—	—	—	649,685	—
	204,437	77,933	266,299	256,593	954,451	308,433
Operating income (loss)	(51,460)	2,333	(20,057)	23,085	(671,179)	(20,739)

Other (expenses) income:
Foreign exchange (loss) gain	1,461	(646)	1,011	(1,612)	540	(341)
Investment and other income	547	34	(571)	378	1,192	10,393
Debt restructuring costs (9)	—	—	(9,277)	—	—	—
Interest expense	(11,945)	(10,327)	(40,258)	(38,039)	(44,490)	(51,748)
Write-down and other deferred financing charges (10)	—	—	(291)	(643)	(16,544)	—
Write-downs of investments (11)	(2,035)	—	(1,297)	—	(23,587)	(8,157)
Loan settlement gain (12)	—	—	1,880	—	—	—
Gain on disposal of Laguna Hills manufacturing facility (13)	—	—	2,005	—	—	—
Total other expenses	(11,972)	(10,939)	(46,798)	(39,916)	(82,889)	(49,853)
Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	(63,432)	(8,606)	(66,855)	(16,831)	(754,068)	(70,592)
Reorganization items	—	321,084	—	—	—	—
Gain on extinguishment of debt and settlement of other liabilities	—	67,307	—	—	—	—
Loss from discontinued operations, net of taxes (14)	—	—	—	—	—	(9,893)
(Loss) income before taxes	(63,432)	379,785	(66,855)	(16,831)	(754,068)	(80,485)
Income tax (recovery) expense	(2,986)	267	(44)	6,037	(12,892)	(14,545)
Net (loss) income	(60,446)	379,518	(66,811)	(22,868)	(741,176)	(65,940)

Basic and diluted net (loss) income per common share:
Continuing operations	$(4.82)	$4.46	$(0.78)	$(0.27)	$(8.71)	$(0.66)
Discontinued operations	—	—	—	—	—	(0.12)
Total	(4.82)	4.46	(0.78)	(0.27)	(8.71)	(0.78)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,528	85,185	85,168	85,130	85,118	85,015

Footnotes:

(1)

During the year ended December 31, 2007, the Predecessor Company recorded a $2.6 million sales credit related to its acceptance of returns of the Contour Threads product as part of the consolidation and discontinuation of the Contour Threads brand name, which was executed concurrently with the launch of the Quill Knotless Tissue-Closure Device product line (formerly known as the Quill SRS brand name).

(2)

During the first quarter of 2009, the Predecessor Company received a one-time up-front payment of $25.0 million from Baxter International Inc. (“Baxter”) under the terms of our Amended and Restated Distribution and Licence Agreement between Angiotech US, Angiotech International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A. dated January 1, 2009 (the “Baxter Distribution and License Agreement”). The payment was received in lieu and settlement of future royalty and milestone obligations related to existing formulations of CoSeal and future related products.

(3)

During the eight months ended December 31, 2011, the Successor Company’s cost of products sold was temporarily reported at materially higher levels per dollar of sales from May to August 2011 as compared to prior periods due to the impact of fresh start accounting. Upon implementation of fresh start accounting on April 30, 2011, inventory was revalued from $37.5 million to its fair value of $60.1 million. This resulted in a $22.6 million non-cash increase to cost of products sold during May to August 2011 (i.e. the period during which the revalued inventory was sold).  This is also the primary reason for the decline in Medical Device Technologies segment’s consolidated gross margin from 53.4% during the four months ended April 30, 2011 to 35.7% during the eight month ended December 31, 2011.  The temporary non-cash fair value impact of fresh start accounting on inventory was fully charged to cost of products sold during the eight months ended December 31, 2011 and had no impact on the Successor Company’s cash flows, liquidity, credit profile or capital resources. This fresh start accounting adjustment is not expected to negatively affect the Successor Company’s future reported cost of products sold and consolidated gross margins. The Successor Company’s future reported cost of products sold and consolidated gross margins are expected to be relatively consistent with historically reported figures.

(4)

As at December 31, 2008, the Predecessor Company had three properties that were designated and classified as held-for-sale in Vancouver, Canada; Syracuse, New York and Puerto Rico. Impairment charges of $0.6 million, $1.5 million, $3.0 million and $1.3 million were recorded during the four months ended April 30, 2011, and the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, to adjust the carrying values of these properties to the lower of cost and fair value less estimated selling costs. The Puerto Rico property was sold for net proceeds of $0.7 million in January 2010, the Vancouver property was sold for net proceeds of $1.8 million in May 2011 and the Syracuse property was sold for net proceeds of $0.9 million in June 2011.

(5)

During the eight months ended December 31, 2011, the Successor Company recorded $4.5 million of impairment write-downs of certain manufacturing equipment, furniture and fixtures, and leasehold improvements in connection with: (i) the restructuring of the research and development department; and (ii) the termination of the anti-infective research and development program in the later part of 2011. During the year ended December 31, 2010, the Predecessor Company recorded impairment write-downs of $4.8 million of certain laboratory and manufacturing equipment in connection with: (i) the suspension of its research and development activities related to the fibrin and thrombin technologies acquired from Haemacure Corporation (“Haemacure”) in early 2010; and (ii) restructuring changes that were initiated in connection with the Recapitalization Transaction.

(6)

During the eight months ended December 31, 2011, the Successor Company recorded $10.9 million of impairment write-downs related to the termination of its anti-infective research and development program. Similarly, during the year ended December 31, 2010, the Predecessor Company recorded a $1.7 million write-down on certain of its intellectual property in connection with the suspension of research and development activities related to the fibrin and thrombin technologies acquired from Haemacure. In addition, the Predecessor Company also recorded a $1.1 million write-down of the intellectual property related to the Option IVC filter in connection with the termination of its 2008 License, Supply, Marketing and Distribution Agreement with Rex Medical LP (“Rex”).

(7)

The $4.7 million recovery represents settlement funds that were received in connection with the resolution of the Predecessor Company’s dispute with RoundTable Healthcare Partners, LP (“Roundtable”) over $13.5 million of escrow funds that were being held by LaSalle Bank in connection with its 2006 acquisition of American Medical Instruments Holding, Inc. All legal proceedings have since been dismissed.

(8)

During the third quarter of 2008, the Predecessor Company wrote-down the carrying value of its goodwill associated with the Medical Products segment (now known as our Medical Device Products segment) by $599.4 million. The remaining balance of $26.8 million was subsequently written off in the fourth quarter of 2008. As at December 31, 2008, the Predecessor Company also determined that the goodwill allocated to its Pharmaceuticals Technology segment (now known as our Licensed Technologies segment) was impaired and accordingly, management wrote off the remaining balance of $23.5 million.

(9)

During the year ended December 31, 2010, the Predecessor Company incurred debt restructuring costs of $9.3 million for fees and expenses related to the Recapitalization Transaction. These fees and expenses represent professional fees paid to both the Predecessor Company and the 7.75% Senior Subordinated Noteholders’ financial and legal advisors to assist in the analysis of financial and strategic alternatives.

(10)

During the year ended December 31, 2010, the Predecessor Company wrote-off $0.3 million of deferred financing costs related to its shelf registration statement that was filed with the SEC in 2009. During the year ended December 31, 2009, the Predecessor Company wrote-off $0.6 million of deferred financing costs due to the early termination of the term loan portion of its credit facility with Wells Fargo Foothill LLC. During the third and fourth quarters of 2008, the Predecessor Company also expensed $13.5 million and $3.0 million of deferred financing charges, respectively, related to the suspension of a note purchase agreement.

(11)

During the eight months ended December 31, 2011, the Successor Company recognized a $2.0 million other-than-temporary impairment on its short term investment in equity securities in a publicly traded biotechnology company due to uncertainty about its ability to recover the investment’s cost of $5.3 million.   During the year ended December 31, 2010, the Predecessor Company recorded $1.3 million of write-offs related to its long term investments in three private biotechnology companies that were determined to be irrecoverable. In 2008, the Predecessor Company wrote-down and realized a loss on investments of $10.7 million, $1.9 million and $11.0 million in the second, third and fourth quarters respectively. In 2007, the Predecessor Company wrote-down and realized a loss on investments of $8.2 million.

(12)

During the year ended December 31, 2010, the Predecessor Company recorded a $1.9 million loan settlement gain relating to the settlement of its loan to Haemacure in connection with its acquisition of certain product candidates and technology assets from Haemacure.

(13)	During the year ended December 31, 2010, the Predecessor Company recorded a $2.0 million gain from the sale of its Laguna Hills manufacturing facility and related long-lived assets.
(14)

During the first quarter of 2007, the Predecessor Company recorded impairment charges of $8.9 million related to the discontinuance of the following subsidiaries: American Medical Instruments Inc. (Dartmouth), Point Technologies, Inc and Point Technologies SA.

BALANCE SHEET INFORMATION

	Successor Company	Predecessor Company
As at	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term investments	$25,432	$37,968	$57,322	$39,800	$91,326
Working capital	62,052	(518,739)	66,512	51,767	97,745
Total assets	608,106	305,998	370,059	385,197	1,150,108
Total long-term obligations	427,153	50,211	620,160	623,655	645,096
Deficit	(60,446)	(933,352)	(866,541)	(843,673)	(102,497)
Total shareholders’ equity (deficit)	146,407	(384,076)	(313,287)	(299,873)	442,072

QUARTERLY RESULTS

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters:

	Successor Company			Predecessor Company
	Quarter ended	Quarter ended	Two months ended	One month ended	Quarter ended
	December 31,	September 30,	June 30,	April 30,	March 31,
(in thousands of U.S.$, except per share data)	2011	2011	2011	2011	2011
Revenue
Product sales	$51,506	$51,899	$35,902	$16,365	$52,834
Royalty and license revenue	7,106	5,497	1,068	5,309	5,758
Total revenues	58,612	57,396	36,970	21,674	58,592
Gross Margin:
Medical Device Products	26,887	13,103	8,968	8,074	28,906
Licensed Technologies	6,942	5,447	1,018	5,309	5,690
Total Gross Margin	33,829	18,550	9,986	13,383	34,596
Operating (loss) income	(22,080)	(18,066)	(11,314)	2,378	(47)
Net loss	(27,514)	(18,684)	(14,248)	397,519	(18,001)
Basic and diluted loss per common share	$(2.20)	$(1.47)	$(1.12)	$4.67	$(0.21)

	Predecessor Company
	Quarter ended
	December 31,	September 30,	June 30,	March 31,
(in thousands of U.S.$, except per share data)	2010	2010	2010	2010
Revenue
Product sales	$55,699	$51,868	$52,948	$50,980
Royalty and license revenue	6,332	7,116	8,938	12,361
Total revenues	62,031	58,984	61,886	63,341
Gross Margin:
Medical Device Products	29,278	25,060	25,077	25,776
Licensed Technologies	5,327	5,946	7,461	10,124
Total Gross Margin	34,605	31,006	32,538	35,900
Operating (loss) income	(11,792)	(6,020)	(5,376)	3,131
Net loss	(27,542)	(18,500)	(14,074)	(6,695)
Basic and diluted loss per common share	$(0.32)	$(0.22)	$(0.17)	$(0.08)

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the year ended December 31, 2011

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

Important Information

Financial information presented in this Management’s Discussion and Analysis includes the results of the successor company for the eight months ended December 31, 2011 and four months ended April 30, 2011, and our predecessor company for all periods prior to April 30, 2011. Given that the reorganization and adoption of fresh start accounting results in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. For comparative purposes in this management’s discussion and analysis we have combined the results of the Predecessor Company and the Successor Company for the year ended December 31, 2011. While the adoption of fresh-start accounting has resulted in a new reporting entity, we believe that the comparison of the year ended December 31, 2011 versus the year ended December 31, 2010 provides the best analysis of our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

The following management’s discussion and analysis (“MD&A”) for the eight months ended December 31, 2011 and four months ended April 30, 2011, should be read in conjunction with our audited consolidated financial statements for the eight months ended December 31, 2011 and four months ended April 30, 2011 prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of annual financial information. Additional information relating to our company is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Annual Report on Form 10-K that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for 2012 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Many such known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions in the U.S., E.U. and the other regions in which we operate; market demand; technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental legislation and regulations and changes in, or the failure to comply with, governmental legislation and regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; general capital markets conditions and the requirement for funding to sustain or expand manufacturing, commercialization or our various product development activities; and any other factors that may affect our performance.

In addition, our business is subject to certain operating risks that may cause any results expressed or implied by the forward-looking statements in this Annual Report on Form 10-K to differ materially from our actual results. These operating risks include: market acceptance of our technology and products; our ability to successfully manufacture and market our various products; our ability to attract and retain qualified personnel; our ability to complete, in a timely and cost effective manner, pre-clinical and clinical development of certain potential new products; the impact of changes in our business strategy or development plans; our ability to obtain or maintain patent protection for discoveries; potential commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; our ability to successfully manufacture, market and sell our products; the availability of capital to finance our activities; our ability to service our debt obligations; and any other factors referenced in our other filings with the applicable securities regulatory authorities.

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

This Annual Report on Form 10-K contains forward-looking information that constitutes “financial outlooks” within the meaning of applicable securities laws. We have provided this information to give shareholders general guidance on management’s current expectations of certain factors affecting our business, including our future financial results. Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.

Business Overview

Angiotech develops, manufactures and markets medical device products and technologies. Our products are designed to serve physicians and patients primarily in the areas of interventional oncology, wound closure and ophthalmology. We currently operate in two business segments: Medical Device Technologies and Licensed Technologies.

Medical Device Technologies

Our Medical Device Technologies segment, which generates the majority of our revenue, develops, manufactures and markets a wide range of single use medical device products, as well as precision manufactured medical device components. These products and components are sold directly to hospitals, clinics, physicians and other end users, as well as to medical products distributors or other third-party medical device manufacturers.

Our most significant product groups within this business segment include:

•                  Interventional Oncology. We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. We also offer additional product lines for certain selected interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines. Our most significant product lines include our BioPince™ full core biopsy devices, our True-Core™ and SuperCore™ single use disposable biopsy devices, our T-Lok™ bone marrow biopsy devices and our SKATER™ line of drainage catheters. We sell the significant majority of these product lines through our direct sales organization directly to hospitals and other end users.

•                  Wound Closure. We develop, manufacture and market a full line of wound closure products, primarily various types of sutures and surgical needle products. Our most significant product lines include our Quill™ Knotless Tissue-Closure products and our LOOK™ brand sutures for dental and general surgery. We sell these product lines, in particular our Quill product line, directly to hospitals, surgery centers, clinics and other end users through our direct sales organization. We also manufacture certain of these products in finished form for other third party medical device manufacturers and distributors.

•                  Ophthalmology. We develop, manufacture and market a selection of single-use disposable products for ophthalmic surgery, including various types of surgical blades used primarily in cataract surgery, as well as ancillary products including sutures, cannulas, eye shields and punctual plugs. Our most significant product lines include our Sharpoint™ brand disposable ophthalmic surgical blades. We sell these product lines directly, primarily to surgery centers and clinics, through our direct sales organization. We also manufacture ophthalmic surgical blades in finished form for other third party medical device manufacturers and distributors.

•                  Medical device components. We develop, manufacture and market a wide range of components, primarily on a made-to-order basis, for other third party medical device manufacturers.  These products may range from unsterilized product components, which are shipped to the customer for final assembly and sterilization, to fully finished, packaged and sterilized medical device products. These components are typically manufactured using the same manufacturing capabilities and technologies we utilize to produce our various other product lines. We sell these product lines directly to corporate customers through our direct sales organization. Our customers include many leading medical device manufacturers in the cardiology and vascular access, interventional radiology, ophthalmology, orthopedics, women’s health, and wound closure product areas.

Our strategy is to target certain specialized medical markets where we can establish or maintain a leadership position in medical device products or components, and thereby achieve profitable revenue growth and improved cash flows. Key elements of this strategy include maintaining and investing in our precision manufacturing capabilities and technology, developing and investing in highly specialized sales and marketing personnel and activities, selectively investing in new product development, intellectual property and other proprietary know-how, and pursuing selective and disciplined business development, product or business acquisition activities that would enhance our capabilities or presence within our target customer base and markets.

Our Medical Device Technologies segment contains significant precision medical device manufacturing capabilities. We manufacture our products at seven different locations, with each facility having specific, and in some cases, proprietary expertise in certain types of medical device manufacturing as well as experience in complying with the significant regulations, quality and operating requirements that are critical aspects of medical products manufacturing. Certain of our key capabilities include electro-chemical cutting, chemical etching, match point metal grinding, custom insert molding, injection molding, wire and tube forming and plastic extrusion.

Our Medical Device Technologies segment markets, sells and distributes our products through a group of highly specialized sales organizations that consist of direct sales and marketing personnel, which in some cases are supplemented by independent sales representatives and independent medical products distributors, depending on the product category, customer base or geographic location. We currently employ approximately 55 direct sales and marketing personnel in our Interventional Oncology group, approximately 53 direct sales and marketing personnel in our Wound Closure group, and approximately 30 additional direct sales personnel serving customers in our other product areas and selected geographies outside of the U.S.

We conduct highly selective new product development primarily in two of our manufacturing facility locations. Our product development groups include personnel with expertise in medical products and manufacturing engineering, regulatory affairs and quality assurance. These groups, in addition to supporting certain new product and product line extension initiatives, also support our manufacturing operations in order to enhance our manufacturing capabilities and operating efficiencies.

During the year ended December 31, 2011 and in prior years, we had significant research and new product development resources located at our headquarters in Vancouver, BC Canada and in certain of our other facilities that were focused on earlier stage or higher risk programs. Certain of the most substantive of these programs and resources related to our anti-infective medcial device programs, other early stage drug-device combination product or surgical drug-related research programs, certain longer-term research programs relating to our Quill product line and our collaboration with Athersys, Inc. (“Athersys”). In December 2011, we elected to focus our product development resources and efforts on certain of our medical device products franchises where our capabilities and market presence are stronger, and where the potential for near-term returns may be more substantive or certain. As a result, the majority of our earlier stage, higher risk programs have been postponed, discontinued or concluded, including our collaboration with Athersys relating to development of its Multistem® stem cell technology for treatment of patients post-myocardial infarction. These changes are expected to materially reduce or eliminate selected research and development expenses, and have relieved us of any further financial or other obligations relating to Multistem®.

Licensed Technologies

Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who have licensed and utilize these technologies in their medical device product lines. Our principal revenues in this segment to date have been royalties derived from sales by our partner BSC of TAXUS paclitaxel-eluting coronary stents for the treatment of coronary artery disease.

We have also licensed the same technology utilized by BSC in its TAXUS product line to our partner Cook for use in its Zilver PTX paclitaxel-eluting peripheral vascular stent for the treatment of vascular disease in the leg.  Zilver PTX is currently approved for sale in the E.U. and in certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S. Should Cook receive U.S. approval for Zilver PTX, we expect we would receive additional royalty revenue in our Licensed Technologies segment.

The TAXUS paclitaxel-eluting coronary vascular stent, which incorporates our proprietary paclitaxel technology, is a small, balloon-expanded metal scaffold designed for placement in diseased arteries in the heart to restore blood flow by expanding and holding open the arteries upon deployment.

BSC first received approval to sell TAXUS in the E.U. in 2003 and in the U.S. in 2004.  Subsequent to the U.S. approval of the TAXUS stent system in 2004, BSC has introduced multiple next generation coronary stent platforms that utilize our proprietary paclitaxel technology, including the TAXUS Express, the TAXUS Liberte™ and the recently introduced TAXUS Ion™ coronary stent system. TAXUS has been studied in multiple human clinical trials, as well as in independent registry studies, which have repeatedly demonstrated the safety and efficacy of TAXUS coronary stent systems, particularly in diabetic patient populations. In patients receiving TAXUS coronary stents, the number of repeat surgery procedures has been shown to be significantly lower in patients receiving TAXUS than those receiving non drug-eluting, or bare metal, coronary stents. The most recent study results announced in November 2011 by our partner BSC include positive long-term data from BSC’s PERSEUS clinical program, which demonstrated favorable two-year safety and efficacy outcomes for the TAXUS Ion™ stent system versus prior-generation paclitaxel-eluting stents.

The Zilver PTX paclitaxel-eluting peripheral vascular stent, which incorporates our proprietary paclitaxel technology, is a small, self-expanding metal scaffold designed for placement in diseased arteries in the limbs to restore blood flow by expanding and holding open the arteries upon deployment.

Cook first received approval to sell Zilver PTX in the E.U. in 2009, and is currently awaiting approval to sell Zilver PTX in the U.S. To date, stent procedures for peripheral artery disease (“PAD”) in the limbs have been limited due to high observed complication rates for such procedures that often lead to a subsequent surgical procedure, as well as risk of stent fracture with existing products, as these stents are exposed and not protected by the patient’s anatomy as they are with coronary stents. Cook has conducted multiple human clinical trials for Zilver PTX in the E.U., U.S., Japan, and selected other countries to assess product safety and efficacy. To date, clinical results for Zilver PTX have suggested significant reduction in complications as compared to traditional PAD treatments. Selected highlights of Cook’s reported regulatory milestones and clinical results include:

•                  October 2011 — Cook announced that Zilver PTX had received a unanimous recommendation from the FDA’s Circulatory System Devices Panel of the Medical Devices Advisory Committee, with all 11 of its members voting to recommend approval of Zilver PTX for sale in the U.S. on the basis of its safety, efficacy and acceptable risk profile. Cook in June 2010 had submitted its Pre-Market Approval (“PMA”) application to the FDA for Zilver PTX.

•                  September, 2010 — Cook announced that a summary of the final clinical trial results for the randomized study of Zilver PTX was presented at the annual TCT symposium in Washington D.C. The study met its 12-month primary endpoint showing non-inferior event-free survival (“EFS”) and superior patency for the Zilver PTX as compared to balloon angioplasty.

•                  May 2010 — Cook presented one-year data at Euro PCR that confirmed sustained clinical outcomes with Zilver PTX. According to data presented, 86.2% of all patient subgroups treated with Zilver PTX demonstrated vessel patency at 12 months without the requirement for an additional intervention. The trial is based on a group of 787 patients, including symptomatic patients, diabetics, and those with the most complex lesions, including long lesions, total occlusions and in-stent restenosis.

•      April 2010 — Cook announced it had enrolled its first patient in its landmark Formula™ PTX® clinical trial. The trial is the first of its kind to evaluate the safety and efficacy of a paclitaxel-eluting stent to treat renal artery disease, the narrowing of the arteries that supply blood to the kidneys.

•                  April 2009 — Cook reported data that showed that 82 percent of patients who were treated with Cook’s Zilver PTX stent were free from reintervention at two-year follow up. The Zilver PTX Registry study, involving 792 patients globally, is assessing the safety and efficacy of the Zilver PTX in treating peripheral artery disease. Data was compiled at 12 and 24 months for 593 patients and 177 patients respectively. The corresponding EFS rates were 87 percent and 78 percent, respectively, and freedom from target lesion revascularization was 89 percent and 82 percent, respectively. Detailed evaluation of stent x-rays demonstrated excellent stent integrity through 12 months, confirming previously published results showing 99 percent completely intact stents (less than 1 percent stent fracture rates observed) with a mean follow up of 2.4 years in the challenging superior femoral artery and popliteal arteries, including behind the knee locations.

We receive royalty revenue derived from sales of TAXUS and Zilver PTX based upon our license agreements with BSC and Cook of several families of intellectual property relating to our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volume achieved by BSC. The royalty rate applied to Cook’s sales of Zilver PTX is a flat rate, regardless of the unit volume of sales achieved. At December 31, 2011 our Successor Company recorded a $4.0 million receivable in connection with a sales milestone fee that was triggered under the license agreement with Cook and is dependent upon Cook achieving a certain targeted level of sales of Zilver PTX. This fee was received on February 3, 2012.

There is minimal expense associated with our receipt of royalty revenue derived from TAXUS. We expect we will incur royalty expense associated with Cook’s sales of Zilver PTX under our license agreement with the National Institutes of Health. We may continue to receive royalty revenue from BSC and Cook for the life of the licensed patent families in each respective geography, depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

Significant Recent Developments

Amendment to Revolving Credit Facility

On March 12, 2012, we entered into an amendment to our Revolving Credit Facility in order to provide increased financial flexibility and further improve our overall liquidity. This amendment provides for, among other things: i) the repurchase of our outstanding Senior Floating Rate Notes, subject to certain terms and conditions; ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; iii) an increase in the amount of cash that can be held by our foreign subsidiaries; iv) the ability to dispose of certain of our intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; vi) the removal of the lien over our short term investments; vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. We estimate total fees of $0.4 million to be paid to complete this amendment.

Change in Chief Executive Officer

On October 21, 2011, we announced that the employment of William L. Hunter, as the Company’s President and Chief Executive Officer, ended effective October 17, 2011. In addition, effective November 5, 2011 Dr. Hunter resigned from the Company’s Board of Directors. K. Thomas Bailey, the Company’s Chief Financial Officer, was appointed the Interim President and Chief Executive Officer and was subsequently named the President and Chief Executive Officer in February 2012.

Recapitalization and Emergence from Proceedings

Over the past several years, royalty revenue we receive from sales of TAXUS coronary stent systems by our partner BSC declined significantly. These declines led to significant constraints on our liquidity, working capital and capital resources, which adversely impacted our ability to continue to support our business initiatives and service debt obligations.

As a result, after extensively exploring a range of financial and strategic alternatives, on January 28, 2011 we and certain of our subsidiaries (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) with the Supreme Court of British Columbia (the “Canadian Court”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) to implement a recapitalization or restructuring of certain of our debt obligations (the “Recapitalization Transaction”) through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”). In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”). On January 13, 2011 and March 3, 2011, respectively, our common shares were delisted from the NASDAQ Stock Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”).

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), all of our existing common shares and options were cancelled without payment or consideration and the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares issued in accordance with the terms of the CCAA Plan. All other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of distribution claims of Affected Creditors (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3 in our audited consolidated financial statements for the year ended December 31, 2011.

On February 7, 2011, we entered into a definitive agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to secure a $28.0 million debtor-in-possession credit facility (the “DIP Facility”). The DIP Facility provided us with liquidity for working capital, general corporate purposes and expenses during the implementation of the CCAA Plan. On the Plan Implementation Date, the DIP Facility was repaid and terminated, and we entered into a new credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo, which provides for potential borrowings up to $28 million (see note 16(f)). We incurred approximately $1.5 million in fees to obtain and complete the Revolving Credit Facility.

On May 12, 2011, upon the close of business, we concluded substantially all the activities relating to the Recapitalization Transaction and the Angiotech Entities emerged from Creditor Protection Proceedings.  During the course of the Creditor Protection Proceedings, the majority of our businesses continued to operate as usual and there were no material disruptions to our operations, marketing or product distribution activities.

Fresh-Start Accounting

Following the completion of the Recapitalization Transaction and our emergence from Creditor Protection Proceedings, we were required to adopt fresh-start accounting in accordance with ASC No. 852 — Reorganization. We elected to apply fresh-start accounting on a convenience date of April 30, 2011 (the “Convenience Date”) after concluding that operating results between the Effective Date and the Convenience Date did not result in a material difference. Material adjustments resulting from the reorganization and the application of fresh-start accounting have therefore been reflected in the May 1, 2011 consolidated balance sheet and the four months ended April 2011 consolidated statements of operations. Material cash payments of $8.7 million made in May 2011 related to the Recapitalization Transaction have been reflected in the period subsequent to the Convenience Date. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, Angiotech is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.

The going concern enterprise value of the Successor Company’s operations for purposes of fresh start accounting was estimated to be within a range of $450 million to $580 million, excluding the value of cash and cash equivalents and short term investments. We determined that $517 million was the best estimate of the Successor Company’s enterprise value.

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

in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222
Short-term investments	5,294
Non-interest bearing liabilities	140,563
Reorganization value to be allocated to assets	$692,808
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	567,563
Unallocated reorganization value attributed to goodwill	125,245

Allocation of Reorganization Value to Assets and Liabilities

The following table summarizes the April 30, 2011 fresh-start accounting adjustments required to adjust the carrying values of the Successor Company’s asset and liabilities to their estimated fair values:

in 000’s
Debit / (Credit)
Inventory	$22,616
Deferred income tax assets, current	(2,741)
Deferred income tax assets, non-current	(122)
Assets held for sale	143
Property, plant and equipment	7,423
Intangible assets	250,466
Goodwill	119,878
Deferred financing costs	(4,372)
Deferred leasehold inducements	3,485
Deferred income tax liabilities, current	(3,544)
Deferred income tax liabilities, non-current	(61,404)
Other liabilities	9,388
Net gains from fresh start accounting	$341,217

The assumptions used and approaches applied on April 30, 2011 to derive estimated fair values of our assets and liabilities on our May 1, 2011 balance sheet are summarized as follows:

Inventory

As at May 1, 2011, the $60.1 million estimated fair value of inventory was determined as follows:

•                  Raw materials — no fair value adjustments were recorded to raw materials, given that their existing carrying values were determined to be representative of current replacement costs.

•                  Work-in-process inventory (“WIP”) — the fair value of WIP was determined based on estimated selling prices less conversion costs to complete manufacturing, selling and disposal costs, and a reasonable profit allowance for manufacturing and selling efforts. When selecting the estimated selling prices for WIP, we applied the fair value concept of “best and highest use” by assessing the principal and most advantageous market where the highest profit margin could be obtained.

•                  Finished goods inventory — the fair value of finished goods was determined based on estimated selling prices of inventory on hand, less selling and disposal costs, as well as a reasonable profit allowance for selling efforts.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s inventory:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Raw materials	$10,705	$10,705
Work in process	25,978	13,908
Finished goods	23,418	12,872
Total	$60,101	$37,485

Deferred income taxes and other tax liabilities

Deferred income taxes have been adjusted to reflect the tax effects of differences between the estimated fair value of identifiable assets and liabilities and their tax basis and the benefits of any unused tax losses, tax credits, other tax attributes to the extent that these amounts are more likely than not to be realized. Measurement period adjustments were made to deferred income tax liabilities as explained in (a) above.

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

Other long term liabilities

The following items were adjusted in other long term liabilities:

•                  Prior to the application of fresh start accounting, the Predecessor Company had recorded $1.9 million of deferred revenue related to upfront fees received from licensors for certain licensing arrangements. While the Successor Company still has an ongoing obligation to provide the licensors with access to the relevant licenses, no further costs are expected to service or maintain the license and related deferred revenue liability. As such, the estimated fair value of the deferred revenue liability was determined to be nil upon application of fresh start accounting.

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

Goodwill

Upon implementation of fresh start accounting on April 30, 2011, we comprehensively revalued our assets and liabilities at their estimated fair values. After allocating $568 million of the estimated reorganization value as detailed in the table above to tangible and identifiable intangible assets based on their respective estimated fair values, the remaining unallocated portion of the reorganization value of $125 million was recorded as goodwill in accordance with ASC No. 852. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Technologies segment. Furthermore, none of the goodwill was determined to be deductible for tax purposes.

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

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions may require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the eight months ended December 31, 2011 and four months ended April 30, 2011, we did not complete any acquisitions. The fair value of these future milestone and contingent payments was determined to be a nominal value upon adoption of fresh-start accounting.

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

During the eight months ended December 31, 2011 and four months ended April 30, 2011,  we did not enter into any new collaboration, license, sales or distribution agreements.

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

We believe the following policies to be critical to understanding our financial condition, results of operations, and expectations for 2012 because these policies require management to make significant estimates, assumptions and judgments about matters that are inherently uncertain.

Predecessor Company - Accounting Policies Applicable during Creditor Protection Proceedings

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company was required to adopt Accounting Standards Codification (“ASC”) No. 852 — Reorganization. Among other things, ASC No. 852 required that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4); and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post-petition liabilities (see note 3). For other items, the Predecessor Company applied the same accounting policies as detailed in note 2 to our 2011 Financial Statements.

(a) Liabilities Subject to Compromise

From January 28, 2011 to April 30, 2011, the Predecessor Company presented certain prepetition liabilities that were incurred prior to January 28, 2011 as liabilities subject to compromise.  All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on our best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Liabilities Subject to Compromise of the Predecessor Company were adjusted to the Allowed Claims amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item as discussed below (also see note 4 to our 2011 Financial Statements).

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of the Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, Revolving Credit Facility or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Similar costs incurred in 2010 prior to the Predecessor Company’s Creditor Protection Proceedings were  recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

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

(d) Fresh-Start Accounting

As described in notes 1 and note 3 to our 2011 Financial Statements, upon emergence from Creditor Protection Proceedings, we adopted fresh-start accounting. On the April 30, 2011 Convenience Date, we completed a comprehensive revaluation of its assets and liabilities. All assets and liabilities, except for deferred income tax assets and liabilities, on our May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, we recorded goodwill of $125 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see note 3 to our 2011 Financial Statements). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in our Successor Company’s opening consolidated balance sheet and our Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. The financial statements of the Successor Company are not comparable to those of the Predecessor Company. The Predecessor Company’s comparative financial statements are therefore presented to comply with the SEC’s reporting requirements and should not be viewed as a continuum between the Predecessor and Successor Companies’ financial statements.

Successor and Predecessor Companies’ Accounting Policies

With the exception of the accounting policies applicable to property, plant and equipment and intangible assets, the Successor Company has adopted the same accounting policies as the Predecessor Company as described below:

(a) Property, plant and equipment

As described in note 3, upon implementation of fresh start accounting on April 30, 2011, Angiotech’s property, plant and equipment were re-measured and recorded at their estimated fair value of $47.7 million. Accordingly, effective May 1, 2011, the fair value of $47.7 million represents the new cost base for the Successor Company’s property, plant and equipment. The respective Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation was recorded using the straight-line method over the following terms:

	Successor Company	Predecessor Company
Buildings	15-40 years	40 years
Leasehold improvements	Term of the lease	Term of the lease
Manufacturing equipment	3-10 years	3-10 years
Research equipment	3-5 years	5 years
Office furniture and equipment	2-10 years	3-10 years
Computer equipment	1-5 years	3-5 years

Where the respective Company had property, plant and equipment under construction, these assets were not depreciated until they were put into use.

(b) Goodwill and intangible assets

As discussed in note 3 below, the Successor Company recorded $125 million of goodwill upon implementation of fresh start accounting on April 30, 2011. The implied fair value of goodwill represents the excess of the Successor Company’s reorganization value over and above the fair value of its tangible assets and identifiable intangible assets. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Technologies segment.

In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but rather it is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment. When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized which is equal to the excess. Examples of circumstances that could trigger impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand for products, and increased competition. The Company estimates fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates.

Intangible assets with finite lives are amortized based on their estimated useful lives. The amortization method is selected to best reflect the pattern in which the economic benefits are derived from the intangible asset. If the pattern cannot be reliably or reasonably determined, straight line amortization is applied. Amortization was determined using the straight line method over the following terms:

Successor Company
Customer relationships	10-20 years
Trade names and other	9-20 years
Patents	5-20 years
Core and developed technology	10-20 years

Predecessor Company
Acquired technologies	2-10 years
Trade names and other	2-12 years
Customer relationships	10 years
In-licensed technologies	5-10 years

(c) Impairment of long-lived assets

The respective Company reviews long-lived assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include; but are not limited to; a significant adverse change in legal factors, business climate or strategy decisions that could affect the value of an asset; discontinuation of certain research and development programs or products; product recalls, or adverse actions or assessments by regulators. If an impairment indicator exists, the respective Company tests the asset (asset group) for recoverability. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level of identifiable cash flows if the long-lived asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), an impairment charge is recorded to write the carrying value down to the fair value in the period identified.

The respective Company estimates the fair value of assets (asset groups) by calculating the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. In determining the present value of estimated future cash flows associated with assets (asset groups), certain assumptions are made about future revenue contributions, cost structures, discount rates and the remaining useful lives of the asset (asset group). Variation in the assumptions used could result in material differences when estimating impairment write-downs.

(d) Revenue recognition

(i) Product sales

Revenue from product sales, including shipments to distributors, is recognized when the product is shipped from the respective  Company’s facilities to the customer provided that the respective Company has not retained any significant risks of ownership or future obligations with respect to products shipped. Revenue from product sales is recognized net of provisions for future returns. These provisions are established in the same period as the related product sales are recorded and are based on estimates derived from historical experience and adjusted to actual returns when determinable.

Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor.

Amounts billed to customers for shipping and handling are included in revenue. Where applicable, revenue is recorded net of sales taxes. The corresponding costs for shipping and handling are included in cost of products sold.

(ii) Royalty revenue

Royalty revenue is recognized when the respective Company has substantially fulfilled its performance obligations under the terms of the contractual agreement, no significant future obligations remain, the amount of the royalty fee is determinable, and collection is reasonably assured. The respective Company records royalty revenue from BSC and from Cook on a cash basis due to the difficulty in accurately estimating the BSC and Cook royalties before the reports and payments are received.

(iii) License fees

License fees are comprised of fees and milestone payments derived from collaborative and other licensing arrangements. License fees are recognized as revenue when persuasive evidence of an arrangement exists, the contracted fee is fixed or determinable, the intellectual property is delivered to the customer and the license term has commenced, collection is reasonably assured and the performance obligations have been substantially completed.

Where license fees are tied to research and development arrangements, under which the respective Company is required to provide services over a period of time and the consideration is contingent upon uncertain future events or circumstances, the respective Company will assess whether it is appropriate to apply the milestone method of revenue recognition in accordance with ASC No. 605-28, Revenue Recognition: Milestone Method.  A milestone payment is recognized as revenue in its entirety when a specified substantive milestone is achieved.  A milestone is considered substantive if: (i) the payment is commensurate with the respective Company’s performance required to achieve the milestone; (ii) the payment relates to past service;  and (iii) the payment is reasonable relative to all of the deliverables and payment terms under the arrangement.  If any portion of the payment is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Fees and non-substantive milestone payments received which require the ongoing involvement of the respective Company are deferred and amortized into income on a straight-line basis over the period of ongoing involvement if there is no other method under which performance can be objectively measured.  In addition, milestone payments related to future product sales are accounted for as royalties.  On January 1, 2011, the Predecessor Company applied ASU No. 2010-17, Milestone Method of Revenue Recognition prospectively to the receipt of future milestone payments without any material impact to its consolidated financial statements.

(iv) Multiple-element arrangements

When an arrangement includes multiple deliverables, the respective Company applies ASU 605-25 Revenue Recognition: Multiple-Element Arrangements to identify the units of accounting and allocate the consideration to each separate unit of accounting.  A separate unit of accounting is identified if the delivered item(s) have standalone value to the customer and the delivery or performance of undelivered items is considered probable and within the control of the respective Company.  The arrangement consideration is generally allocated to the separate units of accounting based on their relative selling prices, Company specific objective evidence of selling prices, third-party evidence of selling prices, or the Company’s best estimate of the selling prices.  The consideration allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.  Effective January 1, 2011, the Predecessor Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, prospectively without any material impact to its consolidated financial statements. Prior to January 1, 2011 and the issuance of the new guidance under ASU No. 2009-13, the Predecessor Company applied ASC No. 605-25 which had more stringent requirements to identify units of accounting and allocate the arrangement consideration.

(e) Income taxes

Income taxes are accounted for using the liability method. Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes, and for operating losses, capital losses and tax credit carry forwards, using enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

(f) Accounting for Uncertainty in Income Taxes

The respective Company accounts for uncertainty related to income tax positions in accordance with ASC No. 740-10 — Income taxes. ASC No. 740-10 requires the use of a two-step approach for recognizing and measuring the income tax benefits of uncertain tax positions taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertain tax positions. A tax benefit from an uncertain tax position may only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the tax authority based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent a full benefit is not expected to be realized, an income tax liability is established. Any change in judgment related to the expected resolution of uncertain tax positions are recognized in the year of such a change. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.

(g) Stock-based compensation

The respective Company accounts for stock based compensation expense in accordance with ASC No. 718 — Compensation: Stock Compensation and ASC No. 505-50 — Equity: Equity Based Payments to Non-Employees. These standards require the respective  Company to recognize the grant date fair value of stock-based compensation awards granted to employees over the requisite service period. The compensation expense recognized reflects estimates of award forfeitures at the time of grant and revised in subsequent periods, if necessary when forfeitures rates are expected to change.

The grant date fair value of stock options is determined using the Black-Scholes model and the following assumptions: the risk-free rate is estimated using yield rates on U.S. Treasury or Canadian Government securities for a period which approximates the expected term of the award; and volatility is estimated by using a weighted average of the Predecessor’s historical volatility and comparable volatilities of companies in the same industry of similar sizes and scale. The Predecessor and Successor Company have not paid any dividends on common stock since their inception and the Successor Company does not anticipate paying dividends on its common stock in the foreseeable future. Generally, the stock options granted have a maximum term of seven years and vest over a three-year period from the date of the grant. When an employee ceases employment at the Successor Company, any unexercised vested options granted will expire either immediately, within 365 days from the last date of service or on the original expiration date at the time the option was granted, as defined in the Successor Company’s Stock Incentive Plan. The expected life of employee stock options is based on a number of factors, including historic exercise patterns, cancellations and forfeiture rates, vesting periods and contractual terms of the options. The costs of the stock options are recognized on a straight line basis over the vesting period.

The grant date fair value of Restricted Stock awards and Restricted Stock Units is determined based on the fair value of the Successor Company’s common shares on the grant date as if the award was vested and the shares issued. Restricted Stock awards vest over a three-year period from the date of the grant and when an employee ceases employment, the unvested Restricted Stock either vests or expires immediately as defined in the Successor Company’s Stock Incentive Plan. Restricted Stock Units either vest over a three-year period or immediately if a change in control occurs. In addition, Restricted Stock Units are scheduled to expire at the earlier of December 31, 2012, if a change in control occurs, or seven years from the grant date. The costs of these awards are recognized on a straight-line basis over the expected service period taking into account the expected date of employment cessation. Restricted stock units that vest when a change of control occurs are recognized on a straight-line basis from the grant date to December 31, 2012 taking into account the cessation of employment because the probability of fulfilling the performance condition cannot be determined until the change in control occurs.

Results of Operations

Overview

	Successor Company	Predecessor Company	Combined	Predecessor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$, except per share data)	2011	2011	2011	2010	2009
Revenues
Medical Device Technologies	$139,307	$69,198	$208,505	$211,495	$191,951
Licensed Technologies	13,670	11,068	24,738	34,747	87,727

Total revenues	152,977	80,266	233,243	246,242	279,678

Operating (loss) income	(51,460)	2,333	(49,127)	(20,057)	23,085
Other expense	(11,972)	(10,939)	(22,911)	(46,798)	(39,916)

Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	(63,432)	(8,606)	(72,038)	(66,855)	(16,831)
Reorganization items	—	321,084	321,084	—	—
Gain on extinguishment of debt and settlement of other liabilities	—	67,307	67,307	—	—
(Loss) income before taxes	(63,432)	379,785	316,353	(66,855)	(16,831)
Income tax (recovery) expense	(2,986)	267	(2,719)	(44)	6,037
Net (loss) income	(60,446)	379,518	319,072	(66,811)	(22,868)

Basic and diluted net (loss) income per common share	$(4.82)	$4.46		$(0.78)	$0.27
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,528	85,185		85,168	85,130

For comparative purposes we have combined the results of the Predecessor Company and the Successor Company for the year ended December 31, 2011. Where specific income statement items have been impacted significantly as compared to our historical results, either temporarily (as in the case of Cost of Products Sold) or permanently, by the Recapitalization Transaction and the fresh-start accounting process, we have provided explanations of such in the discussion. The respective fresh start accounting adjustments are requirements resulting from our emergence from the CCAA and Chapter 15 proceedings. As such, these adjustments are non-cash in nature and do not reflect material changes in our business or operations, our cash flows, liquidity and capital resources or credit profile.

For the year ended December 31, 2011, we recorded net income of $319.1 million, compared to a net loss of $66.8 million for the year ended December 31, 2010. The $385.9 million increase in net income is primarily due to the following factors: (i) $321.1 million of one-time reorganization items (see Reorganization Items section below for more detailed information); (ii) a $67.3 million one-time gain recognized upon settlement and extinguishment of our $250 million Subordinated Notes and $16 million of related interest obligations in addition to $4.5 million of certain other liabilities; (iii) a $17.8 million reduction in interest expense during the period related to the settlement and extinguishment of the Subordinated Notes; (iv) a $7.1 million decrease in research and development expenses due to reductions in headcount and in discretionary spending related to certain research and development programs; (v) a decrease in other expenses of $9.3 million relating to non-recurring professional fees that were incurred in the third quarter of 2010 relating to our Recapitalization Transaction; (vi) a $5.7 million decrease in license and royalty expenses associated with our TAXUS-derived royalty revenue as a result of an amendment to our license agreement with the NIH, (see “License and Royalty Fees on Royalty Revenue” for more information); and (v) an $2.7 million increase in income tax recoveries. These improvements to net income were partly offset by: (i) a $15.5 million increase in cost of products sold, of which $22.6 million is related to a non-cash adjustment resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011 (see “Costs of Products Sold” for more information), partly offset by the elimination of costs related to discontinuing sales of the Hemostream and Option IVC Filter products; (ii) a $10.4 million decline in TAXUS royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; (iii) an $8.0 million increase in intangible asset impairment write-downs for the year ended December 31, 2011 relating to the suspension of research and development activities for our anti-infective technologies; (iv) a $4.7 million recovery from a litigation settlement recorded during the year ended December 31, 2010; and (v) a $4.3 million increase in depreciation and amortization expense due to changes in estimated useful lives as driven by certain restructuring activities and the revaluation of our tangible and intangible assets upon implementation of fresh start accounting on April 30, 2011.

For the year ended December 31, 2010, we recorded a net loss of $66.8 million ($0.78 basic and diluted net loss per common share), compared to a net loss of $22.9 million ($0.27 basic and diluted net loss per common share) for the year ended December 31, 2009. The increase in net loss of $43.9 is due to several factors, including: (i) the receipt of a $25.0 million one-time payment from Baxter International, Inc. (“Baxter”) in 2009, which did not recur in 2010; (ii) a $27.8 million decline in royalty revenue related to the lower sales of TAXUS by BSC, primarily as a result of increased competition in the stent market; (iii) a $1.6 million increase in research and development salary and benefit costs associated with new hires recruited to conduct research and development activities on certain of our medical products; (iv) a $7.7 million increase in selling, general and administrative costs, primarily due to the addition of sales and marketing staff required to support our Quill Knotless Tissue-Closure Device product line; (v) $0.6 million of transaction expenses related to our 2010 acquisition of certain Haemacure Corporation (“Haemacure”) assets and $1.1 million of research and development costs incurred in connection with research and development activities performed on the related fibrin and thrombin technologies; (vi) $9.3 million of professional fees and other debt restructuring costs incurred in connection with the Recapitalization Transaction; (vii) $2.8 million of intangible asset impairment write-downs; (viii) an additional $4.8 million of property, plant and equipment impairment write-downs compared to 2009; (ix) $1.3 million of write-downs on our long term investments; and (x) a $3.2 million increase in the amortization of our deferred financing costs related to a change in the estimated useful lives of the expected interest period for the Subordinated Notes and a change in the expected life of the Existing Credit Facility which was effectively replaced and superseded by the DIP Facility. The unfavorable impact of the factors described above were partially offset by: (i) a $17.9 million increase in gross margin due to an increase in sales of our higher gross margin products as well as improvements achieved with respect to certain manufacturing costs, including reduced labor costs and more efficient utilization of our fixed overhead costs; (ii) a $4.5 million reduction in license and royalty fees associated with the simultaneous drop in royalty revenue noted above; (iii) a $4.7 million recovery from a litigation settlement and a $3.8 million drop in litigation expenses; (iv) $1.0 million of foreign exchange gains; (v) a $1.9 million gain on the settlement of the Haemacure loan upon completion of our acquisition of certain of their assets; (vi) a $2.0 million gain recognized from the sale of a manufacturing facility; and (vii) a $6.0 million tax recovery.

Revenues

	Successor Company	Predecessor Company	Combined	Predecessor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2011	2011	2011	2010	2009
Medical Device Technologies:
Product sales	$139,307	$69,198	$208,505	$211,495	$191,951

Licensed Technologies:
Royalty revenue — paclitaxel-eluting stents	10,173	9,929	20,102	30,501	57,420
Royalty revenue — other	3,437	1,062	4,499	3,960	4,751
License fees	60	77	137	286	25,556
	13,670	11,068	24,738	34,747	87,727

Total revenues	$152,977	$80,266	$233,243	$246,242	$279,678

As described above, we operate in two reportable segments:

Medical Device Technologies

Revenue from our Medical Device Technologies segment for the year ended December 31, 2011 was $208.5 million, compared to $211.5 million for the year ended December 31, 2010. The net $3.0 million decrease is primarily attributable to the elimination of revenue from our sales of Option IVC Filters and Hemostream dialysis catheters, from which we recorded $3.8 million of revenue during the year ended December 31, 2011 as compared to $13.4 million during the year ended December 31, 2010. This decline is a result of the termination of certain license and distribution agreements with Rex Medical relating to our sale of Option IVC Filters and Hemostream dialysis catheters at the end of 2010 and in early 2011. While the elimination of revenue from our sale of Option IVC Filters and Hemostream dialysis catheters has had an adverse impact on aggregate revenue growth for 2011 as compared to 2010, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses have positively impact our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below). The decline in revenue from these products was partially offset by an increase in sales of our Quill Knotless Tissue-Closure Device product line, as well as an increase in sales of medical device components to other third-party medical device manufacturers.

Revenue from our Medical Device Technologies segment for the year ended December 31, 2010 was $211.5 million, compared to $192.0 million for the year ended December 31, 2009. The $19.5 million increase is primarily due to sales growth of certain of our product lines, including our Quill Knotless Tissue-Closure Device product line and our Option IVC Filter as well as modest sales growth of medical device components to third-party medical device manufacturers. The revenue increase was partly offset by the elimination of revenue from our EnSnareTM product line at the beginning of 2010 in connection with the discontinuation of our licensing agreement with Hatch Medical, LLC. In 2009, we elected not to match a competing offer to purchase the distribution rights and as a result, we no longer sell EnSnare.

Licensed Technologies

Royalty revenue derived from sales of TAXUS by BSC for the year ended December 31, 2011 decreased by 34% compared to the year ended December 31, 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of competitive pressures in the market for drug-eluting coronary stents. Royalty revenue for the year ended December 31, 2011 was based on BSC’s net sales of $363 million for the period October 1, 2010 to September 30, 2011, of which $242 million was in the U.S., compared to net sales of $539 million for the same period in 2010, of which $271 million was in the U.S. The average gross royalty rate earned on BSC’s net sales in the U.S. was 6.0% for both periods. The average gross royalty rate earned on BSC’s net sales outside the US was 4.4% for the year ended December 31, 2011, compared to an average rate of 5.3% for in the year ended December 31, 2010. These average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., Japan and E.U. Our current year average gross royalty rates have therefore declined in connection with lower sales volumes of TAXUS in the U.S., where sales volumes did not exceed the first tier of royalties earned, as well as lower sales volumes and shifting sales mix in territories outside of the U.S., where the tiered structure, combined with a greater proportion of sales being recorded in certain countries where lower royalty rates are applied due to more limited patent coverage, had a significant impact.

Royalty revenue derived from sales of TAXUS by BSC for the year ended December 31, 2010 decreased by 47% compared to the year ended December 31, 2009. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of competitive pressures in the market for drug-eluting coronary stents. Royalty revenue for the year ended December 31, 2010 was based on BSC’s net sales of $539 million for the period October 1, 2009 to September 30, 2010, of which $271 million was in the U.S., compared to net sales of $926 million for the same period in 2009, of which $411 million was in the U.S. The average gross royalty rate earned on BSC’s net sales for the year ended December 31, 2010 was 6.0% for sales in the U.S. and 5.3% for sales in other countries, compared to an average rate of 6.4% for sales in the U.S. and 6.1% for sales in other countries for corresponding period in 2009. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories including the U.S., E.U. and Japan. Our current year average gross royalty rates have therefore declined in connection with lower sales volumes of TAXUS in these territories.

License fees were relatively consistent for the year ended December 31, 2011 as compared to the prior year. For the year ended December 31, 2010, license fees decreased by $25.3 million compared to the year ended December 31, 2009 primarily due to a $25.0 million one-time payment received in the first quarter of 2009 in connection with the the Baxter Distribution and License Agreement discussed above. The payment was recorded as revenue in 2009 because the Company had fulfilled its performance obligations and had no further ongoing involvement in the collaboration.

Although royalty revenues from sales of TAXUS by BSC showed signs of stabilizing during 2011, such revenues may continue to decrease in 2012 as compared to revenues recorded in 2011, 2010 and 2009, primarily as a result of competitive, pricing and other pressures in the market for drug-eluting coronary stent systems and the related potential decline in royalty revenues we derive from sales by BSC of TAXUS. Any such declines may be offset by royalty revenues we may receive from our partner Cook, should Cook receive approval to market and sell its Zilver PTX stent in the U.S.

Expenditures

	Successor Company	Predecessor Company	Combined	Predecessor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2011	2011	2011	2010	2009

Cost of products sold	$90,348	$32,219	$122,567	$106,304	$104,616
License and royalty fees	264	68	332	5,889	10,431
Research and development	14,076	5,686	19,762	26,790	23,701
Selling, general and administrative	60,424	24,846	85,270	89,238	81,504
Depreciation and amortization	23,973	14,329	38,302	33,745	33,251
Write-down of property, plant and equipment	4,502	215	4,717	4,779	—
Write-down of assets held for sale	—	570	570	1,450	3,090
Write-down of intangible assets	10,850	—	10,850	2,814	—
Escrow settlement recovery	—	—	—	(4,710)	—

	$204,437	$77,933	$282,370	$266,299	$256,593

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical devices, device components and biomaterial products and technologies, including direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $16.3 million to $122.6 million for the year ended December 31, 2011 compared to $106.3 million for the year ended December 31, 2010. The 15% increase is primarily due to the $22.6 million non-cash increase in the cost of inventory resulting from the turnover of the inventory that was revalued from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting (as discussed under the “Allocation of Reorganization Value to Assets and Liabilities - Inventory” section above). Excluding the impact of this fresh start accounting adjustment, cost of products sold would have been $100.0 million and our gross margin would have been 52.4%, compared to cost of products sold of $106.3 million and a gross margin of 49.7% for the year ended December 31, 2010. The $6.3 million decrease in cost of products sold (excluding the fresh-start reporting adjustment to inventory, which were included in the cost of products sold for the year ended December 31, 2011) was primarily due to the elimination of royalty and other costs related to our sales of Option IVC Filters and Hemostream dialysis catheters, and improvement resulting from a reduction in spending on certain fixed overhead costs. These positive changes were offset by an increase in cost of products sold associated with higher sales volumes, primarily of our Quill product line, and higher sales of medical device components sold to other third party medical device manufacturers. The improvement in our gross margin to 52.4% (as adjusted to exclude the temporary impact of the fresh start accounting adjustments as previously described) as compared to 49.7% in the same period in the prior year, is primarily due to shift in our mix of sales to reflect greater sales of our Quill, Skater, Biopince and certain other higher growth product lines, combined with the elimination of sales of the lower margin Option IVC Filter product line and the improved manufacturing efficiencies as described, factors partly offset by growth in sales of medical device components to third-party medical device manufacturers, which tend to record lower gross margins.

Cost of products sold increased by $1.7 million to $106.3 million for the year ended December 31, 2010 compared to $104.6 million for the year ended December 31, 2009. The increase was due primarily to the higher aggregate sales in our Medical Device Technologies segment leading to higher direct manufacturing costs, as well as increases in royalty expenses relating to increased sales of certain of our products, most specifically our Option IVC filter. These factors were partially offset by the positive impact of favorable manufacturing variances. In 2009, we incurred significant non-recurring costs due to manufacturing inefficiencies related to the transfer of certain manufacturing operations from our facilities in Syracuse, New York and Reading, Pennsylvania to our Aguadilla, Puerto Rico facility. Consolidated gross margin for our Medical Device Technologies segment sales was 49.7% for the year ended December 31, 2010 compared to 45.5% during 2009. The increase in gross margins is primarily due to sales growth of certain higher margin product lines, labor cost savings resulting from our relocation of certain manufacturing operations to lower cost jurisdictions, and improved absorption of fixed manufacturing overhead costs resulting from higher sales volumes, partially offset by the impact of royalty expenses relating to increased sales of certain of our products, primarily Option IVC filter.

We expect that cost of products sold will continue to be significant and that our reported cost of products sold and gross profit margins will be impacted by several factors in 2012, including changes in product sales mix, changes in total sales volume and the implementation of certain cost improvement initiatives at our manufacturing facilities.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses include license and royalty payments due to certain of our licensors, primarily relating to paclitaxel-eluting coronary stent system royalty revenue received from BSC and, more recently, relating to European sales of Zilver PTX by Cook. License and royalty fees decreased by $5.6 million to $0.3 million for the year ended December 31, 2011 compared to $5.9 million for year ended December 31, 2010. This decline is primarily due to an amendment to our December 29, 2010 NIH license agreement, which eliminated certain license and royalty fees payable to NIH on future sales of TAXUS by BSC. Under the terms of the NIH license agreement, we have an exclusive, worldwide license to certain NIH technologies related to the use of paclitaxel. While these royalty and license fees are expected to be minimal in 2012, they may be offset by increased future license and royalty fees that may be due to NIH should Cook receive approval to market and sell Zilver in the U.S. and record significant sales thereof.

Research and Development

Our research and development expense is comprised of costs incurred in performing new product development, regulatory affairs and product quality assurance activities, including salaries and benefits, engineering, clinical trial and related clinical manufacturing costs, contract research or other consulting costs, patent procurement costs, materials and supplies and operating and occupancy costs.

Research and development expenditures decreased by $7.1 million to $19.7 million for the year ended December 31, 2011 compared to $26.8 million for the same period in 2010. The decrease is primarily due to the following factors: (i) a $4.0 million decrease in salaries and benefits costs related to reduced headcount; (ii) a $1.0 million non-cash recovery on our rent expense resulting from the recognition of certain leasehold inducements received in prior years, associated with our recent reduction of our rentable space at one of our facilities; (iii) a $1.2 million reduction in spending on patent related costs; and (iv) reductions in certain discretionary spending on various research and development initiatives. These reductions were partially offset by $2.0 million in severance expense related to the previously discussed headcount reductions.

Research and development expenditures increased by $3.1 million to $26.8 million for the year ended December 31, 2010 as compared to $23.7 million for the same period in 2009. The increase is primarily due to the following factors: (i) higher salaries and benefit costs incurred by personnel conducting research and development activities on certain of our products; and (ii) $1.1 million of costs related to new personnel retained, and occupancy costs incurred, in connection with our acquisition of assets from Haemacure.

We expect that our research and development expenditures in 2012 will be significantly lower as compared to 2011 and 2010 due to the refocusing of our research and product development efforts as described, including reduced expenses relating to headcount reductions and the conclusion, postponement or cancellation of certain programs, most substantively certain earlier stage research or product development programs in our Vancouver, Canada headquarters facility which occurred in December 2011.

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

Selling, general and administrative expenses decreased by $4.0 million to $85.3 million for the year ended December 31, 2011 compared to $89.2 million for the same period in 2010. The decrease is primarily due to a $8.2 million decrease in operating and occupancy costs, of which $5.6 million related to the closure or contraction of administrative offices and a $1.4 million reduction in bad debt expense as $0.9 million expense was recorded for the year ended December 31, 2010 primarily related to a select number of specific accounts in Europe as compared to a recovery of $0.5 million recorded in the same period of 2011 primarily related to the subsequent collection of a number of accounts previously written off as uncollectible. In addition, for the same period, there was a $4.2 million decrease in salaries and benefit costs related to a reduction in our sales, marketing and administrative headcount; a $1.4 million decrease in travel costs, related primarily to decreases in personnel and general cost management practices; and $1.0 million of non-recurring transaction fees incurred during the year ended December 31, 2010 related to the acquisition of certain technology assets from Haemacure Corporation and general consulting costs related to our exploration of certain strategic and financial alternatives. These cost reductions were partly offset by $3.9 million of severance costs and $7.4 million of additional stock based compensation expense primarily associated with the accelerated vesting of certain units of Restricted Stock, Restricted Stock Units, and stock options that were provided for under the provisions of employment agreements for four executive officers who were released from Angiotech during the year ended December 31, 2011.

Selling, general and administrative expenditures increased by $7.7 million to $89.2 million for the year ended December 31, 2010 compared to $81.5 million for the year ended December 31, 2009. The increase is primarily due to the following factors: (i) a $6.1 million rise in salaries and benefits related to new sales and marketing personnel hired to expand sales of certain of our medical products, most specifically relating to our Quill product line; (ii) a $1.3 million increase in travel costs attributed to the increased personnel; and (iii) a $3.8 million increase in operating costs relating to the increased personnel. The net $11.2 million increase in these costs was offset by an overall $3.8 million decrease in legal expenses, primarily related to lower litigation costs due to a settlement of certain litigation.

We expect that selling, general and administrative expenses in 2012 will be lower than the levels of such expenses incurred in 2011, due primarily to the headcount and related cost reductions noted above, as well as due to additional headcount reductions in part of our direct sales organization and executive terminations that were concluded in December 2011. These expenditures could fluctuate depending on product sales levels, the timing of the launch of certain new products, growth of new product sales, unforeseen litigation or other legal expenses that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed and internally developed technologies, and identifiable assets purchased through business combinations.

Depreciation expense (excluding the portion allocated to cost of products sold) was $4.5 million for the year ended December 31, 2011 as compared to $2.9 million for the same period in 2010. The net $1.6 million increase was primarily due to a $2.0 million increase in depreciation expense related to a change in the estimated useful life of certain leasehold improvements associated with rentable space that was vacated during 2011 or expected to be vacated in 2012 and a $0.6 million increase to depreciation expense for the eight months ended December 31, 2011 related to the reassessment of the estimated useful lives of property, plant and equipment as a result of the implementation of fresh start accounting. These increases were partly offset by an approximate $0.7 million decrease in depreciation expense related to the December 31, 2010 write-off of $1.3 million of laboratory equipment at the Vancouver head office facility. The laboratory equipment was written off due to the operational changes that were initiated as part of the Recapitalization Plan.

Amortization expense increased by $2.9 million to $33.7 million compared to $30.8 million during 2010, of which $2.0 million related to the revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011 and $0.7 million related to the change in the estimated useful life of our license with Rex to sell the Option IVC Filter. Our license with Rex to sell the Option IVC Filter was terminated effective March 31, 2011 based on the terms of the Settlement and License Termination Agreement entered into on February 16, 2011.

Depreciation and amortization expense of $33.7 million for the year ended December 31, 2010 was comparable to $33.3 million in 2009.

As our long-lived assets were comprehensively revalued as part of the fresh start accounting exercise on April 30, 2011, depreciation and amortization expense for 2012 is expected to be slightly higher than the comparable periods in 2011 and 2010. The respective fresh start accounting adjustments are a requirement resulting from our emergence from the CCAA and Chapter 15 proceedings, and do not reflect material changes in our business or operations.

Write-down of Property, Plant and Equipment

During the year ended December 31, 2011, we recorded write-downs of $4.7 million primarily related to certain leasehold improvements and manufacturing equipment at our Vancouver office as well as furniture and fixtures related to the downsizing of our rentable space at our Seattle and Vancouver offices and our Rochester manufacturing facility. During the same period in 2010, we recorded write-downs of $4.8 million related to our suspension of certain research and development activities, including those related to our fibrin and thrombin technologies (December 31, 2009 — nil).

Write-down of Assets Held For Sale

During the year ended December 31, 2010, we recorded a $1.5 million impairment charge on properties that were classified as held for sale. As at December 31, 2010, two held-for-sale properties with carrying values totaling $3.0 million were reclassified back into

Property, Plant and Equipment from assets-held-for-sale because they failed to meet the held-for-sale classification criteria defined under ASC No. 360-10 — Property, Plant and Equipment.

During the year ended December 31, 2011, we recorded a $0.6 million impairment charge on a Vancouver, Canada based property that was classified as held for sale as at May 1, 2011, and subsequently sold. During the same period, another property that was classified as held for sale as at May 1, 2011 was sold for approximately its carry value.

Write-down of Intangible Assets

During the year ended December 31, 2011, we recorded intangible asset impairment write-downs of $10.9 million related to the termination of our anti-infective research and development programs. We have no specific plans for further development of these programs.

During the year ended December 31, 2010, we recorded intangible asset impairment write-downs of $2.8 million (December 31, 2009 — nil) related to (i) the termination of our 2008 License, Supply, Marketing and Distribution a licensing agreement with Rex (see Significant Recent Developments for additional information) and (ii) our temporary suspension of research and development activities related to our fibrin and thrombin technologies which were acquired from Haemacure in 2010.

Escrow Settlement Recovery

In January 2010 we received $4.7 million in full settlement of an outstanding litigation matter with RoundTable Healthcare Partners, LP. The litigation related to a claim we had made against amounts paid into escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc. that remained in escrow pending resolution of certain representations and warranties in the agreement governing the acquisition. The proceeds received were recorded as a one-time escrow settlement recovery during the three months ended March 31, 2010.

Other Income (Expense)

	Successor Company	Predecessor Company	Combined	Predecessor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2011	2011	2011	2010	2009

Other income (expenses)
Foreign exchange gain (loss)	$1,461	$(646)	$815	$1,011	$(1,612)
Other income (expense)	547	34	581	(862)	(265)
Debt restructuring costs	—		—	(9,277)	—
Interest expense on long-term debt	(11,945)	(10,327)	(22,272)	(40,258)	(38,039)
Write-downs and net losses on redemption of investments	(2,035)		(2,035)	(1,297)	—
Loan settlement gain	—	—	—	1,880	—
Gain on disposal of Laguna Hills manufacturing facility	—		—	2,005	—
Total other expenses	$(11,972)	$(10,939)	$(22,911)	$(46,798)	$(39,916)

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

During the year ended December 31, 2010, we recorded a $0.3 million write-down of deferred financing costs related to our 2009 shelf registration statement filed with the SEC. Write-down and other deferred financing charges for the year ended December 31, 2009 related to a charge of $0.6 million resulting from the write-off of the portion of the deferred financing charges related to our term loan facility with Wells Fargo that terminated on May 29, 2009.

During the year ended December 31, 2010, we incurred debt restructuring costs of $9.3 million for fees and expenses related to the Recapitalization Transaction. These fees and expenses represent professional fees paid to both our, and the Consenting Noteholders’ financial and legal advisors to assist in the analysis of financial and strategic alternatives. The costs were included in “Reorganization Items” during the year ended December 31, 2011. For more information see notes 3 and 4 under the Notes to the Consolidated Financial Statements included in Part IV of the 2011 10-K and “Reorganization Items” below.

We incurred interest expense of $22.3 million and $40.3 million for the years ended December 31, 2011 and December 31, 2010, respectively. The $18.0 million decrease is primarily due to the elimination of $17.8 million of interest expense related to the cancellation of $250 million Subordinated Notes (as discussed above) and the elimination of approximately $3.4 million of amortization of deferred financing costs during the year ended December 31, 2011 in connection with the implementation of fresh start accounting on April 30, 2011, which resulted in deferred financing costs being fair valued at nil, as well as a $0.7 million decrease of interest expense previously incurred from overdue royalties owing to NIH at December 31, 2010. These cost reductions were partly offset by an increase of $0.7 million of interest during the year ended December 31, 2011 related to advances under the Revolving Credit Facility, DIP Facility and Revolving Credit Facility and a $3.2 million increase in the amortization of the deferred financing costs during the four months ended April 30, 2011 due to a change in the estimated useful lives of our debt instruments to coincide with their termination on the Plan Implementation Date.

We incurred interest expense of $40.3 million and $38.0 million for the years ended December 31, 2010 and December 31, 2009, respectively. For the year ended December 31, 2010, interest expense consists of $32.9 million of interest incurred; related to our Existing Floating Rate Notes, Subordinated Notes and Existing Credit Facility; $0.7 million of interest expense incurred from overdue royalties owing to NIH; and $6.7 million of amortization of deferred financing costs. Similarly, interest expense for the year ended December 31, 2009 consists of $35.2 million of interest incurred; related to our Existing Floating Rate Notes and Subordinated Notes; and $2.8 million of amortization of deferred financing costs. The $2.3 million decline in interest expense on our long term debt obligations is primarily due to a decline in LIBOR (London Interbank Offered Rate) rates, which are used to determine the interest rate applicable to our Existing Floating Rate Notes. The average interest rate for the year ended December 31, 2010 was 4.1% compared to 4.7% for the year ended December 31, 2009.

During the year ended December 31, 2011, we recorded $2.0 million of write-downs on short term investments in equity securities in a publicly traded biotechnology company as the decline in value was considered to be other than temporary due to the value being depressed for an extended period of time and our intent to liquidate these securities in the near term. During the year ended December 31, 2010, we recorded $1.3 million of write-downs related to our long term investments in three private biotechnology companies that were determined to be irrecoverable. During the year December 31, 2009, there were no write-downs of investments.

During the year ended December 31, 2010, we recorded a $1.9 million loan settlement gain relating to the settlement of the loan with Haemacure in connection with the acquisition of Haemacure’s assets.

During the year ended December 31, 2010, we sold our Laguna Hills manufacturing operations, which was part of our Medical Device Technologies operating segment. The sale included certain assets and liabilities for total net proceeds of $2.8 million and resulted in a $2.0 million gain.

Reorganization Items

Upon commencement of the Creditor Protection Proceedings, we adopted Accounting Standards Codification (“ASC”) No. 852 — Reorganization in preparing our consolidated financial statements. ASC No. 852 required that we distinguish transactions and events directly associated with the Recapitalization Transaction from the ongoing operations of the business. Accordingly, we reported certain expenses, recoveries, provisions for losses, and other charges that have been realized or incurred during the Creditor Protection Proceedings as Reorganization Items on the Consolidated Statements of Operations as follows:

		Predecessor Company Four months ended April 30, 2011
Professional fees	(1)	(17,868)
Directors’ and officers’ insurance	(2)	(1,601)
KEIP payment,	(3)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	1,500
Cancellation of options and awards	(5)	(1,371)
Net gains due to fresh start accounting adjustments	(6),(7)	341,217
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

(3)                  Upon completion of the Recapitalization Transaction, a $0.8 million incentive payment was triggered under the terms of the KEIP. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid on August 10, 2011.

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

Income Tax

Income tax recovery for the eight months ended December 31, 2011 was $3.0 million and income tax expense for the four months ended April 30, 2011 was $0.3 million. The income tax recovery for the eight months ended December 31, 2011 is primarily due to the tax benefit arising on the dissolution of certain subsidiaries in the U.S. and the amortization of intangible assets recognized for fresh start accounting purposes on the reorganization.

The Company adopted fresh start accounting on April 30, 2011. Upon adoption of fresh-start accounting, a comprehensive revaluation of assets and liabilities was performed, resulting in the recognition of all assets and liabilities at their newly estimated fair values. Intangible assets of $377,500 million were recognized for accounting purposes, for which there is no associated tax basis, resulting in a significant increase in the deferred income tax liability for identifiable intangible assets.

Implementation of the Recapitalization Transaction also triggered a $67.3 million gain on the forgiveness of debt, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded, and a reduction in the valuation allowance of the Predecessor Company.

Income tax recovery for the year ended December 31, 2010 was $0.04 million compared to income tax expense of $6.0 million for the year ended December 31, 2009.  The income tax recovery for 2010 primarily consisted of positive net earnings from operations in the U.S. and certain foreign jurisdictions, and a recovery on the amortization of identifiable intangible assets. The income tax expense for 2009 is primarily due to net income from U.S. and foreign operations, and includes the recognition of a $6.1 million deferred tax charge relating to taxes paid in prior years in connection with an inter-company transfer of intellectual property in connection with the transaction with Baxter.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 26.5% in 2011 (28.5% in 2010).  The difference is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, permanent differences not subject to tax, and the reversal of temporary timing differences relating to the reorganization.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $66.0 million and cash and cash equivalents of $22.2 million. For the year ended December 31, 2011, our working capital increased by $580.8 million as compared to December 31, 2010, primarily due to the elimination of our $250 million Subordinated Notes and $16 million of related accrued interest obligations through the Recapitalization Transaction and the exchange and replacement of our $325 million Existing Floating Rate Notes with New Floating Rate Notes on the Plan Implementation Date and their subsequent reclassification from current liabilities back to non-current liabilities. These obligations had been previously classified as current as at December 31, 2010 due to our undertaking of the steps necessary to conclude our Recapitalization Transaction. The remaining change in our working capital position is partly attributable to decreases in cash and cash equivalents as further discussed under “Cash Flow Highlights” below.

For the Successor Company’s eight months ended December 31, 2011, working capital decreased by $4.2 as compared to May 1, 2011. This decrease was primarily due to the $22.6 million non-cash charge to cost of products sold during this period as a result of revaluing inventory as part of our implementation of fresh start accounting at May 1, 2011 (as discussed under the “Allocation of Reorganization Value to Assets and Liabilities - Inventory” section above). Excluding the impact of this fresh start accounting adjustment, our working capital increased by $18.4 million as compared to May 1, 2011. This increase is primarily due to cost reduction initiatives to reduce research and development expenditures as well as sales, general and administrative expenditures as previously described; and, to a lesser extent, this increase is also a result of a reduction in outstanding accounts receivable balances achieved by increasing collections efforts.

Historically, our most significant financial liabilities have been our $325 million Existing Floating Rate Notes and our $250 million Subordinated Notes. As previously, discussed, these debt obligations were originally supported in substantive part by royalty revenues derived from sales of TAXUS coronary stent systems by BSC. The sustained and significant decline in royalty revenues received from BSC over the past several years had a significant negative impact on our liquidity and capital resources, which constrained our ability to continue servicing the totality of our long term debt and related interest obligations. As a result of our liquidity constraints, among other things, on January 28, 2011, the Angiotech Entities commenced the CCAA Proceedings to implement an in-court recapitalization of the Company through the CCAA Plan. On May 12, 2011 we implemented the Recapitalization Transaction, which effectively eliminated our $250 million Subordinated Notes and $16 million of related accrued interest obligations in exchange for new common shares of the Company. In addition, on the Plan Implementation Date, our $325 million Existing Floating Rate Notes were replaced with the New Floating Rate Notes.

The New Floating Rate Notes were issued on substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things:

(i)                              subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries;

(ii)                           the New Floating Rate Notes continue to accrue interest at LIBOR plus 3.75%, however, are subject to a LIBOR floor of 1.25%; and

(iii)                        certain covenants related to the incurrence of additional indebtedness and asset sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”).

Following the implementation of the Recapitalization Transaction on May 12, 2011, our most significant financial liabilities are our New Floating Rate Notes which are due December 1, 2013. Long term debt interest payments on these New Floating Rates Notes are expected to be significant and may adversely impact our liquidity position. As LIBOR may fluctuate from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of such interest costs within a given period. Additional declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus negatively impacting our ability to service our principal and future interest obligations owing under the New Floating Rate Notes.

An event of default under the New Notes Indenture would permit the holders of the New Floating Rate Notes to demand immediate repayment of our debt obligations owing thereunder. In such a case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

In connection with the implementation of the Recapitalization Transaction, we paid out the following fees on or around May 12, 2011: (i) approximately $7.2 million of professional fees for legal, financial advisory, accounting and consulting services; (ii) $0.7 million of incentive payments owing to the named beneficiaries of the KEIP; (iii) approximately $1.4 million in financing fees to complete the Revolving Credit Facility; (iv) $0.4 million to settle the $4.5 million of distribution claims allowed pursuant to the Claims Procedure Order in accordance with the CCAA Plan; and (v) $4.8 million of repayments of the Company’s DIP Facility. While these obligations were fully accrued for as at April 30, 2011, they were paid subsequent to April 30, 2011 and the cash flow impact is reflected in the cash flows from reorganization activities during the eight months ended December 31, 2011. The magnitude of these transaction costs negatively impacted the Company’s cash and liquidity position as compared to April 30, 2011.

Upon consummation of the Recapitalization Transaction, we replaced our Existing Credit Facility and DIP Facility with the Revolving Credit Facility. The Revolving Credit Facility was used to repay the $22 million of advances outstanding under the DIP Facility. The Existing Credit Facility and DIP Facility were then terminated on the Plan Implementation Date concurrently with our entry into the Revolving Credit Facility.

The Revolving Credit Facility, as amended on July 14, 2011 and March 12, 2012, provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As at December 31, 2011, under the Revolving Credit Facility, we had a nominal amount of borrowings outstanding, $2.6 million outstanding under issued letters of credit and $21.3 million of available borrowing capacity.

Borrowings under the Revolving Credit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves. As a result, the amount we are able to borrow at any given time may fluctuate from month to month. Borrowings under the Revolving Credit Facility are secured by certain assets held by certain of our subsidiaries (the “Exit Guarantors”). Under the terms of the Revolving Credit Facility, our Exit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Revolving Credit Facility and all other related loan documents. Our Exit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) the Base Rate (as defined in the Revolving Credit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability we have under the Revolving Credit Facility on the date of determination or (b) the LIBOR Rate (as defined in the Revolving Credit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability we have under the Revolving Credit Facility on the date of determination. If we were to default on our obligations under the Revolving Credit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition to interest, we are required to pay an unused line fee of 0.5% per annum in respect to the unutilized commitments.

In addition to certain customary affirmative and negative covenants, including, but not limited to those related to the incurrence of additional indebtedness, asset sales, the incurrence of liens, and the making of certain investments, dividends and distributions, the Revolving Credit Facility also requires us to achieve a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15 million in Excess Availability plus Qualified Cash, of which Qualified Cash must be at least $5 million (all as defined under the Revolving Credit Facility). In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, we are required to immediately prepay any outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Revolving Credit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under our other indebtedness. While we are currently in compliance with the covenants specified under the Revolving Credit Facility, we cannot guarantee that we will be able to comply with these covenants and related conditions in 2012 and beyond. A breach of these covenants or failure to obtain waivers to cure any further breaches of the covenants and the restrictions set forth under the Revolving Credit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment, thus further straining our working capital position and ability to continue operations.

Our cash resources and any borrowings available under the Revolving Credit Facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing sales and marketing initiatives, working capital requirements, debt servicing requirements, capital expenditure requirements, research and development initiatives and for general corporate purposes.

Due to numerous factors that may impact our future cash position, working capital and liquidity, and the significant cash that may be necessary to continue to execute our business plan, including selected growth initiatives in our Medical Device Technologies segment and initiatives to maintain sales of our existing products and to service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Floating Rate Notes.

Our cash flows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to changes in drug-eluting stent markets, including the impact of increased competition in such markets, the results of research relating to the efficacy of drug-eluting stents, the sales achieved in such markets by BSC or Cook, the timing and success of product sales and marketing initiatives, sales of existing medical products and new product launches, the timing and success of our research and product development activities, the timing of completing certain operational initiatives, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

Our ability to maintain and sustain future operations will depend upon our ability to: (i) refinance or amend terms of our existing debt obligations including our New Floating Rate Notes prior to maturity in December 2013; (ii) remain in compliance with our debt covenants to maintain access to our Revolving Credit Facility; (iii) obtain additional equity or debt financing when needed; (iv) achieve revenue growth and improved gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•                  maintenance and continued utilization of the Revolving Credit Facility;

•                  continued exploration of various other strategic and financial alternatives, including, but not limited to, refinancing opportunities for the New Floating Rate Notes, raising new equity or debt capital or exploring sales of, or partnerships for, various products, assets or businesses;

•                  continued evaluation of budgets and forecasts for our operations including sales and marketing and research and development programs;

•                  selected gross margin improvement initiatives; and

•                  potential sale of selected property, plant and equipment assets or other core or non-core assets

We continue to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and maintaining processes to ensure compliance with the terms of financing agreements.

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

Cash Flow Highlights

	Successor Company	Predecessor Company	Combined	Predecessor Company	Predecessor Company
(in thousands of U.S.$)	Eight months ended December 31, 2011	Four months ended April 30, 2011	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Cash and cash equivalents, beginning of period	$30,222	$33,315	$33,315	$49,542	$38,952
Cash used in operating activities	14,361	(12,857)	1,504	(21,609)	21,971
Cash provided by (used in) investing activities	1,621	(945)	676	(3,695)	(8,187)
Cash (used in) provided by financing activities	(23,955)	10,741	(13,214)	9,342	(3,400)
Effect of exchange rate changes on cash	(76)	(32)	(108)	(265)	206

Net (decrease) increase in cash and cash equivalents	(8,049)	(3,093)	(11,142)	(16,227)	10,590

Cash and cash equivalents, end of period	$22,173	$30,222	$22,173	$33,315	$49,542

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2011 was $1.5 million compared to cash used in operating activities of $21.6 million for the year ended December 31, 2010. The $23.1 million increase in cash provided by operating activities is primarily due to the following factors: (i) lower interest payments of $13.2 million due to the elimination of our subordinated notes as discussed above; (ii) $4.1 million due to improvement in gross margins (excluding the $22.6 million non-cash impact on cost of goods sold from fresh-start accounting adjustments relating to inventory, as described above); and (iii) reduced research and development and selling, general and administrative expenses of $7.1 million and $4.0 million, respectively. These improvements were offset by a (i) $12.8 million increase in reorganization costs related to our Creditor Protection Proceedings and the implementation of the Recapitalization Transaction; and (ii) a $4.7 million net decrease in TAXUS royalty revenue net of associated license and royalty expenses paid to the NIH as previously discussed. Working capital changes during the year ended December 31, 2011 included net cash inflows of $4.9 million related to the decrease in accounts receivable associated with increased collections efforts focused on certain customer accounts and a $3.2 million reduction in prepaid expenses associated with reorganization costs related to our Creditor Protection Proceedings. These net cash inflows were offset by $5.5 million of net cash outflows associated with a reduction in accounts payable and accrued liabilities primarily as a result of fresh-start accounting adjustments as described above.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $0.7 million compared to $3.7 million of net cash used for the year ended December 31, 2010. For 2011, the net cash provided by investing activities primarily consists of $2.6 million in proceeds received from the sale of properties, offset by $1.9 million for capital expenditures.

Net cash used in investing activities for the year ended December 31, 2010 was $3.7 million compared to $8.2 million of net cash used for the year ended December 31, 2009. For 2010, the net cash used in investing activities primarily consists of $5.7 million of capital expenditures, $3.2 million of proceeds related to our disposition of certain assets and our Laguna Hills manufacturing facility and $1.0 million advanced to Haemacure in connection with our subsequent purchase of certain fibrin and thrombin product candidates and the related technology.

Depending on the level of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Due to liquidity constraints in recent years, we did not invest excess cash in short-term marketable securities in any of 2011, 2010 or 2009.

At December 31, 2011 and December 31, 2010, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

	Successor Company	Predecessor Company
(in thousands of U.S.$)	December 31, 2011	December 31, 2010
Canadian dollars	$4,884	$933
Swiss franc	307	575
Euro	1,515	1,447
Danish krone	940	1,090
Other	1,690	1,491

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $13.2 million, which consisted of $12.0 million of advances drawn under our previous DIP Facility and $17.4 million of advances drawn under our Revolving Credit Facility, offset by $39.4 million of repayments on our previous credit facility, DIP Facility, and Revolving Credit Facility, $1.3 million of costs to secure and complete our DIP Facility, and $1.4 million of costs related to the establishment of the Revolving Credit Facility. As noted above, on May 12, 2011, our existing credit facility and DIP facility were terminated.

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

Net cash used in financing activities for the year ended December 31, 2009 was $3.4 million, primarily for expenditures related to our Existing Credit Facility.

Debt

(a) Subordinated Notes

On March 23, 2006, we issued the Subordinated Notes due on April 1, 2014 in the aggregate principal amount of $250 million. As described under the Significant Recent Developments section above, due to liquidity constraints and in connection with discussions with certain holders of the Subordinated Notes, the Company did not make its $9.7 million interest payment due to holders of the Subordinated Notes on October 1, 2010.  On January 28, 2011 the Angiotech Entities commenced the Creditor Protection Proceedings to effectuate an in-court Recapitalization Transaction that would improve our credit ratios, liquidity and financial flexibility. In accordance with the provisions of the Recapitalization Support Agreement (“RSA”), on May 12, 2011 the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling our $250 million Subordinated Notes, the SSN Indenture and $16.0 million of our related accrued interest obligations in exchange for 96 % or 12,500,000 of the Company’s new common shares.

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

(b) Existing Floating Rate Notes

The Existing Floating Rate Notes were issued on December 11, 2006 and are due on December 1, 2013. As described in note 1 to the financial statements and in accordance with the provisions of the RSA, on the Plan Implementation Date 99.99% of the Existing Floating Rate Noteholders tendered their Existing Floating Rate Notes for New Floating Rate Notes in accordance with the terms of the FRN Exchange Offer. The holders of the $25,000 face value of Existing Floating Rate Notes that did not participate in the FRN Exchange Offer will continue to hold their Existing Floating Rate Notes under the FRN Indenture as modified by the Supplement. Pursuant to the terms of the Supplement, most of the restrictive covenants and events of default have been eliminated from the FRN Indenture.

(c) New Floating Rate Notes

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•                  Changes to certain covenants related to the incurrence of additional indebtedness and asset sales and the definition of permitted liens, asset sales and change of control have been modified in the New Notes Indenture. These changes include a reduction in the allowance from $100 million to $50 million for us to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•                  The New Floating Rate Notes will continue to accrue interest at LIBOR plus 3.75%, however, are subject to a LIBOR floor of 1.25%; and

•                  The provision of additional security for holders of the Existing Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Company and certain of its subsidiaries, that secure the Existing Credit Facility and successive DIP Facility, subject to customary carve-outs and certain permitted liens.

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

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the Company’s debt obligations owing thereunder. In this case, the Company’s current cash and credit capacity would not be sufficient to service the principal debt and interest obligations. In addition, restrictions on the Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain operations.

(d) Proforma Interest Expense

The following table shows the estimated interest payable for the New Floating Rate Notes over the next two years through to the maturity date of December 1, 2013. Our estimates assume a LIBOR floor of 1.25% for the term of the notes. We have also calculated the impact on the estimated interest payable of a 0.5% increase in the base LIBOR rate.  Given that the interest on the New Floating Rate Notes is subject to a fixed LIBOR floor of 1.25%, we did not calculate the impact of a decrease in the LIBOR rate.

Year	Base LIBOR	0.5% Increase in base LIBOR
2012	16,250	17,875
2013	14,896	16,385

(e) Debt Covenants

The New Notes Indenture still contains various covenants which impose restrictions on the operation of our business including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by us; and require that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition to the covenants imposed on us under the New Notes Indenture, the Revolving Credit Facility includes a number of customary financial covenants, including a requirement to maintain certain minimum levels of Adjusted EBITDA, liquidity and interest coverage ratios, as well as covenants that limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of our business, make distributions or make advances, loans or investments.

Contractual Obligations

At December 31, 2011, our significant contractual obligations for the next five years and thereafter include:

	Payments due by period
(in thousands of U.S.$)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt repayments	325,000	—	325,000	—	—
Exit credit facility repayments	40	40	—	—	—
Long-term debt interest obligations	31,146	16,250	14,896	—	—
Operating leases	10,008	2,443	2,821	2,578	2,166
Other tax liability	12,562	—	—	—	12,562

Total obligations	378,756	18,733	342,717	2,578	14,728

Long-term debt includes $325.0 million of New Floating Rate Notes. Repayments are based on contractual commitments as defined in the indentures governing the notes. Long-term debt interest obligations on variable (floating) rate debt are estimated using the current interest rates in effect at December 31, 2011. Long-term debt repayments and interest obligations assume no early repayment of principal.

We have entered into operating leases in the ordinary course of business for office and laboratory space with various third parties. The longest term of these leases will expire in 2019.

The table above does not include any cost sharing or milestone payments in connection with research and development collaborations with third parties as these payments are contingent on the achievement of specific developmental, regulatory or commercial activities and milestones as described in note 22 to the audited consolidated financial statements included in this Annual Report on Form 10-K. In addition, we may have to make royalty payments based on a percentage of future sales of certain products in the event regulatory approval for marketing is obtained.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part I, Item 3 and Note 22(b) “Contingencies”, in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for more information.

Inflation

The effects of inflation or changing prices have not had a material impact on our net sales, revenues or income from continuing operations for the last three years.

Off-Balance Sheet Arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently adopted accounting policies

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 expanded the Predecessor Company’s disclosures around fresh start accounting, which was implemented effective April 30, 2011 (see note 3 of the audited consolidated financial statements included in this Annual Report on Form 10-K).

In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASC

No. 718, Compensation — Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, stock options which have a fixed price denominated in the functional currency of the respective Company’s foreign operations or in the currency in which the employee is paid, does not result in the stock option being classified as a liability. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have an impact on the Predecessor Company’s financial results or financial condition.

In April 2010, the FASB issued ASU 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, providing clarification on the financial reporting impact of changes to the 2010 Health Care Reform Act. ASU 2010-12 codifies the SEC Staff’s views on encouraging registrants to incorporate the accounting effects of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Health Care Act into their financial statements.  The adoption of ASU 2010-12 did not have a material effect on the financial position, results of operations or cash flows of the Successor Company in 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have any impact on the Successor Company’s consolidated financial statement disclosures.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU No. 2010-28 had no impact on the Successor Company’s 2011 goodwill impairment test given that none of the identified reporting units had zero or negative carrying values.

Future accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The Successor Company is still assessing the potential impact that ASU No. 2011-04 may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.   The amendment is effective for fiscal and interim periods beginning on January 1, 2012. ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. The Successor Company is still assessing the impact that ASU No. 2011-05 will have on its presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350). ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. The Successor Company is still assessing the potential impact that ASU No. 2011-08 may have on its consolidated financial statements and the annual goodwill impairment test.

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

(iii)                        708,023 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction.

During the year ended December 31, 2011, certain of our executive officers were terminated. The provisions of the employment agreements for four of these executive officers included accelerated vesting of any Restricted Stock, Restricted Stock Units and stock options. In relation to the accelerated vesting of the Restricted Stock, we repurchased 34,473 common shares from the terminated executives in consideration of withholding taxes owing on the vested units. As at December 31, 2011, there were 130,208 units of restricted stock outstanding.

During the year ended December 31, 2011, we issued an additional 116,000 RSUs to certain employees and directors of the company. Of the 415,479 RSUs outstanding at December 31, 2011, 253,906 were vested, 111,573 vest one third on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the grant date and 50,000 of the RSUs vest upon the earlier of a consummation of a change of control (as defined) and December 31, 2012.

As at December 31, 2011, there were 673,523 options outstanding, of which 329,177 were vested.

Item 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2011, we had cash and cash equivalents of $22.2 million.

Interest Rate Risk

As the issuer of the $325 million of New Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25% and, consequently, the notes bore interest at a rate of approximately 5.00% at December 31, 2011 (4.05% at December 31, 2010). Based on the $325 million of floating rate debt of the Company during the year, a 100 basis point increase in the closing 3-month LIBOR rate would have impacted our interest expense by approximately $0.8 million for the year ended December 31, 2011 ($3.3 million for the year ended December 31, 2010). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from foreign currency exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro and the U.K. pound sterling. We incurred a foreign exchange gain of $1.5 million for the eight months ended December 31, 2011 and a foreign exchange loss of $0.6 million for the four months ended April 30, 2011 (year ended December 31, 2010 - $1.0 million foreign exchange gain; year ended December 31, 2009 - $1.6 million foreign exchange loss) primarily as a result of changes in the relationship of the U.S. to the Canadian dollar and Danish kroner as well as other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and account receivable to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Danish kroner, Swiss francs, Euros, and U.K. pound sterling and we earn the majority of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or monetary assets denominated in the same (or a pegged) currency. For a summary of our cash balances which are denominated in foreign currencies refer to note 7 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

Since we operate internationally and approximately 13% of our net revenue for the eight months ended December 31, 2011 and 15% of our net revenue for the four months ended April 30, 2011 (year ended December 31, 2010 — 13%; year ended December 31, 2009 — 11.4%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For purposes of specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements of a hypothetical 10% strengthening of the U.S. dollar compared with the other currencies in which we denominate product sales for the four months ended April 30, 2011 and the eight months ended December 31, 2011. Assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our product net revenue would have been negatively impacted by approximately $1.1 million for the four months ended April 30, 2011 and approximately $1.8 million for the eight months ended December 31, 2011 (year ended December 31, 2010 - $2.8 million; year ended December 31, 2009 - $2.9 million). In addition, assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our net loss would have been positively impacted by approximately $0.7 million for the four months ended April 30, 2011 and approximately $1.5 million for the eight months ended December 31, 2011 (year ended December 31, 2010 - $3.7 million; year ended December 31, 2009 - $2.4 million).

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

Management’s Report on Internal Control over Financial Reporting

Refer to Part II, Item 9A(b) of this Annual Report on Form 10-K.

Item 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                           CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures.

As required by Rules 13(a)-15(b) under the Exchange Act, our management, with the participation of our PEO and PFO, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, our PEO and PFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Interim CEO and our Senior VP Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

(c) Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item  9B.                        OTHER INFORMATION

None.

PART III

PART III

Item 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Our directors, principal officers, and their positions and ages, are set forth below. In connection with the implementation of the CCAA Plan, the current Board of Directors was designated in the Sanction Order approving the CCAA Plan.

Name	Age	Position
Donald M. Casey Jr.	52	Director(4)
Kurt M. Cellar	42	Director(4)
Jeffrey D. Goldberg (2)	46	Director(4)
Bradley S. Karro (1) (2)	50	Director(4)
Omar Vaishnavi (1) (2)	29	Director(4)
K. Thomas Bailey	43	Interim Chief Executive Officer & President
Steven Bryant	61	Executive Vice President, Sales & Marketing
Victor Diaz	51	Executive Vice President, Manufacturing Operation & Supply Chain
Tammy Neske	41	Chief Business Officer and Corporate Secretary
Jay Dent	52	Senior Vice President, Finance
Jeffrey Gross (3)	48	Senior Vice President, Research and Development

(1)                                 Member of the Company’s Audit Committee.

(2)                                 Member of the Company’s Governance, Nominating and Compensation Committee.

(3)                                 Dr. Gross ceased employment on December 31, 2011.

(4)                                 Appointed until the earlier of (a) June 30, 2013; and (b) immediately before the election or appointment of the directors elected or appointed at the third annual general meeting following the implementation of the CCAA Plan.

There are no family relationships among the directors and executive officers of the Company.

The present and principal occupations and recent employment history of each of our directors and executive officers listed above is as follows:

Donald M. Casey Jr. became a member of the Company’s board of directors on May 12, 2011. Mr. Casey is currently the Chief Executive Officer and a member of the Board at the West Wireless Health Institute where he is driving the development of a world-class research organization focused on accelerating wireless health innovations to lower health care costs.  Mr. Casey also serves on the board of directors for Blodel Inc., GlucoTech and Readan Udail. He has over 25 years of global healthcare experience and an outstanding track record in identifying and commercializing medical innovations. Previously, Mr. Casey served as Worldwide Chairman for Johnson & Johnson’s comprehensive care group and member of the Company’s Executive committee, where he oversaw its cardiovascular, diagnostic, diabetes and vision care franchises around the world. He was responsible for defining a corporate-wide comprehensive approach to chronic disease management, including leading the development of patient-centric solutions and innovations within the medical device segment for some of the world’s most pervasive conditions, including diabetes and cardiovascular disorders. Mr. Casey began his career with Johnson & Johnson in 1985, advancing into executive positions throughout the company’s consumer, pharmaceutical and medical device franchises. Mr. Casey’s 25 years of global healthcare experience and outstanding track record in identifying and commercializing medical innovations provides significant contributions to our board of directors.

Kurt M. Cellar became a member of the Company’s board of directors on May 12, 2011 and is also Co-Chairman of the Board. Since January 2008, Mr. Cellar has been a consultant and board member to companies in a variety of industries as well as a private investor. He also serves on the board of directors for Aventine Renewable Energy, Hawaiian Telcom, Six Flags Entertainment, US Concrete and Vertis Communications. Previously Mr. Cellar worked for the hedge fund Bay Harbour Management, L.C. (“Bay Harbour”). He was partner and portfolio manager from 2003 until his departure. During his tenure at Bay Harbour, the fund won many investor awards including The Absolute Return “Hedge Fund of the Year” award in 2006. Prior to Bay Harbour, Mr. Cellar was with the private equity firm Remy Investors & Consultants, Inc. Prior to that, he was a strategy consultant at LEK/Alcar. Mr. Cellar brings to our board of directors extensive financial, accounting, and investing experience and prior and ongoing board service for other public companies.

Jeffrey D. Goldberg became a member of the Company’s board of directors on May 12, 2011 and is also Co-Chairman of the Board.  Mr. Goldberg is the President of IncuMed, the technology incubator for Al Mann’s development-level companies. In that capacity he serves as the Chief Executive Officer of RoundTrip Technologies (tagging, tracking, and locating technology), the President of PerQFlo (combined insulin and pump to treat type 2 diabetes), and the Chief Executive Officer of NeuroSystec (combination drug-device to treat tinnitus). He previously served on the board of directors at PerQFlo LLC, Quallion LLC, Medical Research Products B, EZX, Inc. and Elixir Fund. Mr. Goldberg brings to our board of directors experience in all aspects of the healthcare industry business. Mr. Goldberg previously held executive management positions in the health care industry, including Advanced Bionics Corporation, Los Angeles Orthopaedic Hospital (in alliance with UCLA Healthcare), and the Doheny Eye Institute at USC’s Keck School of Medicine. He has also worked as an M&A lawyer for Occidental Petroleum Corporation, O’Melveny & Myers, LLP and McDermott Will & Emery LLP.

Bradley S. Karro became a member of the Company’s board of directors on May 12, 2011.  Mr. Karro is the founder of Hillcote Advisors, LLC, an advisory firm he started in 2007 and is also a principal at Crawford-Ross, a private equity firm focused on investing in and restructuring healthcare service companies. Prior to joining Crawford-Ross, Mr. Karro held a number of senior executive positions in the industry, most recently, serving as Executive Vice President of Caremark Rx, a prescription benefit management company. During his time at Caremark RX, he had responsibility for mergers and acquisitions, integration planning, information technology, and Medicare product development. He previously served on the board of directors at Emageon, Inc., and Cheekwood Botanical Garden Museum of Art, and currently serves on the board of directors at Nashville Predators Foundation and Vanderbilt Eye Institute.  Over the course of his career, Mr. Karro has also led one of the nation’s largest physician practice management organizations as well as a managed care company. Mr. Karro’s 25 years of healthcare industry experience provides significant contributions to our board of directors.

Omar Vaishnavi became a member of the Company’s board of directors on May 12, 2011.  Mr. Vaishnavi is currently a Senior Investment Analyst with BlueMountain Capital Management (“Blue Mountain”)  in New York, where he principally focuses on investing in credit and equities in a variety of industries. Prior to joining BlueMountain, Mr. Vaishnavi spent several years at Silver Point Capital as an investment professional with a primary focus on health care and distressed investing. Before that he was an investment banking analyst with UBS. Mr. Vaishnavi’s experience in the investment industry is an asset to the Company.

K. Thomas Bailey joined the Company in 2004, and was appointed President and Chief Executive Officer in October 2011. Prior to becoming President and Chief Executive Officer, Mr. Bailey served as the Company’s Chief Financial Officer from 2005 to 2011, and as Vice President, Business Development from 2004 to 2005.  Mr. Bailey is responsible for overseeing the Company’s business strategy, operations, corporate finance and financial planning initiatives. Mr. Bailey has over 20 years of experience working with, or for, companies in the life sciences industry, in particular in the areas of corporate finance, treasury, corporate strategy, mergers, acquisitions, alliances, and operational and balance sheet restructuring initiatives. Prior to joining the Company, Mr. Bailey worked as an investment banker, most recently as a leader of the biotechnology practice group at Credit Suisse First Boston and Donaldson, Lufkin & Jenrette.

Steven Bryant joined the Company in 2001.  Since he joined he has served as Vice President, Sales & Marketing, Senior Vice President, Sales & Marketing and now Executive Vice President, Sales & Marketing.  Mr. Bryant has over 30 years of global health care sales, marketing and operations management experience in the medical device industry. He is responsible for overseeing commercial activities for the Company’s specialty medical device product lines, including: ophthalmic, microsurgery, dental, core sutures, interventional soft tissue biopsy, private label and OEM products.  Previously, Mr. Bryant was President of IBMD International BioMedical Devices in Charleston, SC as well as a consultant and advisor to medical device companies on international acquisition, consolidation, and reorganization. He also held senior sales and marketing roles at Chiron Vision, Inc. in Irvine, CA; IntraOptics, Inc. in Boca Raton, FL; and CILCO, Inc. in Huntington, WV.

Victor Diaz joined the Company in 2007.  Since he joined he has served as Senior Vice President, Global Manufacturing & Supply Chain Management and is now Executive Vice President, Manufacturing Operation & Supply Chain.  Mr. Diaz has over 20 years experience in the healthcare, medical device, and medical instrument industries. Prior to joining the Company, Mr. Diaz was Vice President, Global Operations at Teleflex Medical. Prior to Teleflex Medical, he served as Vice President of Manufacturing at both Kendall Healthcare, a subsidiary of Tyco Healthcare, and Tyco Healthcare Respiratory.

Tammy Neske joined the Company in 2005.  Since she joined she has served as Director, Corporate Development, Vice President, Human Resources, Senior Vice President, Human Resources and now Chief Business Officer and Corporate Secretary. She has over 15 years experience building and growing technology-based organizations both organically and through acquisition, locally and globally. Prior to joining the Company, Ms. Neske worked at Ballard Power Systems, Inc. where she participated in several major transactions, restructured and integrated European operations and was responsible for providing leadership, program development and management of global compensation and employment related programs for over 1,700 employees. Prior to Ballard Power Systems, she built and led Human Resources at Mainframe Entertainment during its growth as an industry leader in CG animation for TV and film.

Jay Dent joined the Company in 2005, and was appointed the Company’s principal financial officer in December 2011. Since joining the Company, Mr. Dent has served as Vice President, Finance & Accounting from 2005 to 2006, and as Senior Vice President, Finance from 2007 to now. Prior to joining the Company, Mr. Dent worked at Ballard Power Systems Inc. as Corporate Controller. He has also held previous senior financial positions at TimberWest Forest Corp. and Fletcher Challenge Canada Ltd. Mr. Dent has over 20 years of experience in corporate finance and accounting, during which time has been involved in numerous public equity offerings, mergers, acquisitions, and corporate restructurings.

Jeffrey Gross was with the Company from 2007 to 2011.  He served as Vice President, Engineering and then Senior Vice President, Research and Development. He has over 20 years experience working in the medical device field, primarily in successive technical and leadership positions at Medtronic, Inc. and the Company. He has directed multidisciplinary teams of scientists and engineers in the Heart Valve and Spinal Biologics divisions culminating in the commercialization of numerous products. Dr. Gross has published in the Journal of Heart Valve Disease and the Journal of Thoracic and Cardiovascular Surgery, is a noted expert on the development and use of mechanical and bioprosthetic heart valves, and is the holder of numerous patents.

Code of Ethics

The Company has adopted a code of ethics for our Chief Executive Officer, Chief Financial Officer and Senior Vice President, Finance. In addition, the Company has also adopted a guide of business conduct for our employees. The current code of ethics and the guide of business conduct are available on the Company’s website at www.angiotech.com. Management reports violations of the codes and any remedial actions it has taken to the Board of Directors.

Audit Committee

In connection with the implementation of the CCAA Plan, a new Board of Directors was designated in the Sanction Order approving the CCAA Plan. A new Audit Committee was also formed at this time. The charter for the Audit Committee of the Board of Directors requires that it be comprised of at least two unrelated and independent directors. The Audit Committee is currently comprised of two members — Brad Karro (Chair) and Omar Vaishnavi.  We believe that the composition of the Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act and SEC rules and regulations.  The new Audit Committee formed post restructuring held two meetings during the eight months ended December 31, 2011. All Audit Committee members are required to be financially literate and at least one member is required to have accounting or related financial management expertise.

Our Board of Directors has determined that it has at least one audit committee financial expert serving on its Audit Committee. Mr. Brad Karro has been determined by the Board of Directors to meet the “audit committee financial expert” criteria prescribed by the rules and regulations of the SEC and is independent, as that term is defined by the Canadian and U.S. securities laws applicable to the Company.

The Audit Committee Charter is available on the Company’s website at www.angiotech.com.

Governance Nominating and Compensation Committee

A new Governance Nominating and Compensation Committee was formed in connection with the implementation of the CCAA Plan. The Governance, Nominating and Compensation Committee (for purposes of this discussion, the “Committee”) of the Board of Directors is charged, on behalf of the Board of Directors, to develop, review and approve compensation policies and practices applicable to executive officers, including determining the benchmarks, criteria and performance metrics upon which executive compensation such as base salary, annual bonuses, equity compensation and other benefits are based. The new Committee held three meetings during the eight months ended December 31, 2011. The Committee Charter is available on the Company’s website at www.angiotech.com.

Role of Executive Officers in Compensation Decisions

The Committee makes all decisions pertaining to the compensation of the Chief Executive Officer. The Committee reviews and approves recommendations for compensation awards to other executive officers presented by the Chief Executive Officer.

The Chairs of the Board of Directors and the Committee annually review the performance of the Chief Executive Officer. The Chief Executive Officer annually reviews the performance of the other executive officers. The conclusions reached and recommendations based on these reviews, including compensation awards, are presented to the Committee for review and approval. The Committee may exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

The Committee has structured the Company’s compensation programs to motivate executives to achieve the short and long-term business goals of the Company, and to reward executives for achieving such goals. In the fall of 2011, the Committee made certain changes, adding responsibility to the roles of Named Executive Officers (“NEO’s”), and awarded compensation adjustments accordingly, but otherwise left the compensation programs implemented prior to the Recapitalization Transaction, in place.

Item 11.                             EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview of Compensation Program

The Company competes in a global market for executives, management, engineers, sales and marketing, manufacturing and other professionals. Many of our professional and management candidates are sought by other attractive employers, such as multi-national medical device companies and technology companies. Our overall approach to compensation reflects our need to motivate, recruit and retain executive talent with the diversity of experience necessary to articulate and execute the critical elements of our corporate strategy and manage our operating businesses.

A new Board of Directors was designated in the Sanction Order approving the CCAA Plan.  The following description of the executive compensation program provides an overview of material elements for both the Predecessor Company and Successor Company.

As described below, the Committee approves the compensation of each of our NEO’s. In 2011, our NEOs were: Mr. Bailey, Dr. Gross (terminated on December 31, 2011), Mr. Diaz, Mr. Dent, Ms. Neske, Dr. Hunter (terminated on October 17, 2011), Mr. McMasters (terminated on July 12, 2011), and Mr. Cunliffe (terminated on July 12, 2011).

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

•                  Aligns the Company’s compensation programs with those of similarly complex medical device companies;

•                  Motivates executive performance by aligning incentive compensation programs to achieve objectives that will drive future success and enhance shareholder value; and

•                  Links a significant portion of compensation to overall corporate performance and attainment of specific value enhancing goals.

Stock Ownership Guidelines and Stock Retention Requirements

In March 2010, ownership guidelines were implemented. Under the guidelines, the Chief Executive Officer is expected to hold five times his base salary in shares, RSUs and Deferred Stock Units (“DSUs”), and other executive officers are expected to hold one times base salary in shares, RSUs and DSUs. Executive officers have 5 years from implementation of the policy to meet the requirement to comply and are expected to comply with the spirit of the guidelines.

Adjustment or Recovery of Awards upon Restatement of Financial Results

The Company implemented a compensation recovery policy in 2010. The Company will, in all circumstances deemed appropriate by the Board of Directors and to the extent permitted by governing law, require reimbursement of any cash incentive to an executive after January 1, 2010 where:

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

In each such instance, the Company will, to the extent practicable, seek to recover from the individual executive the amount by which the individual executive’s incentive payments for the relevant periods exceeded the lower payment that would have been made based on the restated financial results. Further, following a restatement of the Company’s financial statements, the Company will recover any bonuses paid to the Chief Executive Officer and the Chief Financial Officer that are required to be recovered by Section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”) for public companies.

2011 Executive Compensation Elements

For 2011, the principal components of compensation for NEOs were:

•                  Annual base salary

•                  Annual cash incentive program;

•                  Long-term incentive program

•                  Retirement savings plan

Annual Base Salary

NEOs and other employees receive a salary which provides them with a base level of income. The base salary of each NEO is reviewed annually. The level of base salary is based on the executive’s responsibilities, performance, peer group data, experience and the general economic climate. Based on a combination of these factors as well as changes in the roles and responsibilities of the NEOs, the Committee awarded salary increases in the fall of 2011 to Mr. Bailey and Mr. Diaz.  The other NEOs included in the following table were awarded salary increases by the committee of the Predecessor Company.

Name	Title	2010 Annuallized Base Salary	2011 Annuallized Base Salary	Total Percentage Increase
K. Thomas Bailey (1)	Interim Chief Executive Officer & President	$385,840	$500,000	30%
Jay Dent	Senior Vice President, Finance	$246,376	$253,767	3%
Jeffrey Gross (2)	Senior Vice President, Research and Development	$320,331	$329,941	3%
Tammy Neske	Chief Business Officer & Corporate Secretary	$296,937	$305,845	3%
Victor Diaz (3)	Executive Vice President, Manufacturing Operation and Supply Chain	$325,208	$351,712	8%

Notes:

(1)

Mr. Bailey was promoted to the position of Interim Chief Executive Officer and President on October 17, 2011. His salary was increased on April 1, 2011 to $397,415 as Chief Financial Officer and again on October 17, 2011 to $500,000 as Interim Chief Executive Officer and President.

(2)	Dr. Gross was provided a salary increase on April 1, 2011. His employment was terminated on December 31, 2011.

(3)	Mr. Diaz was promoted to Executive Vice President, Manufacturing Operation and Supply Chain. His salary was increased to $334,964 on April 1, 2011 and subsequently to $351,712.

Dr. Hunter’s employment was terminated on October 17, 2011; Mr. McMasters’s employment was terminated on July 12, 2011; and Mr. Cunliffe’s employment was terminated on July 12, 2011.

Annual Cash Incentive Program

The annual cash incentive program rewards the contribution of NEOs and other employees to the extent that we achieve important short-term corporate objectives. The NEO bonus targets established by the former Committee were not changed for 2011 with the exception of Mr. Bailey’s bonus target which was increased to 75% of base salary for the portion of 2011 during which he served as Interim Chief Executive Officer and President. Messrs. Bryant and Diaz and Ms. Neske’s bonus target were 40% of base salary. Mr. Dent’s bonus target was 30% of base salary.

At the beginning of 2011, key corporate objectives were set by the former Board of Directors to represent a broad range of activities that span the Company’s global and complex business. The 2011 corporate objectives are categorized into the following performance criteria: commercial, research and product development, operations and people. The commercial objectives included internal sales revenue targets; the research and product development objectives included new product launch and new product development activities; the operational and financial objectives included internal earnings, expense and margin goals; and the people objective was related to the engagement of the workforce. The new Board amended the weightings of certain categories to reflect the priorities of the new shareholders. Commercial objectives were re-weighted at 30%, research and product development objectives at 25%, operational and financial objectives at 35% and people objectives at 10%. The weights are intended to reflect the relative priority, importance and impact of each objective on the Company’s successes. Objectives are set with targets that represent significant “stretch” goals for the organization. Each objective is also assigned a minimum achievement target and a maximum achievement target.  After the year-end results are compiled, performance relative to the corporate objectives is measured to determine a “corporate performance result.” If an objective is achieved on target, the performance result is 100% and the annual bonus pool is funded at 100% for that objective. If the minimum achievement target is not met for an objective, the annual bonus pool will not be funded for that objective. If the minimum achievement target is met, the annual bonus pool will be funded at 50% of the target bonus pool for that objective. If the maximum achievement level is met, the annual bonus pool will be funded up to 150% of the target bonus pool for that objective. The Board of Directors gives consideration to how challenging each goal was and considers other business, commercial and organizational factors that may have impacted achievement of the goals in arriving at its final assessment of the corporate performance result.  The formula for determining the amount each NEO received under the annual bonus program is as follows:

Base Salary x Bonus Target % x Individual Performance Result x Corporate Performance Result

The individual performance result is based on each NEO’s achievement of his or her functional and individual goals and demonstrated leadership competencies as assessed by the Chief Executive Officer and Committee. The CEO’s individual goals are generally the same as the corporate objectives. The other NEOs functional and individual goals include commercial, financial, technical, scientific and special project goals specific to the NEO’s area of responsibility. The Committee and CEO do not use quantitative targets and formulas to assess individual executive performance. The Committee determines the individual performance result of the Chief Executive Officer and approves (or modifies) the recommendations made by the Chief Executive Officer for the individual performance result of the other NEOs.

For 2011, the objectives and relative achievements of those objectives were:

Area	Goal	Weight	Target	Result
Commercial	Product Revenue (excluding royalty revenue)	30%	$214MM	21%
Research & Product Dev.	Combination drug-device product milestones; Commercial launch of a medical device product; Advance pipeline of a novel device product	25%	Internal milestones	22%
Operations	Achieve key operational and financial metrics	30%	Internal metrics	50%
People	Improve employee engagement	10%	Internal metrics	13%

The 2011 corporate performance result was determined by the Committee. In determining the corporate performance result for 2011, the Committee reviewed results for each 2011 objective. Results related to the commercial objective, which consisted of internal sales goals, were slightly underachieved. Results for the research and product development objective were mixed. While the Company made progress on targeted research and product development projects and successfully launched several new products and line extensions, it did not meet all internally targeted deliverables. Results related to the operational and financial objective were exceeded. The internal earnings goal was over-achieved, the internal expense target was over-achieved and the internal margin target was achieved. The people goal related to employee engagement was slightly over-achieved. The Committee determined that a 106% score reflected the Company’s corporate performance result against its targeted achievement level.  For 2011, the Committee awarded bonuses at target, multiplied by the corporate performance result to Messrs Bailey, Bryant, Diaz and Dent which resulted in bonuses for each at 106% of target.  Ms. Neske was awarded a bonus above target resulting in a payment which was 127% of target.  Information about the dollar value of bonus awards granted for 2011 is set forth below in the Summary Compensation Table.

Long-Term Incentive Program

The purpose of the Company’s long-term incentive awards is to promote the long-term success of the Company by aligning the interests of the Company’s employees with the interests of its shareholders. The awards provide employees and executive officers an equity-based interest in the Company and thereby encourage those people to perform their duties to the best of their abilities, and to devote their time and effort to further the long-term growth and development of the Company. The awards are also intended to assist the Company in attracting and retaining individuals with superior experience and ability and providing competitive levels of compensation to such individuals. Subject to the approval of the Board of Directors, the plan allows for grants of stock options, stock appreciation rights (“SARs”), restricted stock, RSUs and DSUs. 2011 awards for NEOs were approved by the former Board of Directors and then subsequently by sanction order of the Supreme Court of British Colombia upon implementation of the CCAA plan. Awards vary among participants based on their position, performance and relative contribution. Information about the awards granted in 2011 is set forth below in the Grant of Plan-Based Awards table.

Option and restricted stock or RSUs were granted in 2011. The fair market value of Options granted to NEOs in 2011 was estimated to be $9.77 based on the black-scholes pricing model and the fair market value of both restricted stock and RSUs granted to NEOs in 2011 was estimated to be $15.17 based on the equity value resulting from the fresh-start valuation.

Long-term equity incentive awards are typically granted in early spring at the discretion of the Committee.

Angiotech Stock Option Plans

In connection with the implementation of the CCAA Plan, any options, warrants or other rights or entitlements to acquire or purchase common shares of Angiotech that were existing or issued and outstanding immediately prior to the implementation of the CCAA Plan, including any options to acquire common shares of Angiotech issued under the Company’s 2006 Stock Incentive Plan or the Company’s previous stock option plans, were cancelled and terminated without any liability, payment or other compensation in respect thereof and the Company’s 2006 Stock Incentive Plan or the Company’s previous stock option plans were terminated.

Upon completion of the Recapitalization Transaction, the Successor Company established and implemented a new equity compensation plan — the 2011 Stock Incentive Plan (“2011 SIP”). The 2011 SIP provides for the granting of Restricted Stock, RSUs, stock options, stock appreciation rights, and DSUs (collectively referred to as “Awards”) and is available to certain eligible employees, directors, consultants and advisors as determined by the Governance, Nominating and Compensation Committee of the Board of Directors. The 2011 SIP allows for a maximum of 2,130,150 shares with respect to the number of Awards that may be granted.

Retirement Savings Plans

NEOs participate in the retirement plans made available for all employees. The Company does not have a defined benefit pension plan for any of its employees or executive officers.

Other Programs

Perquisites

NEOs are eligible to participate in an executive perquisite program. The program allows NEOs to be reimbursed up to a maximum of $15,000 per year for expenses associated with a car lease, financial planning, tax advice and preparation, and health-related services.  The Company does not provide any other perquisites to NEOs.

Key Employee Incentive Program

On September 30, 2010, the Company adopted a key employee incentive program (as subsequently amended, the “KEIP”), which was designed to incentivize certain of the Company’s key employees, including the NEOs, to successfully and promptly address certain of the Company’s outstanding financial obligations by giving these key employees an incentive payment tied to the accomplishment of these goals. Pursuant to the KEIP, the cash incentive awards payable thereunder were paid in two installments upon the occurrence of each of the following performance milestones, subject to the participant’s continued employment by the Company or one of its subsidiaries through each applicable milestone date:

•                  Two-thirds (2/3) of the award was paid upon the consummation of the Recapitalization Transaction, which was met on May 12, 2011; and

•                  One-third (1/3) of the Award was paid on the date that was 90 days following such consummation or August 10, 2011.

Payments made to employees under the KEIP are included in the Bonus compensation figures found in the Summary Compensation Table.

Employment Agreements

The Company has employment agreements with each of the NEOs. The employment agreements are generally effective until terminated by the Company or the executive and provide for minimum base salary and participation by each of the NEOs in the Company’s annual bonus program, the Company’s benefit plans and the applicable retirement plans maintained by the Company. The terms of the executive employment agreements that are applicable upon termination of an NEO’s employment with the Company are summarized below in the section of this Item 11 titled “— Potential Payments Upon Termination or Change of Control.”

Summary Compensation Table for the Fiscal Year Ended December 31, 2011

The following tables contain certain information about the 2011 compensation and benefits paid or provided to each of the Chief Executive Officer, the Principal Financial Officer and the other three most highly compensated executive officers of the Company (determined based on total compensation) and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the company as at December 31, 2011 (collectively the NEOs).

Name and Principal Position	Year	Salary $ (1)	Bonus ($) (1)(2)	Stock Awards ($)	Option Awards ($) (3)	Non-equity incentive plan compensation ($) (1)(4)(5)(14)	All other compensation ($) (6)(7)(8)(9)(10)(11) (12)(13)	Total ($)
K. Thomas Bailey	2011	$436,844	$289,860	$987,628	$571,750	$249,540	$78,997	$2,614,619
	2010	$385,840	Nil	Nil	$125,004	$173,628	$90,820	$775,292
	2009	$364,000	Nil	Nil	$45,000	$127,400	$194,866	$731,266

Jay Dent	2011	$256,276	$24,638	Nil	$175,860	$82,093	$23,665	$562,532
	2010	$236,900	Nil	Nil	$28,949	$179,584	$20,842	$466,275
	2009	$207,443	Nil	Nil	$19,500	$54,350	$17,985	$299,278

Jeffrey Gross(8)	2011	$333,203	$64,066	$691,342	$357,338	$65,000	$668,056	$2,179,004
	2010	$306,066	Nil	Nil	$70,304	$111,960	$57,977	$546,307
	2009	$257,646	Nil	Nil	$39,000	$73,555	$49,624	$419,825

Tammy Neske	2011	$308,869	$118,775	$691,342	$357,338	$198,056	$29,558	$1,703,939
	2010	$272,042	Nil	Nil	$70,304	$103,784	$27,959	$474,088
	2009	$201,401	Nil	Nil	$39,000	$64,851	$23,205	$328,457

Victor Diaz	2011	$334,914	$65,042	$493,814	$357,338	$149,126	$14,987	$1,415,221
	2010	$311,852	Nil	Nil	$66,411	$117,075	$16,259	$511,597
	2009	$275,600	Nil	Nil	$27,000	$77,168	$28,246	$408,014

William L. Hunter(11)	2011	$652,428	Nil	$3,160,412	$2,144,046	Nil	$2,928,974	$8,885,859
	2010	$766,990	Nil	Nil	$240,902	$690,291	$96,549	$1,794,732
	2009	$691,769	Nil	Nil	$102,843	$363,200	$100,954	$1,258,766

David McMasters, Esq., (12)	2011	$307,593	$129,917	$691,342	$357,388	Nil	$1,255,714	$2,741,955
	2010	$487,190	Nil	Nil	$105,472	$175,388	$38,447	$806,497
	2009	$487,190	Nil	Nil	$36,000	$156,875	$35,535	$715,600

Sean Cunliffe(13)	2011	$180,477	$65,100	$691,342	$357,388	Nil	$474,051	$1,768,359
	2010	$318,635	Nil	Nil	$66,411	$117,180	$31,139	$533,364
	2009	$92,308	Nil	Nil	$18,000	$28,000	$6,519	$144,827

Notes:

(1)             Amounts paid to Mr. Dent, Dr. Gross, Ms. Neske and Dr. Hunter were paid in Canadian dollars and, for the purposes of this table, converted to U.S. dollars using the average exchange rate of 0.983, 0.971 and 0.876 for each of the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

(2)             Represents KEIP payments made to the NEOs under the KEIP. See description of the KEIP under “Other Programs” section of this Item 11.

(3)             Represents the fair value of option awards granted during the respective year calculated using the Black-Scholes option pricing model.

(4)             Non-equity incentive plan compensation for Messrs Bailey, Dent, Gross and Diaz include annual bonus accrued at December 31 but paid subsequent to December 31.

(5)             Non-equity incentive plan compensation for Ms. Neske includes annual bonus accrued at December 31 but paid subsequent to December 31 as well as an incremental bonus of $40,000 awarded and paid with respect to her promotion to Chief Business Officer.

(6)             Represents with respect to Mr. Bailey $nil of relocation allowance (2010 — nil; 2009 — $118,508); $30,000 of rent paid by the Company on behalf of the NEO (2010 - $28,531; 2009 — $25,597); $37,465 in personal tax make-whole payments (2010 - $50,757; 2009 — $38,819); and $11,532 in auto lease payments paid by the Company on behalf of the NEO (2010 - $11,532; 2009 — $11,942).

(7)             Represents with respect to Mr. Dent $12,813 of registered retirement savings plan contributions (2010 - $11,845; 2009 — $10,372); $8,845 in auto lease payments paid by the Company on behalf of the NEO (2010 - $8,441, 2009 — $7,613); and $2,006 of other miscellaneous perquisites (2010 - $556; 2009 — $nil).

(8)

Represents with respect to Dr. Gross $6,786 in auto lease payments paid by the Company on behalf of the NEO (2010 - $6,477; 2009 - $5,842); $3,306 of other miscellaneous perquisites (2010 - $2,956; 2009 — nil); $nil of relocation allowance (2010 - $48,544; 2009 - $43,783) and $657,963 of severance and severance related amounts that were accrued upon the termination of Dr. Gross on December 31, 2011.

(9)

Represents with respect to Ms. Neske $15,543 of RRSP contributions made by the Company on behalf of the NEO (2010 - $13,602; 2009 — $10,070); $13,423 in auto lease payments paid by the Company on behalf of the NEO (2010 - $12,810; 2009 — $11,554); and $692 of other miscellaneous perquisites (2010 - $1,547; 2009 — $1,581).

(10)

Represents with respect to Mr. Diaz $14,987 in auto lease payments paid by the Company on behalf of the NEO (2010 - $14,987; 2009 — $14,987); and $nil of 401K contributions made by the company on behalf of the NEO (2010 - $1,272; 2009 — $13,259).

(11)

Represents with respect to Dr. Hunter $46,505 of costs related to reimbursement of family travel costs (2010 - $33,842; 2009 — $52,488); $15,802 in auto lease payments paid by the Company on behalf of the NEO (2010 - $22,915; 2009 — $20,665); $20,694 of RRSP contributions made by the Company on behalf of the NEO (2010 - $20,775; 2009 — $17,294); $18,778  of other miscellaneous perquisites (2010 - $96,549; 2009 — $10,507); and $2,603,092 in amounts related to the estimated contractual severance entitlement pertaining to the termination of Dr. Hunter on October 17, 2011.

(12)

Represents with respect to Mr. McMasters $24,750 of rent paid by the Company on behalf of the NEO (2010 - $38,447; 2009 — $33,625); $nil of other miscellaneous perquisites (2010 - $nil; 2009 — $1,910); and $1,230,964 of severance and other severance related payments upon the termination of Mr. McMasters on July 12, 2011.

(13)

Represents with respect to Mr. Cunliffe $7,944 in auto lease payments paid by the Company on behalf of the NEO (2010 - $15,000; 2009 — $3,750); $9,800 of 401K contributions made by the company on behalf of the NEO (2010 - $11,139; 2009 — $2,769); and $456,308 of severance and other severance related payments upon the termination of Mr. Cunliffe on July 12, 2011.

Grant of Plan-Based Awards

All amounts are expressed in U.S. Dollars unless otherwise noted.

		Estimated Future Payouts Under Non- Equity Incentive Plans			All Other Stock Awards; Number of Share of Stock or	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option Awards		Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum($)	Units (#)	Options (#)	($/Sh)		Awards (1)
K. Thomas Bailey	5/12/2011	Nil	Nil	Nil		58,521		$20.00		$9.77
	5/12/2011	Nil	Nil	Nil	65,104			$—		$15.17
Jay Dent	5/12/2011	Nil	Nil	Nil		18,000		$20.00		$9.77
	9/12/2011	Nil	Nil	Nil	4,000			$—		$—
Jeffrey Gross	5/12/2011	Nil	Nil	Nil		36,575		$20.00		$9.77
	5/12/2011	Nil	Nil	Nil	45,573			$—		$15.17
Tammy Neske	5/12/2011	Nil	Nil	Nil		36,575		$20.00		$9.77
	5/12/2011	Nil	Nil	Nil	45,573			$—		$15.17
Victor Diaz	5/12/2011	Nil	Nil	Nil		36,575		$20.00		$9.77
	5/12/2011	Nil	Nil	Nil	32,552			$—		$15.17
William L. Hunter	5/12/2011 5/12/2011	Nil Nil	Nil Nil	Nil Nil	208,333	219,452	$ $	20.00 —	$ $	9.77 15.17
David McMasters, Esq.	5/12/2011 5/12/2011	Nil Nil	Nil Nil	Nil Nil	45,573	36,575	$ $	20.00 —	$ $	9.77 15.17
Sean Cunliffe	5/12/2011	Nil	Nil	Nil		36,575		$20.00		$9.77
	5/12/2011	Nil	Nil	Nil	45,573			$—		$15.17

Note:

(1)                   Represents the grant date fair value of option awards, restricted stock and RSUs granted during the respective year calculated using the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year-End

The table below shows option awards to NEOs outstanding as of December 31, 2011. All exercise prices are denoted in Canadian dollars unless otherwise specified.

	Option Awards(1)						Stock Awards(1)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity incentive plan awards: number ofunearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested ($)
K. Thomas Bailey	5/12/2011	—	58,521	—	$20.00	5/12/2018	5/12/2011	65,104	$987,628	—	—
Jay Dent	5/12/2011	—	18,000	—	$20.00	5/12/2018	9/12/2011	4,000	$0	—	—
Jeffrey Gross	5/12/2011	36,575	—	—	$20.00	5/12/2018	—	—	—	—	—
Tammy Neske	5/12/2011	—	36,575	—	$20.00	5/12/2018	5/12/2011	45,573	$691,342	—	—
Victor Diaz	5/12/2011	—	36,575	—	$20.00	5/12/2018	5/12/2011	32,552	$493,814	—	—
William L. Hunter,	5/12/2011	219,452	—	—	$20.00	5/12/2018	—	—	—	—	—
David McMasters, Esq.,	5/12/2011	36,575	—	—	$20.00	5/12/2018	—	—	—	—	—
Sean Cunliffe	5/12/2011	36,575	—	—	$20.00	5/12/2018	—	—	—	—	—

(1) Options vest in thirds on each of the 1st, 2nd and 3rd anniversary date of the grant date. Vesting and exercise rights cease immediately upon termination of employment for cause and voluntary termination. In the case of termination without cause, all options, restricted stock and RSUs granted to NEOs are immediately considered vested and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term. In the event of death, disability or retirement, vesting rights cease upon death, disability or retirement and exercise of previously vested awards cease after 365 days or the expiration of the option, whichever is earlier.

Option Exercises and Stock Vested in 2011

There were no options exercised by NEOs during the last completed fiscal year. Restricted stock with a fair market value of $15.17 per unit, vested upon the employment termination of the following NEOs:

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David McMasters, Esq.	45,573	$691,342
Sean Cunliffe	45,573	$691,342

RSUs in the amount of 208,333 and with a fair market value on grant date of $3,160,412 vested to Dr. Hunter upon his termination on October 17, 2011. RSUs in the amount of 45,573 and with a fair market value on grant date of $691,342 vested to Dr. Gross upon his termination on December 31, 2011. The underlying common shares have not yet been issued to either of Dr. Hunter or Dr. Gross as the vested RSUs have not yet been exercised.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the NEOs in the event of termination of such executive’s employment. The amount of compensation payable to each NEO upon voluntary termination, involuntary without-cause termination, termination following a change of control, termination by executive for good reason and in the event of death of the executive is also shown below. The amounts shown assume that such termination was effective as of December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The amounts shown below assume a share price of $15.17 based on the equity value resulting from the fresh-start valuation. The actual amounts to be paid out can only be determined at the time of the executive’s separation from the Company.

Mr. Bailey, Mr. Diaz, Mr. Dent, Ms. Neske, Dr. Gross, Mr. Cunliffe, and Mr. McMasters

Under the terms of the executive employment agreements of Messrs. Bailey, Diaz, Dent, Gross, Cunliffe, McMasters and Ms. Neske, if the executive is terminated for any reason other than for cause or resigns for good reason, regardless of whether a change of control has occurred he or she will receive:

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

•

Outstanding equity shall be fully vested and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term;

•

Following a Change of Control, in the event that any payment made by the Company to executive is subject to excise tax under Section 4999 of the Code and the reduction of the amounts payable to the maximum amount that could be paid by the Company without triggering the excise tax would provide executive with a greater after-tax amount than if such amounts were not reduced, then the amounts payable to executive will be reduced to the safe harbor cap; and

•

The Company’s obligation to provide the foregoing payments and benefits is conditional on the executive’s ongoing compliance with all applicable post-employment obligations which, among other things, restricts competitive activity for one year following termination date.

Dr. Hunter

Termination Without Cause or Termination by Dr. Hunter for Good Reason:

•

Under the terms of his employment agreement, if Dr. Hunter’s employment is terminated without cause or Dr. Hunter terminates his employment for good reason,, Dr. Hunter will receive a lump sum severance payment equivalent to 12 months’ salary, plus an amount equal to the average annual bonus payments received in the previous three years; and monthly payments equivalent to one-half of monthly salary for 24 months, plus an additional amount equivalent to the average annual bonus payments received in the previous three years paid in 24 equal monthly installments. Health and certain other benefits will also be continued for 24 months, or Dr. Hunter will receive an amount equal to the cost to the Company of providing those benefits. The Company’s obligation to provide the foregoing payments and benefits is conditional on Dr. Hunter signing a release acceptable to the Company, acting reasonably and his compliance with a Confidentiality, Inventions and Non Competition Agreement, which, among other things, restricts competitive activity for one year following the termination date.

•

Outstanding equity shall be fully vested and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange, then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term

The following table shows the potential payments upon termination for Mr. Bailey, Mr. Diaz, Mr. Dent and Ms. Neske. Payments upon termination will be calculated in accordance with each executive’s employment agreement. For Messrs Bailey and Diaz, actual payments received for termination without cause following a Change of Control will be reduced to the Safe Harbor Cap if such after tax amount is greater than the after tax amounts subject to Section 4999 that the executive would otherwise receive. By way of side letter, Mr. Bailey has agreed that the base salary to be used in calculating payments upon termination would be his former base salary (as CFO) of $397,415.

Since Mr. Cunliffe, Mr. McMasters, Dr. Hunter and Dr. Gross’s employment was terminated in 2011, they are not included in the chart below. Specific information about the benefits each of them received upon termination follows this chart.

	Voluntary Termination	For Cause Termination	Termination without Cause or Termination by Executive with Good Reason	Death
K. Thomas Bailey
Lump Sum Severance	$—	$—	$794,830	—
Bonus for Fiscal Year of Termination	—	—	249,540	249,540
Lump Sum Compensation for Loss of Benefits	—	—	38,000	—
Exercise of Vested Options	—	—	—	—
Exercise of Unvested or Accelerated Options			—
Exercise of Unvested or Accelerated RSU’s	—	—	987,628
Total	$—	$—	$2,069,998	249,540

Tammy Neske
Lump Sum Severance	$—	$—	$611,690	—
Bonus for Fiscal Year of Termination	—	—	129,678	129,678
Lump Sum Compensation for Loss of Benefits	—	—	36,000	—
Exercise of Vested Options	—	—	—
Exercise of Unvested or Accelerated Options			—
Exercise of Unvested or Accelerated RSU’s	—	—	691,342	—
Total	$—	$—	$1,468,711	129,678

Victor Diaz
Lump Sum Severance	$—	$—	$586,187	—
Bonus for Fiscal Year of Termination	—	—	149,126	149,126
Lump Sum Compensation for Loss of Benefits	—	—	32,000	—
Exercise of Vested Options	—	—	—
Exercise of Unvested or Accelerated Options			—
Exercise of Unvested or Accelerated RSU’s	—	—	493,814
Total	$—	$—	$1,261,126	149,126

Jay Dent
Lump Sum Severance	$—	$—	$507,534	—
Bonus for Fiscal Year of Termination	—	—	80,698	80,698
Lump Sum Compensation for Loss of Benefits	—	—	36,000	—
Further Lump Sum	—	—	—	—
Exercise of Vested Options	—	—	—
Exercise of Unvested or Accelerated Options			—
Exercise of Unvested or Accelerated RSU’s	—	—	—	—
Total	$—	$—	$624,232	80,698

Mr. Cunliffe

Mr. Cunliffe’s employment was terminated without cause by the Company, effective July 12, 2011. Under the terms of his employment agreement, Mr. Cunliffe executed a release and waiver of claims in favor of the Company and received cash severance payments and benefits in the total amount of $417,143, which consisted of the following payments and benefits:

•	14 months Base Salary	$391,143
•	Lump sum compensation for benefits	$26,000

The Committee did not award a cash bonus for 2011to Mr, Cunliffe.

In accordance with the terms of his employment agreement, Mr. Cunliffe’s 45,573 units of restricted stock valued at $691,342 at the time of termination and 36,575 stock options with exercise price of $20 became fully vested as of the date of termination and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange, then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term.

Mr. McMasters

Mr. McMasters’ employment was terminated without cause by the Company, effective July 12, 2011. Under the terms of his employment agreement, Mr. McMasters executed a release and waiver of claims in favor of the Company and received cash severance payments and benefits in the total amount of $1,047,612, which consisted of the following payments and benefits:

•	24 months Base Salary	$1,003,612
•	Lump sum compensation for benefits	$44,000

The Committee did not award a cash bonus for 2011to Mr. McMasters.

In accordance with the terms of his employment agreement, Mr. McMasters’ 45,573 units of restricted stock valued at $691,342 at the time of termination and 36,575 stock options with exercise price of $20 became fully vested as of the date of termination and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange, then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term.

Dr. Gross

Dr. Gross’s employment was terminated without cause by the Company, effective December 31, 2011. Under the terms of his employment agreement, Dr. Gross executed a release and waiver of claims in favor of the Company and received cash severance payments and benefits in the total amount of $581,902, which consisted of the following payments and benefits:

•	20 months Base Salary	$549,902
•	Lump sum compensation for benefits	$32,000

The Committee awarded a cash bonus for 2011to Dr. Gross in the amount of $65,000.

In accordance with the terms of his employment agreement, Dr. Gross’s 45,573 restricted stock units valued at $691,342 at the time of termination and 36,575 stock options with exercise price of $20 became fully vested as of the date of termination and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange, then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term.

Dr. Hunter

Dr. Hunter’s employment was terminated by the Company, effective October 17, 2011. Dr. Hunter is entitled to cash payments as follows:

•	12 months’ salary plus an amount equal to the average of annual bonus payments received by Dr. Hunter in the previous three years of employment	$1,188,950
•	Monthly payment equivalent to one half base salary and an amount equivalent to the average of annual bonus payments received by Dr. Hunter in the previous three years of employment for 24 months following termination date, in total	$1,188,950
•	Payment of an amount equal to the cost to the Company for 24 months for providing benefits set out in the employment agreement, in total	$225,192

In accordance with the terms of his employment agreement, Dr. Hunter’s 208,333 restricted share units valued at $3,160,411 at the time of termination and 219,452 stock options with exercise price of $20 became fully vested as of the date of termination and may be exercised until the earlier of the one year anniversary of termination or the last day of the term of the option, provided however that if the underlying stock applicable to any award is not traded on a public exchange, then awards shall remain exercisable until the first to occur of the one year anniversary of underlying stock becoming publicly tradable or the last day of the original term.

Dr. Hunter has demanded higher amounts.

Compensation of Directors

Amounts the Predecessor Company paid to non-executive directors during the four months ended April 30, 2011 are presented in the table below.

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($)	Non equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
David T. Howard	$32,750	—	—	—	—	—	$32,750
Arthur H. Willms	$27,750	—	—	—	—	—	$27,750
Edward M. Brown	$22,750	—	—	—	—	—	$22,750
Henry McKinnell	$27,750	—	—	—	—	—	$27,750
Laura Brege	$16,750	—	—	—	—	—	$16,750

Notes:

(1)                   Includes fees for Board of Directors and committee membership.

Amounts the Successor Company paid to non-executive directors during the eight months ended December 31, 2011 are presented in the table below.

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($)	Non equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Jeffrey D. Goldberg	$62,500	204,795	—	—	—	—	$267,295
Kurt M. Cellar	$62,500	204,795	—	—	—	—	$267,295
Bradley S. Karro	$51,563	163,836	—	—	—	—	$215,399
Donald M. Casey Jr	$46,875	163,836	—	—	—	—	$210,711
Omar Vaishnavi	$46,875	163,836	—	—	—	—	$210,711

Notes:

(1)                   Includes fees for Board of Directors and committee membership.

For the eight months ended December 31, 2011, the Successor Company paid each non-executive director in quarterly installments as follows:

Chair of the Board of Directors retainer	$100,000 per annum
Board of Directors member retainer	$75,000 per annum
Committee Chair retainer	$7,500 per annum

Upon initially being elected or appointed to the Board of Directors, each independent director will be granted 12,000 RSUs and the Board Chairs receive 15,000 RSUs. On an annual basis thereafter, occurring at the time of the annual general meeting of the Company, if he or she continues to be an independent director of the Company, he or she will be granted 6,000 RSUs.  The RSUs typically vest in thirds over three years. For the eight months ended December 31, 2011, the independent directors of the Company were paid approximately $270,313 in aggregate cash fees for their service on the Board of Directors. Independent directors of the Company were issued 66,000 RSUs during the eight months ended December 31, 2011 with an aggregate fair market value of $901,098.

Compensation Committee Interlocks And Insider Participation

The Governance, Nominating and Compensation Committee serves as the compensation committee of the Board of Directors.  Its members are Jeffrey Goldberg, Omar Vaishnavi and Don Casey.  No member of the Governance, Nominating and Compensation Committee is or has been an executive officer or employee of the Company. None of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Governance, Nominating and Compensation Committee during the eight months ended December 31, 2011.

Report of the Governance, Nominating and Compensation Committee

The Company’s Compensation Discussion and Analysis is included in this Annual Report on Form 10-K. The Company has the primary responsibility for the Compensation Discussion and Analysis.

On behalf of the Board of Directors, the Governance, Nominating and Compensation Committee oversees the development, review and approval of the Company’s compensation program for executive officers. As part of this responsibility, the Governance, Nominating and Compensation Committee has reviewed and discussed with the Company’s management the contents of the Compensation Discussion and Analysis. Based on its review and discussion, and subject to the limitations on the role and responsibility of the Governance, Nominating and Compensation Committee, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K and incorporated into the Company’s Proxy Statement for the eight months ended December 31, 2011.

THE GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE

Jeffrey Goldberg

Omar Vaishnavi

Don Casey

Item 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets out information relating to the Company’s equity compensation plans in place at December 31, 2011. The only equity compensation plans the Successor Company has are the 2011 Stock Incentive Plan, pursuant to which the Company grants stock options, restricted stock, and RSUs in U.S. dollars. The 2011Stock Incentive Plan is described above under “Executive Compensation — Angiotech Stock Option Plans.”

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders:
2011 Stock Incentive Plan — Stock Options	673,523		$20.00
2011 Stock Incentive Plan — Restricted Stock	130,208	$	nil
2011 Stock Incentive Plan — Restricted Share Units	415,479	$	nil
Total	1,219,210			819,794

Security Ownership of Certain Beneficial Owners and Management

The authorized capital of the Company consists of an unlimited number of common shares without par value.

As of March 29, 2012, there were 12,556,673 common shares issued and outstanding.

Beneficial Owners of More than Five Percent

As of March 29, 2012, to the knowledge of the directors and executive officers of the Company, no person or group beneficially owns, directly or indirectly, or exercises control or direction over, greater than 5% of any class of voting securities of the Company other than the following:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (owned or controlled or directed, directly or indirectly)	% of Class (1)
Common	JP MORGAN CLEARING CORP	3,687,950	29.4%
Common	JEFFERIES & COMPANY INC	1,547,750	12.3%
Common	COURAGE SPECIAL SITUATIONS MASTER FUND LP	1,395,204	11.1%
Common	JPMORGAN CHASE BANK NATIONAL ASSOCIATION	902,250	7.2%
Common	SILVER POINT LUXEMBOURG PLATFORM SARL	864,600	6.9%

Notes:

(1)                   In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 12,556,673 common shares outstanding as of March 29, 2012, plus any securities held by such person exercisable for or convertible into common shares within 60 days after the date of this Annual Report on Form 10-K.

Beneficial Ownership of Directors and Named Executive Officers

As at March 29, 2012, the number of common shares beneficially owned by each director and NEO of the Company, or over which each director and NEO exercises control or direction, directly or indirectly, is set out in the following table:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership (owned or controlled or directed, directly or indirectly)	% of Class (1)
Common	K. THOMAS BAILEY	41,208	0.3%
Common	JAY DENT	6,000	0.0%
Common	JEFFREY GROSS	82,148	0.6%
Common	TAMMY NESKE	27,383	0.2%
Common	VICTOR DIAZ	23,042	0.2%
Common	WILLIAM L. HUNTER	427,785	3.3%
Common	DAVID D MCMASTERS	65,633	0.5%
Common	SEAN CUNLIFFE	64,190	0.5%

Notes:

(1)                   In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 12,556,673 shares outstanding as of March 29, 2012, plus any securities held by such person exercisable for or convertible into common shares within 60 days after the date of this Annual Report on Form 10-K.

As of March 29, 2012, directors and executive officers of the Company beneficially owned or exercised control or direction over, directly or indirectly, 784,815 common shares representing approximately 6.1% of the outstanding common shares in the aggregate.

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

As of March 29, 2012, the Company is not aware of any proceeding or action involving a director, executive officer or nominee which would be adverse to the Company.

Director Independence

Although our common shares are not registered or listed for trading on a national securities exchange or an automated inter-dealer quotation system of a national securities association that has a requirement that a majority of its Board of Directors be independent, we review and take into consideration the director independence criteria required by the NASDAQ Stock Market in determining the independence of our directors.  Under NASDAQ Stock Market rules, the independence of a director is determined based upon certain criteria which evaluate whether the director has a relationship with the Company that would interfere with the exercise of the director’s independent business judgment. At present, we believe that all five of the Company’s directors would be considered independent under these rules.

The charters of both the Audit Committee and the Governance, Nominating, and Compensation Committee of the Board of Directors stipulate that each be comprised of at least two directors, each of whom is independent. The Audit Committee is currently comprised of two members — Bradley Karro (Chair) and Omar Vaishnavi.  All of the members of the Audit Committee are independent. The Governance, Nominating and Compensation Committee is currently comprised of three members — Jeffrey Goldberg (Chair), Omar Vaishnavi and Don Casey.  Each of the members of the Governance, Nominating and Compensation Committee is independent.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of PricewaterhouseCoopers LLP, Chartered Accountants, of 250 Howe Street, Vancouver, British Columbia (“PWC”) served as independent auditors for the Company for the fiscal years ended December 31, 2010 and 2011. PWC was first appointed as independent auditors of the Company on June 8, 2006. The Audit Committee pre-approves all services provided by PWC.

The aggregate fees for professional services rendered by the independent auditors, PWC, for the Company for the years ending December 31, 2011 and December 31, 2010 totaled $1,801,475 and $1,835,643, respectively, as detailed in the following table. All amounts are in U.S. dollars and have been converted from Canadian dollars using an average foreign exchange rate for the period indicated:

(in U.S. dollars)	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit and Audit-Related Fees	$1,727,600	$1,611,746
Tax Fees	60,000	$69,519
All Other Fees	13,875	$154,378
TOTAL	$1,801,475	$1,835,643

The nature of the services provided by PWC under each of the categories indicated in the foregoing table is described below.

Audit Fees

Audit fees were for professional services rendered for the audit of the Company’s annual financial statements, quarterly reviews of interim financial statements and services provided in connection with regulatory filings or engagements.

For the year ended December 31, 2010, audit fees also included an audit of internal controls over financial reporting requirements in accordance with Section 404 of SOX.

Additional audit related fees were also incurred in 2011 related to the Company’s implementation of the Recapitalization Transaction and fresh start accounting on April 30, 2011.

Tax Fees

Tax fees were for tax compliance, tax advice and tax planning professional services. These services consisted of tax compliance, including the review of tax returns and tax planning and advisory services relating to common forms of domestic and international taxation (i.e. income tax, capital tax, goods and services tax, value added tax and payroll tax).

All Other Fees

In 2011, “All Other Fees” were minimal and primarily related to auditor consents required for the Company’s Form S-8 filing.

Pre-approval Policies and Procedures

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent auditors and has established pre-approval policies and procedures. All audit and permissible non-audit fees are pre-approved by the Audit Committee on a project-by-project basis. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent auditors could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related and tax fees for 2011 and 2010.

PART IV

Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                  The following documents are included as part of this Annual Report on Form 10-K.

(1)                  Financial Statements:

Page †
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010, and 2009.	F-3
Consolidated Statements of Shareholders’ (Deficit) Equity as of December 31, 2011, 2010 and 2009.	F-4
Consolidated Statements of Cash Flows for the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010 and 2009.	F-5
Notes to Consolidated Financial Statements	F-6

†                          Page numbers refer to Exhibit 13 of this Annual Report on Form 10-K.

(2)                  Financial Statement Schedule:

Page †
Schedule II — Valuation of Qualifying Accounts for the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010 and 2009.	F-53

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

Exhibit	Description	Location

3.1	Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3.3, Form 8-K filed on May 16, 2011

3.2	First amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 12, 2011	Exhibit 3.1, Form 8-K filed on May 16, 2011

3.3	Second amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 16, 2011	Exhibit 3.2, Form 8-K filed on May 16, 2011

4.1	Indenture dated March 23, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for 7.75% Senior Subordinated Notes due 2014	Exhibit 99.2, Form 6-K filed April 3, 2006

4.2	Indenture dated December 11, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for Senior Floating Rate Notes due 2013	Exhibit 2, Form 6-K filed December 15, 2006

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

4.5

Indenture, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc. certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for senior floating rate notes due 2013

Exhibit 4.1, Form 8-K filed May 16, 2011

4.6

Supplemental indenture, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for senior floating rate notes due 2013

Exhibit 4.2, Form 8-K filed May 16, 2011

4.7	Supplemental Indenture, dated October 29, 2010, between Angiotech Pharmaceuticals, Inc. and U.S. Bank National Association, relating to the Company’s 7.75% Subordinated Notes.	Exhibit 10.3, Form 8-K filed November 2, 2010

4.8	Supplemental Indenture, dated November 29, 2010, between Angiotech Pharmaceuticals, Inc. and U.S. Bank National Association, relating to the Company’s 7.75% Subordinated Notes.	Exhibit 10.3, Form 8-K filed December 2, 2010

4.9	Supplemental Indenture, dated December 21, 2010, between Angiotech Pharmaceuticals, Inc. and U.S. Bank National Association, relating to the Company’s 7.75% Subordinated Notes.	Exhibit 10.1, Form 8-K filed December 23, 2010

4.10	Supplemental Indenture, dated January 27, 2011, between Angiotech Pharmaceuticals, Inc. and U.S. Bank National Association, relating to the Company’s 7.75% Subordinated Notes.	Exhibit 10.3, Form 8-K filed January 28, 2011

10.7

Credit Agreement, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc. as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Finance, LLC as arranger and administrative agent.

Exhibit 10.1, Form 8-K filed May 16, 2011

10.8	First Amendment to Credit Agreement dated July 14, 2011	Exhibit 10.1, Form 8-K filed July 20, 2011

by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Financial, LLC as arranger and administrative agent.

10.9	License Agreement by and among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation and Cook Incorporated, dated as of July 9, 1997	Exhibit, Form 20-FR filed October 5, 1999

10.10

September 24, 2004 Amendment Between Angiotech Pharmaceuticals, Inc. and Cook Incorporated Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated**

Exhibit 10.3, Form 10-K filed March 16, 2009

10.11

May 20, 2010 Amendment between Angiotech Pharmaceuticals, Inc. and Cook Incorporated to the July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated.**

Exhibit 10.1, Form 10-Q filed August 9, 2010

10.12

Distribution and License Agreement by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.5, Form 10-K filed March 16, 2009

10.13

Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.6, Form 10-K filed March 16, 2009

10.14

Amendment No. 1 dated December 23, 2004 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

Exhibit 10.7, Form 10-K filed March 16, 2009

10.15

Amendment No. 1 dated January 21, 2005 to Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

Exhibit 10.8, Form 10-K filed March 16, 2009

Exhibit	Description	Location

10.16

Amendment No. 2 dated October 8, 2007 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003**

Exhibit 10.9, Form 10-K filed March 16, 2009

10.17

Amended and Restated Distribution and License Agreement by and among Angiotech Pharmaceuticals (U.S.) Inc., Angiodevice International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A, dated as of January 1, 2009**

Exhibit 10.1, Form 10-Q filed May 8, 2009

10.18	License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**	Exhibit 10.11, Form 10-K filed March 16, 2009

10.19

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

10.20

Second Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated May 23, 2007 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997**

Exhibit 10.13, Form 10-K filed March 16, 2009

10.21	License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**	Exhibit 10.14, Form 10-K filed March 16, 2009

10.22

Amendment to License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated February 27, 2004, modifying the License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997**

Exhibit 10.15, Form 10-K filed March 16, 2009

10.23*	Form of U.S. Director Indemnification Agreement	Exhibit 10.2, Form 8-K filed October 4, 2010

10.24*	Form of Canadian Director Indemnification Agreement	Exhibit 10.3, Form 8-K filed October 4, 2010

10.25*	Form of U.S. Executive Indemnification Agreement	Exhibit 10.4, Form 8-K filed October 4, 2010

10.26*	Form of Canadian Executive Indemnification Agreement	Exhibit 10.5, Form 8-K filed October 4, 2010

10.27*	Form of William L. Hunter Indemnification Agreement	Exhibit 10.6, Form 8-K filed October 4, 2010

10.28*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and William L. Hunter, dated April 23, 2004	Exhibit 10.19, Form 10-K filed March 16, 2009

10.29	Amendment to Executive Employment Agreement with William L. Hunter, M.D.	Exhibit 10.1, Form 8-K filed April 5, 2011

10.30*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and K. Thomas Bailey, dated August 8, 2007**	Exhibit 10.20, Form 10-K filed March 16, 2009

10.31*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and David D. McMasters, dated October 30, 2007**	Exhibit 10.21, Form 10-K filed March 16, 2009

10.32*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Rui Avelar, dated October 15, 2007	Exhibit 10.22, Form 10-K filed March 16, 2009

10.33*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Steve Bryant, dated June 11, 2009**	Exhibit 10.3, Form 10-K filed March 16, 2011
	Form of Amendment to Executive Employment Agreement	Exhibit 10.2, Form 8-K filed on April 5, 2011

10.36*	Angiotech Pharmaceuticals, Inc. 2006 Stock Option Plan	Exhibit 10.28, Form 10-K filed March 16, 2009

Exhibit	Description	Location

10.37*	American Medical Instruments Holdings, Inc. 2003 Stock Option Plan	Exhibit 10.29, Form 10-K filed March 16, 2009

10.38	Angiotech Pharmaceuticals, Inc. 2011 Stock Incentive Plan	Exhibit 10.3, Form 8-K filed May 16, 2011

10.39	Form of Restricted Share Unit Award Agreement (for Canadian participants)	Exhibit 10.4, Form 8-K filed May 16, 2011

10.40	Form of Restricted Stock Award Agreement (for U.S. participants)	Exhibit 10.5, Form 8-K filed May 16, 2011

10.41	Form of Stock Options/SAR Award Agreement (for Canadian participants)	Exhibit 10.6, Form 8-K filed May 16, 2011

10.42	Form of Stock Options/SAR Award Agreement (for U.S. participants)	Exhibit 10.7, Form 8-K filed May 16, 2011

10.43	Agreement and Plan of Merger, dated as of May 25, 2006, by and among Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc., Quaich Acquisition, Inc. and Quill Medical, Inc.	Exhibit 10.4, Form 8-K filed November 2, 2010

10.44	Settlement Agreement, dated January 27, 2011, among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries, QSR Holdings, Inc. and the other signatories thereto.	Exhibit 10.4, Form 8-K filed January 28, 2011

10.47	Settlement and License Termination Agreement, dated as of February 16, 2011, by and between Angiotech Pharmaceuticals (US), Inc. and Rex Medical, LP.	Exhibit 10.1, Form 8-K filed February 18, 2011

10.50	Recapitalization Support Agreement, dated as of October 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed November 2, 2010

10.51	Agreement to Amend the Recapitalization Support Agreement, dated November 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed December 2, 2010

10.52	Second Agreement to Amend the Recapitalization Support Agreement, dated December 15, 2010, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed December 17, 2010

10.53	Third Agreement to Amend the Recapitalization Support Agreement, dated January 11, 2011, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed January 13, 2011

10.54	Fourth Agreement to Amend the Recapitalization Support Agreement, dated January 27, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed January 28, 2011

10.55	Fifth Agreement to Amend the Recapitalization Support Agreement, dated February 7, 2011, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.2, Form 8-K filed February 10, 2011

10.56

Sixth Agreement to Amend the Recapitalization Support Agreement, dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of senior subordinated notes signatory thereto.

Exhibit 10.1, Form 8-K filed April 25, 2011

10.57	Floating Rate Note Support Agreement, dated as of October 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed November 2, 2010

10.58	Agreement to Amend the Floating Rate Note Support Agreement, dated as of November 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed December 2, 2010

10.59	Second Agreement to Amend the Floating Rate Note Support Agreement, dated as of December 15, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed December 17, 2010

10.60	Third Agreement to Amend the Floating Rate Note Support Agreement, dated as of January 11, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed January 13, 2011

Exhibit	Description	Location

10.61	Fourth Agreement to Amend the Floating Rate Note Support Agreement, dated as of January 27, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed January 28, 2011

10.62	Fifth Agreement to Amend the Floating Rate Note Support Agreement, dated as of February 7, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.1, Form 8-K filed February 10, 2011

10.63	Sixth Agreement to Amend the Floating Rate Note Support Agreement, dated as of February 22, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.1, Form 8-K filed February 24, 2011

10.64

Seventh Agreement to Amend the Floating Rate Note Support Agreement dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of the senior floating rate notes signatory thereto.

Exhibit 10.2, Form 8-K filed April 25, 2011

10.65	Registration Rights Agreement, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc. and the investors party thereto.	Exhibit 10.2, Form 8-K filed May 16, 2011

10.66

Second Amendment to Credit Agreement dated March 12, 2012, by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Financial, LLC as arranger and administrative agent.

Exhibit 10.1, Form 8-K filed March 16, 2012

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and SVP Finance	Exhibit 14.1, Form 10-K filed March 16, 2010

14.2	Guide of Business Conduct	Exhibit 14.2, Form 10-K filed March 16, 2010

21	List of Worldwide Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of PEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of PFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of PEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of PFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	XBRL Interactive Data File	Filed herewith

**                   portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: March 29, 2012	By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitute and appoint K. Thomas Bailey, Chief Executive Officer, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Angiotech Pharmaceuticals, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ K. THOMAS BAILEY	Chief Executive Officer and Chief Financial Officer	March 29, 2012
K. Thomas Bailey	(Principal Executive Officer)

/S/ JAY DENT	Senior Vice President, Finance	March 29, 2012
Jay Dent	(Principal Financial Officer)

/S/ JEFF D. GOLDBERG	Co - Chairman of the Board of Directors	March 29, 2012
Jeff D. Goldberg

/S/ KURT M. CELLAR	Co — Chairman of the Board of Directors	March 29, 2012
Kurt M. Cellar

/S/ BRADLEY S. KARRO	Director	March 29, 2012
Bradley S. Karro

/S/ DONALD M. CASEY JR.	Director	March 29, 2012
Donald M. Casey Jr.

/S/ OMAR VAISHNAVI	Director	March 29, 2012
Omar Vaishnavi

Report of Independent Registered Public Accounting Firm

To the Shareholders of Angiotech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Angiotech Pharmaceuticals, Inc. (“the Company”) and its subsidiaries as of December 31, 2011 (Successor Company) and the related consolidated statements of operations, shareholders’ equity and cash flows for the eight months ended December 31, 2011.  In addition, we audited the financial statement schedule for the eight months ended December 31, 2011 listed in the index appearing under Item 15 (a)(2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angiotech Pharmaceuticals, Inc. and its subsidiaries as at December 31, 2011 and the results of their operations and their cash flows for the eight months ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Supreme Court of British Columbia and the United States Bankruptcy Court for the District of Delaware confirmed the Company’s plan of reorganization on April 6, 2011 and April 7, 2011, respectively.  The confirmation of the plan resulted in the discharge of all claims against the Company and certain of its subsidiaries that arose before January 28, 2011 and substantially terminates all rights and interests of pre-existing equity security holders as provided for in the plan.  The plan of reorganization became effective and the Company and the respective subsidiaries emerged from creditor protection on May 12, 2011.  In connection with its emergence from creditor protection, the Company adopted fresh start accounting as of May 1, 2011.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, Canada

March 29, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of Angiotech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Angiotech Pharmaceuticals, Inc. (“the Company”) and its subsidiaries as of December 31, 2010 (Predecessor Company) and the related consolidated statements of operations, shareholders’ deficit and cash flows for the four months ended April 30, 2011 and for each of the years in the two-year period ended December 31, 2010.  In addition, we have audited the financial statement schedule for the four months ended April 30, 2011 and for each of the years in the two-year period ended December 31, 2010 listed in the index appearing under Item 15 (a)(2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angiotech Pharmaceuticals, Inc. and its subsidiaries as at December 31, 2010, and the results of their operations and their cash flows for the four months ended April 30, 2011 and for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company and certain of its subsidiaries filed a petition for creditor protection with the Supreme Court of British Columbia under the Companies’ Creditors Arrangement Act on January 28, 2011 and with the United States Bankruptcy Court for the District of Delaware under Chapter 15 of Title 11 of the United States Bankruptcy Code on January 30, 2011. The Company’s plan of reorganization became effective and the Company and the respective subsidiaries emerged from creditor protection on May 12, 2011. In connection with its emergence from creditor protection, the Company adopted fresh start accounting as of May 1, 2011.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, Canada

March 29, 2012

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents [note 7]	$22,173	$33,315
Short-term investments [note 8]	3,259	4,653
Accounts receivable	28,238	33,494
Income tax receivable	1,462	669
Inventories [note 9]	34,304	34,631
Deferred income taxes, current portion	3,995	4,102
Deferred financing costs [note 16(e)]	0	5,611
Prepaid expenses and other current assets	3,167	4,649
Total current assets	96,598	121,124

Property, plant and equipment [note 10]	39,189	46,261
Intangible assets [note 11]	343,066	137,973
Goodwill [note 3 and 11]	123,228	0
Deferred income taxes, non-current portion	2,165	0
Other assets [note 13]	3,860	640
Total assets	608,106	305,998

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities [note 12]	30,537	36,847
Income taxes payable	2,023	2,255
Interest payable	1,450	15,761
Deferred revenue, current portion [note 13]	496	0
Revolving credit facility [note 16 (f)]	40	10,000
Debt [note 16(a) and 16(b)]	0	575,000
Total current liabilities	34,546	639,863

Deferred leasehold inducement [note 3]	0	4,785
Deferred revenue, non-current portion [note 13]	3,771	789
Deferred income taxes, non-current portion	92,634	31,702
Other tax liabilities	5,729	4,367
Debt [note 16(b)]	325,000	0
Other liabilities	19	8,568
Total non-current liabilities	427,153	50,211

Shareholders’ equity (deficit)
Predecessor share capital		472,753
Authorized:
200,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
December 31, 2010 — 85,180,377
Sucessor share capital	203,719
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
December 31, 2011 — 12,556,673
Additional paid-in capital	8,552	35,470
Accumulated deficit	(60,446)	(933,352)
Accumulated other comprehensive income	(5,418)	41,053
Total shareholders’ equity (deficit)	146,407	(384,076)

Total liabilities and shareholders’ equity (deficit)	$608,106	$305,998

Subsequent events [note 27]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Audited)

	Successor Company	Predecessor Company
	Eight months ended	Four months ended	Year ended	Year ended
	December 31,	April 30,	December 31,	December 31,
	2011	2011	2010	2009
REVENUE
Product sales, net	$139,307	$69,198	$211,495	$191,951
Royalty revenue	13,670	10,941	34,461	62,171
License fees [note 18]	—	127	286	25,556
	152,977	80,266	246,242	279,678

EXPENSES
Cost of products sold	90,348	32,219	106,304	104,616
License and royalty fees	264	68	5,889	10,431
Research and development	14,076	5,686	26,790	23,701
Selling, general and administration	60,424	24,846	89,238	81,504
Depreciation and amortization	23,973	14,329	33,745	33,251
Write-down of assets held for sale [note 19]	—	570	1,450	3,090
Write-down of property, plant and equipment [note 10]	4,502	215	4,779	—
Write-down of intangible assets [note 11]	10,850	—	2,814	—
Escrow settlement recovery [note 20]	—	—	(4,710)	—
	204,437	77,933	266,299	256,593
Operating (loss) income	(51,460)	2,333	(20,057)	23,085

Other income (expenses)
Foreign exchange gain (loss)	1,461	(646)	1,011	(1,612)
Other income (expense)	547	34	(862)	(265)
Debt restructuring costs	—	—	(9,277)	—
Interest expense	(11,945)	(10,327)	(40,258)	(38,039)
Write-downs of investments [note 8]	(2,035)	—	(1,297)	—
Loan settlement gain [note 6]	—	—	1,880	—
Gain on disposal of Laguna Hills manufacturing facility [note 21]	—	—	2,005	—
Total other expenses	(11,972)	(10,939)	(46,798)	(39,916)
Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	(63,432)	(8,606)	(66,855)	(16,831)
Reorganization items [note 4]	—	321,084	—	—
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	67,307	—	—
(Loss) income before taxes	(63,432)	379,785	(66,855)	(16,831)
Income tax (recovery) expense [note 14]	(2,986)	267	(44)	6,037

Net (loss) income	$(60,446)	$379,518	$(66,811)	$(22,868)

Basic and diluted net (loss) income per common share	$(4.82)	$4.46	$(0.78)	$(0.27)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,528	85,185	85,168	85,130

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(All amounts expressed in thousands of U.S. dollars, except share data)

	Common Shares		Additional paid-in-	(Accumulated deficit) / Retained	Accumulated other comprehensive	Comprehensive	Total Stockholder’s
	Shares	Amount	capital	Earnings	income (loss)	(loss) income	(deficit) equity
Balance at December 31, 2008 (Predecessor)	85,121,983	$472,739	$32,107	$(843,673)	$38,954		$(299,873)

Exercise of stock options	16,098	3					3
Stock-based compensation			1,580				1,580
Net unrealized loss on available-for-sale securities, net of taxes ($0)					6,932	6,932	6,932
Cumulative translation adjustment					939	939	939
Net loss				(22,868)		(22,868)	(22,868)
Comprehensive loss						(14,997)
Balance at December 31, 2009 (Predecessor)	85,138,081	$472,742	$33,687	$(866,541)	$46,825		$(313,287)

Exercise of stock options	42,296	11					11
Stock-based compensation			1,783				1,783
Net unrealized loss on available-for-sale securities, net of taxes ($0)					(3,127)	(3,127)	(3,127)
Cumulative translation adjustment					(2,645)	(2,645)	(2,645)
Net loss				(66,811)		(66,811)	(66,811)
Comprehensive loss						(72,583)
Balance at December 31, 2010 (Predecessor)	85,180,377	$472,753	$35,470	$(933,352)	$41,053		$(384,076)

Exercise of stock options	5,120	1					1
Stock-based compensation			1,735				1,735
Net unrealized gain on available-for-sale securities, net of taxes ($0)					640	640	640
Cumulative translation adjustment					2,182	2,182	2,182
Net income				379,518		379,518	379,518
Comprehensive income						382,340
Balance at April 30, 2011 (Predecessor)	85,185,497	$472,754	$37,205	$(553,834)	$43,875		$0

Reorganization adjustment: Cancellation of Predecessor common shares	(85,185,497)	(472,754)		472,754			0
Reorganization adjustment: Issuance of Successor common shares	12,500,000	202,948					202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			(37,205)	81,080	(43,875)		0
Balance at May 1, 2011 (Successor)	12,500,000	$202,948	$0	$0	$0		$202,948

Vesting of restricted stock	91,146	1,291	(1,291)				0
Share capital repurchases	(34,473)	(520)					(520)
Stock-based compensation			9,843				9,843
Net unrealized loss on available-for-sale securities, net of taxes ($0)					(2,035)	(2,035)	(2,035)
Reclassification of other-than-temporary impairment loss on available-for-sale securities, net of taxes ($0)					2,035	2,035	2,035
Cumulative translation adjustment					(5,418)	(5,418)	(5,418)
Net loss				(60,446)		(60,446)	(60,446)
Comprehensive loss						(65,864)
Balance at December 31, 2011 (Successor)	12,556,673	$203,719	$8,552	$(60,446)	$(5,418)		$146,407

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

	Successor Company	Predecessor Company
	Eight months ended	Four months ended	Year ended	Year ended
	December 31,	April 30,	December 31,	December 31,
	2011	2011	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(60,446)	$379,518	$(66,811)	$(22,868)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	26,350	15,518	37,625	37,026
Loss on disposition of property, plant and equipment	18	—	615	369
Gain on disposal of Laguna Hills manufacturing facility [note 21]	—	—	(2,005)	—
Reorganization items [note 4]	—	(321,084)	—	—
Non-cash cost of product sold adjustment from fresh start accounting	22,616	—	—	—
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	(67,307)	—	—
Write-down of intangible assets [note 11]	10,850	—	2,814	—
Write-down of assets held for sale [note 19]	—	570	1,450	3,090
Write-down of property, plant and equipment [note 10]	4,502	215	4,779	—
Write-downs of investments [note 8]	2,035	—	1,297	—
Write-downs of deferred financing charges [note 16(e)]	—	—	291	643
Loan settlement gain [note 6]	—	—	(1,880)	—
Deferred leasehold amortization	—	(1,300)	—	—
Deferred leasehold inducements	—	—	2,700	—
Deferred income taxes	(7,080)	(486)	(3,837)	(4,321)
Deferred revenue	314	1,090	(211)	(211)
Stock-based compensation expense	9,844	364	1,783	1,579
Non-cash interest expense	—	1,523	6,175	2,788
Other	174	48	(539)	(639)
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 25]	13,840	(10,089)	(5,855)	4,515

Cash provided by (used in) operating activities before reorganization items	23,017	(1,420)	(21,609)	21,971

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	(10,055)	—	—
Key Employment Incentive Plan fee	(551)	—	—	—
Director’s and officer’s insurance	—	(1,382)	—	—

Cash used in reorganization activities	(8,656)	(11,437)	—	—

Cash provided by (used in) operating activities	14,361	(12,857)	(21,609)	21,971

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,002)	(945)	(5,726)	(4,366)
Purchase of intangible assets	—	—	—	(2,500)
Proceeds from disposition of property, plant and equipment	2,623	—	1,272	—
Proceeds from disposition of Laguna Hills manufacturing facility [note 20]	—	—	2,005	—
Loans advanced	—	—	(1,015)	(1,573)
Other	—	—	(231)	252

Cash provieded by (used in) investing activities	1,621	(945)	(3,695)	(8,187)

FINANCING ACTIVITIES
Share capital issued and/or repurchased	(520)	1	—	—
Deferred financing charges and costs	(49)	(1,278)	(669)	(3,403)
Advances on Revolving Credit Facility	17,400	12,018	10,000	—
Repayments on Revolving Credit Facility	(39,378)	—	—	—
Proceeds from stock options exercised	—	—	11	3

Cash provided by (used in) financing activities before reorganization activities	(22,547)	10,741	9,342	(3,400)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—

Cash provided by (used in) financing activities	(23,955)	10,741	9,342	(3,400)

Effect of exchange rate changes on cash and cash equivalents	(76)	(32)	(265)	206
Net (decrease) increase in cash and cash equivalents	(8,049)	(3,093)	(16,227)	10,590
Cash and cash equivalents, beginning of period	30,222	33,315	49,542	38,952

Cash and cash equivalents, end of period	$22,173	$30,222	$33,315	$49,542

Supplemental note disclosure [note 25]

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Angiotech Pharmaceuticals, Inc. (“Angiotech” or the “Company”) is incorporated under the Business Corporations Act (British Columbia). The Company develops, manufactures and markets medical device products and technologies.  Angiotech’s products are designed to serve physicians and patients primarily in the areas of interventional oncology, wound closure and ophthalmology. The Company generates revenue through sales of these products, as well as through royalties derived from sales by its partners of products, which utilize certain of the Company’s proprietary technologies. Accordingly, the Company currently operates in two business segments: Medical Device Technologies and Licensed Technologies.

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares of Angiotech (the “Recapitalization Transaction”). In connection with this Recapitalization Transaction and as discussed below, the Company adopted fresh start accounting on April 30, 2011 (the “Convenience Date”). Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.

RECAPITALIZATION TRANSACTION AND EMERGENCE FROM CREDITOR PROTECTION PROCEEDINGS

Over the past several years, the Predecessor Company’s royalty revenues from sales of TAXUS® coronary stent systems (“TAXUS”) by our partner Boston Scientific Corporation (“BSC”), declined significantly. These declines led to significant constraints on the Predecessor Company’s liquidity, working capital and capital resources, which adversely impacted its ability to continue to support its business initiatives and service debt obligations.

As a result, after extensively exploring a range of financial and strategic alternatives, on January 28, 2011 Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily filed for creditor protection (the “CCAA Proceedings”) with the Supreme Court of British Columbia (the “Canadian Court”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”). In order to have the CCAA Proceedings recognized in the United States, on January 30, 2011, the Angiotech Entities commenced proceedings under Chapter 15 of Title 11 of the United States Code (the “U.S. Bankruptcy Code”) in the United States Bankruptcy Court (the U.S. Court) for the District of Delaware (together with the CCAA Proceedings, the “Creditor Protection Proceedings”).

During the Creditor Protection Proceedings, the stay of proceedings granted by the Canadian Court prevented all parties from commencing or continuing any action, suit or proceeding against the Angiotech Entities. In addition, Alvarez and Marsal Canada, Inc. was appointed the monitor (the “Monitor”) over the Angiotech Entities’ business and financial affairs. Throughout the Creditor Protection Proceedings, the Monitor provided restructuring advice and reported information about the Predecessor Company’s financial and operating position to the Canadian Court on a regular basis. On January 13, 2011 and March 3, 2011, respectively, the Predecessor Company’s common shares were delisted from the NASDAQ Stock Market and the Toronto Stock Exchange.

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered, and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. On the Plan Implementation Date, all of the existing common shares and options of the Predecessor Company were cancelled without payment or consideration therefore and the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares of the Successor Company issued in accordance with the terms of the CCAA Plan. All other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of distribution claims of Affected Creditors (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3.

On February 7, 2011, the Predecessor Company and certain of its subsidiaries entered into a definitive agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to secure a $28.0 million debtor-in-possession credit facility (the “DIP Facility”). The DIP Facility provided the Predecessor Company with liquidity for working capital, general corporate purposes and expenses during the implementation of the CCAA Plan. On the Plan Implementation Date, the DIP Facility was repaid and terminated; and the Predecessor Company entered into a new credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo, which provides for potential borrowings up to $28 million (see note 16(f)). The Predecessor Company incurred approximately $1.5 million in fees to obtain and complete the Revolving Credit Facility.

During the four months ended April 30, 2011, the Predecessor Company incurred approximately $17.9 million of professional fees (see note 4). These fees were paid to the Monitor as well as the Predecessor Company’s and the Consenting Noteholders’ financial and legal advisors to assist in the execution and completion of the Recapitalization Transaction.

On the Plan Implementation Date, the Monitor delivered a certificate (the “Monitor’s Certificate”) to the Angiotech Entities and the Subordinated Noteholders’ advisors confirming that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan (refer to note 3 for more detailed information). On May 12, 2011, upon the close of business, following the filing of the Monitor’s Certificate with the Canadian Court and the implementation of the CCAA Plan, the Angiotech Entities emerged from Creditor Protection Proceedings. As a result, the charges on the Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

LIQUIDITY RISK

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities. Although Angiotech has completed the Recapitalization Transaction and emerged from its Creditor Protection Proceedings as described above, it continues to face a number of risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to meet its contractual obligations and support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Successor Company’s liquidity position, cash flows and future operating results throughout 2012 and the foreseeable future. The more significant risks and uncertainties have been summarized as follows:

•                  The Successor Company’s most significant financial liability is its $325 million of new Senior Floating Rate Notes (the “New Floating Rate Notes”) due December 1, 2013 (see notes 3 and 16(b)). During the eight months ended December 31, 2011, the Successor Company incurred $11.1 million of interest expense on the New Floating Rate Notes. The interest rate on the New Floating Rate Notes resets quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes bore an interest rate of 5.0% on December 31, 2011 (December 31, 2010 — 4.1%). An increase in LIBOR could impact the Successor Company’s ability to service its future interest obligations owing under the New Floating Rate Notes. Furthermore, there is no assurance that the Successor Company will be able to refinance the New Floating Rate Notes when they become due on December 1, 2013.

•                  The Successor Company has a $28 million Revolving Credit Facility with Wells Fargo (see note 16(f)). As at December 31, 2011, the Successor Company had a nominal amount outstanding under the Revolving Credit Facility, $2.6 million in secured letters of credit issued under the Revolving Credit Facility and $21.3 million of available borrowing capacity. During the eight months ended December 31, 2011, the Successor Company incurred $0.7 million of interest expense on borrowings and repaid $22.0 million under the Revolving Credit Facility. The Successor Company may incur further interest charges on its future borrowings under the Revolving Credit Facility should it choose to draw on the facility in the future. As discussed in note 16(f), utilization of the Revolving Credit Facility is subject to a borrowing base formula based on the value of certain eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves. The utilization of the Revolving Credit Facility is also subject to certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Successor Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that it will continue to comply with the covenants specified under the Revolving Credit Facility and future borrowing arrangements in 2012 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Revolving Credit Facility may limit the Successor Company’s ability to obtain additional advances or result in demands for accelerated repayment.

•                  Angiotech has a history of reporting operating losses. For the eight months ended December 31, 2011, the Successor Company incurred net losses of $60.4 million. In addition, for the eight months ended December 31, 2011, Angiotech’s cash resources decreased by $8.0 million; of which $8.7 million was used to fund the reorganization activities of the Predecessor Company; $39.4 million was used to repay amounts owing under the Revolving Credit Facility and $1.5 million was used to secure the Successor Company’s Revolving Credit Facility upon emergence from Creditor Protection Proceedings. These cash outflows were partly offset by the $17.4 million of advances drawn under the Revolving Credit Facility, $22.5 million of funds generated from operating activities before reorganization items and $1.6 million generated from investing activities. Further operating losses or future negative operating cash flows would adversely impact the Successor Company’s liquidity position and its ability to meet its future obligations.

The Successor Company’s ability to maintain and sustain its future operations will depend upon its ability to: (i) refinance, restructure, or amend terms of its existing debt obligations, most importantly its New Floating Rate Notes prior to maturity in December 2013; (ii) remain in compliance with its debt covenants; (iii) achieve revenue growth and improve gross margins; and (v) achieve greater operating efficiencies or reduce expenses.

The Successor Company’s future plans and current initiatives to manage its operating and liquidity risks include, but are not limited to the following:

•                  Potential utilization of the Revolving Credit Facility;

•                  Continued exploration of various other strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•                  Continued evaluation of potential cost savings in the budgets and forecasts for certain sales and marketing activities and certain research and development activities; and

•                  Implementation of selected gross margin improvement initiatives.

Management continues to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and maintaining processes to ensure compliance with the terms of financing arrangements.

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

BASIS OF PRESENTATION AND FRESH-START ACCOUNTING

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include reclassification and normal recurring adjustments), necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows at December 31, 2011 and for all periods presented, have been made. All amounts herein are expressed in U.S. dollars and all tabular amounts are expressed in thousands of U.S. dollars, except share and per share data, unless otherwise noted.

In connection with the completion of the Recapitalization Transaction and emergence from Creditor Protection Proceedings, the Predecessor Company was required to adopt fresh-start accounting under ASC No. 852 — Reorganization based on the following conditions being met: (i) our total post-petition liabilities and allowed claims exceeded the Successor Company’s reorganization value, which resulted from the Recapitalization Transaction; and (ii) pre-petition stockholders received less than 50% of the new common shares issued under the CCAA Plan, thereby resulting in a substantive change in control.

Management elected to apply fresh-start accounting on the Convenience Date of April 30, 2011 after concluding that operating results between the Convenience Date and the Effective Date did not result in a material difference. Material adjustments resulting from the reorganization and the application of fresh-start accounting were therefore reflected in the May 1, 2011 consolidated balance sheet and the consolidated statements of operations for the four months ended April 30, 2011. Cash payments of $8.7 million made in May 2011, related to the Recapitalization Transaction, were reflected in the period subsequent to the Convenience Date.

Upon implementation of fresh-starting accounting, Angiotech comprehensively revalued its assets and liabilities and eliminated its deficit, additional paid-in-capital and accumulated other comprehensive income balances (see note 3). Debt and equity were also re-measured based on the reorganization value, being the fair value of the entity before considering liabilities, which were substantively derived from the Successor Company’s financial projections. As the estimated enterprise value calculated for the purposes of fresh start accounting continues to be dependent on the achievement of future financial results and various assumptions, there is no assurance these financial projections will be realized to support the estimated enterprise value.

Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the consolidated financial statements of the Successor Company will not be comparable in certain respects to those of the Predecessor Company. Overall, the reorganization and fresh-start accounting adjustments have materially impacted the current carrying values and classifications of certain of Angiotech’s assets, liabilities, debt and shareholders’ equity balances.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Predecessor Company - Accounting Policies Applicable during Creditor Protection Proceedings

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company was required to adopt Accounting Standards Codification (“ASC”) No. 852 — Reorganization. Among other things, ASC No. 852 required that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 4); and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post-petition liabilities (see note 3). For other items, the Predecessor Company applied the same accounting policies as detailed in note 2 below for the Successor and Predecessor Companies.

(a) Liabilities Subject to Compromise

From January 28, 2011 to April 30, 2011, the Predecessor Company presented certain prepetition liabilities that were incurred prior to January 28, 2011 as liabilities subject to compromise.  All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting polices based on management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Liabilities Subject to Compromise of the Predecessor Company were adjusted to the Allowed Claims amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item as discussed below (also see note 4).

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of the Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, Revolving Credit Facility or disposal activities, and contract repudiations which haven been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Similar costs incurred in 2010 prior to the Predecessor Company’s Creditor Protection Proceedings were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

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

(d) Fresh-Start Accounting

As described in notes 1 and note 3, upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech completed a comprehensive revaluation of its assets and liabilities. All assets and liabilities, except for deferred income tax assets and liabilities, on the May 1, 2011 Successor Company’s Consolidated Balance Sheet are therefore reflected at their newly estimated fair values. In addition, the Company recorded goodwill of $125 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill (see note 3). In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting results in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. The financial statements of the Successor Company are not comparable to those of the Predecessor Company. The Predecessor Company’s comparative financial statements are therefore presented to comply with the SEC ‘s reporting requirements and should not be viewed as a continuum between the Predecessor and Successor Companies’ financial statements.

Successor and Predecessor Companies’ Accounting Policies

With the exception of the accounting policies applicable to property, plant and equipment and intangible assets, the Successor Company has adopted the same accounting policies as the Predecessor Company as described below:

(a) Consolidation

These consolidated financial statements include the accounts of the respective Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.

(b) Use of estimates

The respective Company’s preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from these estimates.

(c) Foreign currency translation

The respective Company’s functional and reporting currency is the U.S. dollar. Foreign currency denominated revenues and expenses are translated using average rates of exchange during the year. Foreign currency denominated monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date with foreign exchange gains (losses) included in the Statement of Operations, except for the translation gains (losses) arising from available-for-sale instruments which are recorded through Other Comprehensive Income until realized through disposal or impairment. Foreign currency denominated non monetary assets and liabilities are re-translated using historical exchange rates.

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

(d) Cash equivalents

The respective Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest. The carrying values of these cash equivalents approximate their fair values.

(e) Investments

Short term investments in equity securities with readily determinable fair values are classified as available-for-sale and are carried at fair value with unrealized gains or losses, net of tax, reflected in accumulated other comprehensive income (loss). Realized gains or losses are determined on a specific identification method and are included other income (expense). Where unrealized losses on equity securities are other-than-temporary, these losses are reclassified out of accumulated other comprehensive income (loss) and are recognized in the Consolidated Statement of Operations.

(f) Allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, which include specific reserves, the respective Company reviews accounts receivable aging, customer financial strength, credit standing, and payment history to assess the probability of collection. The respective Company continually monitors the collectability of the receivables. Receivables are considered for write- off when management determines them to be uncollectible. Prior to the write-off, the respective Company utilizes the services of approved third party collection agencies to assist in the collection of accounts deemed uncollectible. If the efforts of the collection agency are deemed to be unsuccessful, the account is written off upon final approval by one or more duly authorized persons.

(g) Inventories

Raw materials are recorded at the lower of cost, determined on a specific item basis, and market. Work-in-process, which includes inventory stored at a stage preceding final assembly and packaging, and finished goods are recorded at the lower of cost, determined on a standard cost basis which approximates average cost, and market. Standard costs include direct labor, materials, external services, and an allocation of manufacturing overhead. In addition, standard costs are reviewed against actual costs incurred and adjusted where appropriate.

(h) Property, plant and equipment

As described in note 3, upon implementation of fresh start accounting on April 30, 2011, Angiotech’s property, plant and equipment were re-measured and recorded at their estimated fair value of $47.7 million. Accordingly, effective May 1, 2011, the fair value of $47.7 million represents the new cost base for the Successor Company’s property, plant and equipment. The respective Company’s property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation was recorded using the straight-line method over the following terms:

	Successor Company	Predecessor Company
Buildings	15-40 years	40 years
Leasehold improvements	Term of the lease	Term of the lease
Manufacturing equipment	3-10 years	3-10 years
Research equipment	3-5 years	5 years
Office furniture and equipment	2-10 years	3-10 years
Computer equipment	1-5 years	3-5 years

Where the respective Company had property, plant and equipment under construction, these assets were not depreciated until they were put into use.

(i) Goodwill and intangible assets

As discussed in note 3 below, the Successor Company recorded $125 million of goodwill upon implementation of fresh start accounting on April 30, 2011. The implied fair value of goodwill represents the excess of the Successor Company’s reorganization value over and above the fair value of its tangible assets and identifiable intangible assets. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Technologies segment.

In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but rather it is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment. When the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized which is equal to the excess. Examples of circumstances that could trigger impairment include adverse changes or outcomes in legal or regulatory matters, technological advances, decreases in anticipated demand for products, and increased competition. The Company estimates fair value based on a discounted projection of future cash flows which are subject to significant uncertainty and estimates.

Intangible assets with finite lives are amortized based on their estimated useful lives. The amortization method is selected to best reflect the pattern in which the economic benefits are derived from the intangible asset. If the pattern cannot be reliably or reasonably determined, straight line amortization is applied. Amortization was determined using the straight line method over the following terms:

Successor Company
Customer relationships	10-20 years
Trade names and other	9-20 years
Patents	5-20 years
Core and developed technology	10-20 years

Predecessor Company
Acquired technologies	2-10 years
Trade names and other	2-12 years
Customer relationships	10 years
In-licensed technologies	5-10 years

(j) Impairment of long-lived assets

The respective Company reviews long-lived assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include; but are not limited to; a significant adverse change in legal factors, business climate or strategy decisions that could affect the value of an asset; discontinuation of certain research and development programs or products; product recalls, or adverse actions or assessments by regulators. If an impairment indicator exists, the respective Company tests the asset (asset group) for recoverability. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level of identifiable cash flows if the long-lived asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group), an impairment charge is recorded to write the carrying value down to the fair value in the period identified.

The respective Company estimates the fair value of assets (asset groups) by calculating the present value of estimated future cash flows expected to be generated from the asset using a risk-adjusted discount rate. In determining the present value of estimated future cash flows associated with assets (asset groups), certain assumptions are made about future revenue contributions, cost structures, discount rates and the remaining useful lives of the asset (asset group). Variation in the assumptions used could result in material differences when estimating impairment write-downs.

(k) Revenue recognition

(i) Product sales

Revenue from product sales, including shipments to distributors, is recognized when the product is shipped from the respective Company’s facilities to the customer provided that the respective Company has not retained any significant risks of ownership or future obligations with respect to products shipped. Revenue from product sales is recognized net of provisions for future returns. These provisions are established in the same period as the related product sales are recorded and are based on estimates derived from historical experience and adjusted to actual returns when determinable.

Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor.

Amounts billed to customers for shipping and handling are included in revenue. Where applicable, revenue is recorded net of sales taxes. The corresponding costs for shipping and handling are included in cost of products sold.

(ii) Royalty revenue

Royalty revenue is recognized when the respective Company has substantially fulfilled its performance obligations under the terms of the contractual agreement, no significant future obligations remain, the amount of the royalty fee is determinable, and collection is reasonably assured. The respective Company records royalty revenue from BSC and from Cook on a cash basis due to the difficulty in accurately and consistently estimating the BSC and Cook royalties before the reports and payments are received.

(iii) License fees

License fees are comprised of fees and milestone payments derived from collaborative and other licensing arrangements. License fees are recognized as revenue when persuasive evidence of an arrangement exists, the contracted fee is fixed or determinable, the intellectual property is delivered to the customer and the license term has commenced, collection is reasonably assured and the performance obligations have been substantially completed.

Where license fees are tied to research and development arrangements, under which the respective Company is required to provide services over a period of time and the consideration is contingent upon uncertain future events or circumstances, the respective Company will assess whether it is appropriate to apply the milestone method of revenue recognition in accordance with ASC No. 605-28, Revenue Recognition: Milestone Method.  A milestone payment is recognized as revenue in its entirety when a specified substantive milestone is achieved.  A milestone is considered substantive if: (i) the payment is commensurate with the respective Company’s performance required to achieve the milestone; (ii) the payment relates to past service;  and (iii) the payment is reasonable relative to all of the deliverables and payment terms under the arrangement.  If any portion of the payment is refundable or adjustable based on future performance, the milestone is not considered to be substantive. Fees and non-substantive milestone payments received which require the ongoing involvement of the respective Company are deferred and amortized into income on a straight-line basis over the period of ongoing involvement if there is no other method under which performance can be objectively measured.  In addition, milestone payments related to future product sales are accounted for as royalties.  On January 1, 2011, the Predecessor Company applied ASU No. 2010-17, Milestone Method of Revenue Recognition prospectively to the receipt of future milestone payments without any material impact to its consolidated financial statements.

(iv) Multiple-element arrangements

When an arrangement includes multiple deliverables, the respective Company applies ASU 605-25 Revenue Recognition: Multiple-Element Arrangements to identify the units of accounting and allocate the consideration to each separate unit of accounting.  A separate unit of accounting is identified if the delivered item(s) have standalone value to the customer and the delivery or performance of undelivered items is considered probable and within the control of the respective Company.  The arrangement consideration is generally allocated to the separate units of accounting based on their relative selling prices, Company specific objective evidence of selling prices, third-party evidence of selling prices, or the Company’s best estimate of the selling prices.  The consideration allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.  Effective January 1, 2011, the Predecessor Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, prospectively without any material impact to its consolidated financial statements. Prior to January 1, 2011 and the issuance of the new guidance under ASU No. 2009-13, the Predecessor Company applied ASC No. 605-25 which had more stringent requirements to identify units of accounting and allocate the arrangement consideration.

(l) Income taxes

Income taxes are accounted for using the liability method. Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes, and for operating losses, capital losses and tax credit carry forwards, using enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

(m) Accounting for Uncertainty in Income Taxes

The respective Company accounts for uncertainty related to income tax positions in accordance with ASC No. 740-10 — Income taxes. ASC No. 740-10 requires the use of a two-step approach for recognizing and measuring the income tax benefits of uncertain tax positions taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertain tax positions. A tax benefit from an uncertain tax position may only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the tax authority based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent a full benefit is not expected to be realized, an income tax liability is established. Any change in judgment related to the expected resolution of uncertain tax positions are recognized in the year of such a change. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.

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

(o) Shipping and Handling Costs

Shipping and handling costs which are billed to customers are included in revenue for the applicable period. The corresponding shipping and handling expense is recorded in cost of products sold.

(p) Net income (loss) per common share

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated using the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common shares from outstanding Restricted Stock awards, Restricted Stock Units (“RSUs”) and stock options.

(q) Stock-based compensation

The respective Company accounts for stock based compensation expense in accordance with ASC No. 718 — Compensation: Stock Compensation and ASC No. 505-50 — Equity: Equity Based Payments to Non-Employees. These standards require the respective Company to recognize the grant date fair value of stock-based compensation awards granted to employees over the requisite service period. The compensation expense recognized reflects estimates of award forfeitures at the time of grant and revised in subsequent periods, if necessary when forfeitures rates are expected to change.

The grant date fair value of stock options is determined using the Black-Scholes model and the following assumptions: the risk-free rate is estimated using yield rates on U.S. Treasury or Canadian Government securities for a period which approximates the expected term of the award; and volatility is estimated by using a weighted average of the Predecessor’s historical volatility and comparable volatilities of companies in the same industry of similar sizes and scale. The Predecessor and Successor Company have not paid any dividends on common stock since their inception and the Successor Company does not anticipate paying dividends on its common stock in the foreseeable future. Generally, the stock options granted have a maximum term of seven years and vest over a three-year period from the date of the grant. When an employee ceases employment at the Successor Company, any unexercised vested options granted will expire either immediately, within 365 days from the last date of service or on the original expiration date at the time the option was granted, as defined in the Successor Company’s Stock Incentive Plan. The expected life of employee stock options is based on a number of factors, including historic exercise patterns, cancellations and forfeiture rates, vesting periods and contractual terms of the options. The costs of the stock options are recognized on a straight line basis over the vesting period.

The grant date fair value of Restricted Stock awards and RSUs is determined based on the fair value of the Successor Company’s common shares on the grant date as if the award was vested and the shares issued. Restricted Stock awards and RSUs generally vest over a three-year period from the date of the grant and when an employee ceases employment, the unvested Restricted Stock and RSUs either vest or expire immediately as defined in the Successor Company’s Stock Incentive Plan. Certain RSUs only vest upon the occurrence of a change in control prior to December 31, 2012. The costs of these awards are recognized on a straight-line basis over the expected service period taking into account the expected date of employment cessation. RSUs that vest upon the occurrence of a change of control are recognized on a straight-line basis from the grant date to December 31, 2012 taking into account the cessation of employment because the probability of fulfilling the performance condition cannot be determined until the change in control occurs.

(r) Deferred financing costs

Financing costs for long-term debt and revolving credit facilities are capitalized and amortized on a straight-line basis, which approximates the effective-interest rate method to interest expense over the life of the debt instruments. The Successor Company revisits the life of debt instruments as significant events warrant.

(s) Contingencies

The respective Company may be subject to various legal proceedings, regulatory proceedings, intellectual property litigation, and product liability suits. Litigation costs are generally expensed as incurred and included in selling, general and administration expenses. In certain cases, claimants may seek damages or other injunctive relief, which may result in significant expenditures or adversely impact the respective Company’s ability to sell its products. The respective Company maintains insurance policies that provide limited coverage for amounts in excess of pre-determined deductibles for intellectual property infringement and product liability claims.  To the extent that contingent losses are probable and estimable, the respective Company will accrue for the anticipated settlement costs, damages, fines and penalties. See note 22 for a description of material legal proceedings.

(t) Recently adopted accounting policies

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires new disclosures about roll forward activity affecting Level 3 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. New disclosures about Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. Adoption of ASU No. 2010-06 expanded the Predecessor Company’s disclosures around fresh start accounting, which was implemented effective April 30, 2011 (see note 3).

In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASC No. 718, Compensation — Stock Compensation, provides guidance on whether share-based payments should be classified as either equity or a liability. Under this section, stock options which have a fixed price denominated in the functional currency of the respective Company’s foreign operations or in the currency in which the employee is paid, does not result in the stock option being classified as a liability. The updated guidance clarifies that an employee share-based payment award, with an exercise price denominated in the currency of a market in which substantial portion of the entity’s equity securities trade and which differs from the functional currency of the employer entity or payroll currency of the employee, are not considered to contain a condition that is not a market, performance or service condition. As such, these awards are classified as equity. ASU No. 2010-13 is effective for fiscal years and interim periods beginning on or after December 15, 2010. The cumulative effect of adopting this guidance should be applied to the opening balance of retained earnings. The adoption of this standard did not have an impact on the Predecessor Company’s financial results or financial condition.

In April 2010, the FASB issued ASU 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts, providing clarification on the financial reporting impact of changes to the 2010 Health Care Reform Act. ASU 2010-12 codifies the SEC Staff’s views on encouraging registrants to incorporate the accounting effects of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Health Care Act into their financial statements.  The adoption of ASU 2010-12 did not have a material effect on the financial position, results of operations or cash flows of the Successor Company in 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The new guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as if the business combination occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also requires additional disclosures about the nature and amount of material, non-recurring pro forma adjustments, which are directly attributable to the business combination and are included in the pro forma revenue and earnings estimates. The guidance is effective for all business combinations beginning on first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have any impact on the Successor Company’s consolidated financial statement disclosures.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill has been impaired, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU No. 2010-28 had no impact on the Successor Company’s 2011 goodwill impairment test given that none of the identified reporting units had zero or negative carrying values.

(u) Future accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The Successor Company is still assessing the potential impact that ASU No. 2011-04 may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.   The amendment is effective for fiscal and interim periods beginning on January 1, 2012. ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. The Successor Company is still assessing the impact that ASU No. 2011-05 will have on its presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350). ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. The Successor Company is still assessing the potential impact that ASU No. 2011-08 may have on its consolidated financial statements and the annual goodwill impairment test.

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

(iv)              12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of the Predecessor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes; provided, however, that the indenture related to the Subordinated Notes (the “SSN Indenture”) remained in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee there under.

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

(vi)              Angiotech entered into the Revolving Credit Facility with Wells Fargo (see note 16(f)). As at the Plan Implementation Date, the DIP Facility was terminated in connection with the terms of the CCAA Plan.

(vii)           The Predecessor Company established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to the Predecessor Company and holders of the Subordinated Notes, who consented to the Recapitalization Transaction. The KEIP, which provides payments to the named beneficiaries totaling no more than $1.0 million, was triggered upon the implementation and completion of the Recapitalization Transaction. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid in August 2011.

(viii)        The Predecessor Company established and implemented a Management Incentive Plan (“MIP”) that was satisfactory to the Predecessor Company and the Consenting Noteholders. Under the terms of the MIP, the beneficiaries were granted restricted shares and restricted share units representing 4% or 520,833 of the new common shares issued on the Plan Implementation Date and 708,025 options to acquire 5.2% of the new common shares, on a fully-diluted basis. These options are scheduled to expire on May 12, 2019 and will vest in thirds on each anniversary of the Plan Implementation Date. The restricted shares and restricted share units do not have a contractual expiration date but are expected to vest in thirds on each anniversary of the Plan Implementation Date. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the board of directors of the Successor Company.

(ix)                The Successor Company appointed a new board of directors.

(x)                   The Successor Company paid transaction fees of $5.3 million on May 12, 2011 to certain of its financial advisors.

(xi)                The Predecessor Company placed $0.4 million in escrow with the Monitor for distribution to Affected Creditors, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan (see note 3). Distributions were paid to Affected Creditors, other than Subordinated Noteholders, in May, 2011.

(xii)             The Settlement Agreement with QSR described in note 22 was determined to be in full force and effect. In accordance with the terms of the Settlement Agreement, $2 million was paid to QSR on May 26, 2011 and $1.2 million was paid to QSR during the eight months ended December 31, 2011.

(xiii)          The Amended and Restated Forbearance Agreement with Wells Fargo dated November 4, 2010 was terminated. Under this Amended and Restated Forbearance Agreement, Wells Fargo agreed to preserve the Predecessor Company’s Existing Credit Facility (as defined in note 16) and not exercise any of its rights and remedies during the restructuring period with respect to amounts owed to the Subordinated Noteholders and certain litigation with QSR Holdings, Inc. (see note 22).

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

May 1, 2011 in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222

Short-term investments	5,294
Non-interest bearing liabilities	140,563
Reorganization value to be allocated to assets	$692,808
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	567,563
Unallocated reorganization value attributed to goodwill	125,245

The enterprise value was estimated based on fair values derived from discounted cash flow (“DCF”) analyses and comparable company analyses, evaluated for each of the following product or revenue categories which were selected due to their differing maturity and development stages, market and growth characteristics:

•                  Proprietary Medical Device Technologies: relates to certain product lines which contain certain technological advantages and exhibit higher growth potential.

•                  Base Medical Device Technologies: relates to more mature finished product lines as well as medical device components that are manufactured by Angiotech and sold to other third-party medical device manufacturers who assemble these components into finished medical devices.

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

The estimated DCF fair value for Angiotech’s Proprietary Medical Device Technologies was derived from the present value of the Successor Company’s unlevered after-tax free cash flows as derived from sales of these products based on an eight year financial projection, including certain adjustments and an estimate of terminal value. The following inputs and assumptions were applied to calculate the DCF fair value of the Successor Company’s Proprietary Medical Device Technologies: discount rates of 16-19% and perpetuity growth rates of 2-4%.

The estimated DCF fair value for Angiotech’s Base Medical Device Technologies was derived from the present value of the Successor Company’s unlevered after-tax free cash flows as derived from sales of these products, based on a five year financial projection, including certain adjustments and an estimate of value beyond the five year horizon (i.e. terminal value). The following inputs and assumptions were applied to calculate the DCF fair value of the Company’s Base Medical Device Technologies: discount rates of 9-12% and perpetuity growth rates of 1-2%.

The estimated DCF fair value of Angiotech’s royalty revenues was calculated by estimating the present value of the various categories of expected royalty revenue, using rates ranging from 12-33%.

Comparable company analysis estimates the fair value of a company based on a relative comparison with other publicly traded companies that have similar financial and operating characteristics. The enterprise value for each selected company examined is calculated by using current market capitalization as the value of its equity securities plus the aggregate value of the debt outstanding and non-controlling interests. These enterprise values are commonly expressed as multiples of certain key performance metrics such as Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The fair value of Angiotech’s Base Medical Device Technologies under this method was estimated by applying multiples ranging from 7-9 times EBITDA of a particular year. The fair value of Angiotech’s Proprietary Medical Device Technologies under this method was estimated by applying multiples ranging from 1.25 — 2.00 times revenue of a particular year.

The product and revenue categories used to derive enterprise value, which are based on subjective estimates and assumptions, differ from the actual reporting segments used by management to monitor and manage the business. Operating results are tracked and maintained in the Company’s accounting records consistent with the reporting segments identified in note 23

Summary of Reorganization and Fresh Start Accounting Adjustments

The following table and accompanying footnotes summarizes the impact of the Recapitalization Transaction and fresh-start accounting:

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

				Fresh-start
	April 30, 2011	Reorganization		accounting		May 1, 2011
	Predecessor Company	adjustments	Footnote	adjustments	Footnote	Successor Company
ASSETS
Current assets
Cash and cash equivalents [note 6]	$30,222	$—		$—		$30,222
Short-term investments [note 7]	5,294	—		—		5,294
Accounts receivable	36,390	—		—		36,390
Income tax receivable	1,315	—		—		1,315
Inventories [note 3,8]	37,485	—		22,616	(a)	60,101
Deferred income taxes, current portion	2,534	207	(7)	(2,741)	(b)	—
Prepaid expenses and other current assets	3,699	—		—		3,699
Total current assets	116,939	207		19,875		137,021

Assets held for sale [note 10]	2,481	—		143	(c)	2,624
Property, plant and equipment [note 3,9]	40,275	—		7,423	(c)	47,698
Intangible assets [note 3,11]	127,034	—		250,466	(d)	377,500
Goodwill [note 3]	5,367	—		119,878	(j)	125,245
Deferred financing costs [note 3,13(e)]	3,146	1,226	(1)	(4,372)	(e)	—
Deferred income taxes, non-current portion	2,413	—	(7)	(121)	(b)	2,292
Other assets	428	—		—		428
Total assets	298,084	1,433		393,292		692,808

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 12]	25,623	11,822	(1),(2),(3),(6)	—		37,445
Deferred income taxes, current portion	—	—		3,544	(b)	3,544
Income taxes payable	1,485	—		—		1,485
Interest payable on long-term debt	2,279	—		—		2,279
Exit credit facility [note 13(f)]	22,018	—		—		22,018
Total current liabilities	51,405	11,822		3,544		66,771

Liabiliities subject to compromise [note 3]	270,624	(270,624)	(6)	—		—

Deferred leasehold inducement [note 3]	3,485	—		(3,485)	(f)	—
Deferred income taxes, non-current portion	31,851	—		61,404	(b)	93,254
Other tax liabilities	4,835	—		—		4,835
Debt [note 13 (a) & (b)]	325,000	—		—	(h)	325,000
Other liabilities	9,388	—		(9,388)	(g)	—
Total non-current liabilities	374,559	—		48,531		423,089

Contingencies and commitments [note 16]

Shareholders’ (deficit) equity
Predecessor share capital	472,754	(472,754)	(5)	—		—
Authorized:
2000,000,000 Common shares, without par value
50,000,000 Class I Preference shares, without par value
Common shares issued and outstanding:
June 30, 2011 — nil
December 31, 2010 — 85,180,377
Sucessor share capital	(0)	202,948	(6)	—		202,948
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
May 1, 2011 - 12,721,354
June 30, 2011 — 12,721,354
Additional paid-in capital	35,834	1,371	(4)	(37,205)	(i)	—
Accumulated deficit	(950,967)	528,670	(1),(2),(3),(4),(5),(6)	422,297	(i)	—
Accumulated other comprehensive income	43,875	—		(43,875)	(i)	—
Total shareholders’ (deficit) equity	(398,504)	260,235		341,217		202,948

Total liabilities and shareholders’ (deficit) equity	$298,084	$1,433		$393,292		$692,808

Reorganization Adjustments

(1)                   Represents the deferral and capitalization of $1.2 million of financing costs incurred during May 2011 to secure and complete the Revolving Credit Facility in accordance with the provisions of the CCAA Plan. During the three months ended March 31, 2011, the Predecessor Company deferred and capitalized $0.3 million of financing costs related to the initial setup of the Revolving Credit Facility.

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

(3)                   Upon successful completion of the Recapitalization Transaction on the Plan Implementation Date, the Company incurred $1.0 million of incentive payments owing to the named beneficiaries of the KEIP.

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

In accordance with the terms of the CCAA Plan, the maximum amount of distributions that were permitted to be made to Affected Creditors; excluding holders of the Subordinated Notes; was $30.0 million. Under the terms of the CCAA Plan, Affected Creditors, other than the Subordinated Noteholders, with claims less than or equal to $5,000 were deemed to have elected to receive cash in an amount equal to their claims in full satisfaction of their claims. Affected Creditors, other than Subordinated Noteholders, with claims greater than $5,000 but less than or equal to $31,250 could elect to receive $5,000 in satisfaction of their claims. In addition, Affected Creditors, other than the Subordinated Noteholders, with claims greater than $31,250 could elect to receive 16 cents on the dollar up to a maximum of $24,000 in satisfaction of their claims in lieu of receiving new common shares to be issued and outstanding upon completion of Recapitalization Transaction. As a result, this $4.5 million of distribution claims of Affected Creditors (excluding Subordinated Noteholders) were effectively settled for $0.4 million in cash on the Plan Implementation Date.

In accordance with the application of fresh start accounting on the Convenience Date, the $4.1 million recovery was recorded as part of the reorganization adjustments on April 30, 2011 and the $0.4 million of Affected Creditors Claims that were settled on the Plan Implementation Date were reclassified from Liabilities subject to Compromise to regular accounts payable and accrued liabilities. In addition, on May 12, 2011, the Predecessor Company’s $250 million Subordinated Notes and $16 million of related interest obligations (identified as Liabilities Subject to Compromise prior to the implementation of the CCAA Plan), were eliminated in exchange for 12,500,000 new common shares as follows:

Amount (000’s)
Predecessor Company liabilities subject to compromise:
Subordinated Notes	$250,000
Pre-petition interest payable on Subordinated Notes	16,145
Trade accounts payable and accruals	4,480
Less: new common shares issued to satisfy Subordinated Noteholders’ claims	(202,948)
Less: cash settlement of lender claims related to trade accounts payable and accruals	(370)
Gain on extinguishment of debt and settlement of other liabilities	$67,307

As at December 31, 2011, the Company had no further liabilities that were subject to compromise.

(7)                   The implementation of the Recapitalization Transaction triggered a $67.3 million gain on the forgiveness of indebtedness, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management has evaluated other tax implications of the reorganization and has determined that they did not have a significant impact on the tax balances.

Fresh-Start Accounting Adjustments—Allocation of Reorganization Value to Assets and Liabilities

In accordance with ASC No. 805 — Business Combinations, the Company’s reorganization value of $693 million, which was derived from its estimated enterprise value, was allocated to its assets and liabilities based on their estimated fair values. Deferred income taxes were recorded in accordance with ASC No. 740. The reorganization value was first assigned to tangible and identifiable intangible assets. The excess of the reorganization value over and above the identifiable net asset values resulted in goodwill of $125 million.

The assumptions used and approaches applied on April 30, 2011 to derive the estimated fair values of Angiotech’s assets and liabilities are summarized as follows:

a) Inventory

The $60.1 million estimated fair value of inventory was estimated as follows:

•                  Raw materials — no fair value adjustments were recorded on account of raw materials given that their existing carrying values were determined to be representative of current replacement costs.

•                  Work-in-process inventory (“WIP”) — the fair value of WIP was determined based on estimated selling prices less conversion costs to complete manufacturing, selling and disposal costs, and a reasonable profit allowance for manufacturing and selling efforts. When selecting the estimated selling prices for WIP, management applied the fair value concept of “best and highest use” by assessing the principal and most advantageous market where the highest profit margin could be obtained.

•                  Finished goods inventory — the fair value of finished goods was determined based on estimated selling prices of inventory on hand less selling and disposal costs, including a reasonable profit allowance for selling efforts.

The following table summarizes the respective estimated fair values and book values of the Successor Company’s and Predecessor Company’s inventory:

	May 1, 2011 Successor Company	April 30, 2011 Predecessor Company
Raw materials	$10,705	$10,705
Work in process	25,978	13,908
Finished goods	23,418	12,872
Total	$60,101	$37,485

b) Deferred income taxes and other tax liabilities

Deferred income taxes have been adjusted to reflect the tax effects of differences between the estimated fair value of identifiable assets and liabilities and their tax basis and the benefits of any unused tax losses, tax credits, other tax attributes to the extent that theses amounts are more likely than not to be realized. Measurement period adjustments were made to deferred income tax liabilities as explained in (a) above.

c) Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment were recorded at their estimated fair values totaling $47.7 million based on the highest and best use of these assets. Assets held for sale were recorded at $2.6 million, which represented their estimated fair value less cost to sell. The following approaches were applied to determine fair value:

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

f) Deferred leasehold inducements

As at December 31, 2010, the Company had $4.8 million of deferred leasehold inducements related to its Canadian and Puerto Rican subsidiaries. The estimated fair value of the $3.5 million book value of deferred leasehold inducements as at April 30, 2011 was determined to be nil upon application of fresh start accounting given that the inducements received are non-refundable, not transferable to a third party and are not expected to give rise to any cash flows in the future. Furthermore, as current lease rates applicable to the properties under consideration were determined to be reflective of current market rates, no provisions were required to adjust the Company’s current rental agreements to market rates.

g) Other long term liabilities

The following items were adjusted in other long term liabilities:

•                  Prior to the application of fresh start accounting, the Predecessor Company had $1.9 million of deferred revenue related to upfront fees received from licensors for certain licensing arrangements. While the Successor Company still has an ongoing obligation to provide the licensors with access to the relevant licenses, no further costs are expected to service or maintain the license and related deferred revenue liability. As such, the fair value of the deferred revenue liability was determined to be nil upon application of fresh start accounting.

•                  Pursuant to a 1997 license agreement (“NIH License Agreement”) with National Institutes of Health (“NIH”), the Company agreed to pay to the NIH certain milestone payments upon achievement of specified clinical and commercial development milestones and to pay royalties on net TAXUS® sales by BSC and sales of the ZilverTM-PTX TM paclitaxel-eluting peripheral stent (“Zilver”) by Cook Medical Inc (“Cook”). Prior to the application of fresh start accounting, the Company had a $7.2 million accrual for royalty fees and interest owing to the NIH under this licensing arrangement for the use of certain technologies related to paclitaxel. On December 29, 2010, the Company and the NIH entered into an amendment to the NIH License Agreement whereby the parties agreed to eliminate: (i) the $7.2 million accrual for unpaid royalties and interest owing to the NIH and (ii) future royalties payable on licensed products sold by BSC going forward, in exchange for a 0.25% increase of existing royalty rates for licensed products sold by Cook and an extension of the term for payment of such royalties of approximately two years. Upon implementation of fresh start accounting, the estimated fair value of this liability was not determined to be significant.

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

j) Goodwill

Upon implementation of fresh start accounting on April 30, 2011, Angiotech comprehensively revalued its assets and liabilities at their estimated fair values. After allocating $568 million of the estimated reorganization value to tangible assets and identifiable intangible assets based on their respective estimated fair values, the remaining unallocated portion of the reorganization value of $125 million was recorded as goodwill in accordance with ASC No. 852. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Technologies segment. Furthermore, none of the goodwill was determined to be deductible for tax purposes.

Reorganization value to be allocated to assets	$692,808
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	567,563
Unallocated reorganization value attributed to goodwill	125,245

Management believes the fair value of the goodwill can be primarily attributed to the following:

•                  The Company’s assembled workforce;

•                  The generally higher multiples / values assigned to companies in the medical device / pharmaceuticals industry sectors as compared to companies in other industry sectors;

•                  The recession-resistant nature of the Company’s products;

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

4.                       REORGANIZATION ITEMS

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Predecessor Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Predecessor Company Four months ended April 30, 2011
Professional fees	(1)	(17,868)
Director’s and officer’s insurance	(2)	(1,601)
KEIP payment	(3)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	1,500
Cancellation of options and awards	(5)	(1,371)
Net gains due to fresh start accounting adjustments	(6)	341,217
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

(3)                   Upon completion of the Recapitalization Transaction, an $0.8 million incentive payment was triggered under the terms of the KEIP. Two-thirds of the KEIP payment was paid on the Plan Implementation Date. The remaining one-third was paid out on August 10, 2011.

(4)                   On February 16, 2011, the Predecessor Company entered into a Settlement and License Termination Agreement with Rex Medical L.P. (the “Rex Settlement Agreement”), which provides for the full and final settlement and/or dismissal of all claims arising under the 2008 License, Supply, Marketing and Distribution Agreement (the “Option Agreement”) for the manufacturing and distribution rights to the Option Inferior Vena Cava Filter. Based on the terms of the Rex Settlement Agreement, the Option Agreement terminated on March 31, 2011 and the Predecessor Company paid $1.5 million on March 10, 2011 to settle $3.0 million of royalty and milestone obligations owed as at December 31, 2010. The Predecessor Company therefore recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of these milestone and royalty obligations.

(5)                   In connection with the cancellation of all stock options upon implementation of the CCAA Plan, the total unrecognized stock based compensation of $1.4 million was charged to earnings on April 30, 2011.

(6)                   Refer to note 3 for an explanation of the gains resulting from fresh start accounting adjustments.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related to the Predecessor Company’s reorganization activities, have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization, and severance and termination costs associated with Revolving Credit and disposal activities.

5. FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENT RISK

For certain of Angiotech’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of short term investments was determined based on quoted market prices for identical assets. As at December 31, 2011, the fair value of Angiotech’s short-term investment was approximately $3.3 million (December 31, 2010 — $4.7 million).

As at December 31, 2011, the total fair value of the Successor Company’s New Floating Rate Notes was approximately $316 million and the carrying value was $325 million.  The estimated fair value of the New Floating Rate Notes was based on a consideration of cash flows associated with future interest and principal payments, discount rates from similar companies in the healthcare industry as well as quoted market prices for these particular liabilities. As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes. As at December 31, 2010, the fair value of the Predecessor Company’s Existing Floating Rate Notes, Subordinated Notes and accrued interest was estimated to be approximately $590.8 million. The fair values of the Existing Floating Rate Notes and Subordinated Notes were based on quoted market prices for these particular liabilities.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•                  Interest rate risk arises due to the respective Company’s long-term debt bearing variable interest rates. The interest rate on the New Floating Rate Notes attributable to the Successor Company is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes currently bear interest at a rate of 5%. On December 31, 2010 the Existing Floating Rate Notes attributable to the Predecessor Company, which were subject to an interest rate based on 3-month LIBOR plus 3.75%, bore interest at a rate of 4.1%. The Successor Company does not use derivatives to hedge against interest rate risks.

•                  Foreign exchange rate risk arises as a portion of the respective Company’s investments, revenues and expenses are denominated in other than U.S. dollars. The respective Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro, and the UK pound sterling. Foreign exchange risk is mitigated, to some extent by satisfying foreign denominated expenditures with cash inflows or assets denominated in the same currency.

•                  Credit risk arises as the respective Company provides credit to its customers in the normal course of business. The respective Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the respective Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable is with the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Company’s credit risk. Although the Successor Company does not currently foresee any significant credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At December 31, 2011 the accounts receivable allowance for uncollectible accounts was $0.2 million (December 31, 2010 — $2.4 million).

6. ACQUISITION OF CERTAIN ASSETS OF HAEMACURE CORPORATION

On April 6, 2010, the Predecessor Company acquired certain Haemacure Corporation (“Haemacure”) assets for consideration of $3.9 million. Under ASC No. 805, the transaction qualified as a business combination and the acquisition method was used to account for the transaction.

Prior to the acquisition, the Predecessor Company entered into various license, distribution, development and supply agreements for fibrin and thrombin technologies. The collaboration was intended to provide the Predecessor Company with access to technology for certain of its surgical product candidates in preclinical development. As these agreements did not contain any settlement provisions and were neither favorable nor unfavorable when compared to current market pricing for similar transactions, no settlement gains or losses were recognized.

On January 11, 2010 Haemacure announced it filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. These actions were taken in light of Haemacure’s financial condition and inability to raise additional financing. As part of the collaboration arrangement, the Predecessor Company provided Haemacure with a senior secured bridge financing facility as well as additional financing to fund its insolvency proceedings and day-to-day operations. These loans were secured by substantially all of Haemacure’s assets. As at April 5, 2010, the carrying value of the loan owed by Haemacure was $2.5 million compared to the contractual amount of $3.7 million. In accordance with ASC No. 805-10-55-21, the loans and accrued interest were effectively settled in exchange for the acquisition of certain assets from Haemacure and an additional $0.2 million cash payment. The Predecessor Company recognized a $1.2 million gain on the effective settlement of the pre-existing debt arrangement, which reflects the difference between the contractual settlement amount of the loan and its carrying value.

The estimated fair values of the net assets acquired at the date of acquisition are summarized as follows:

April 6, 2010
Property, plant and equipment	$2,906
Intangible assets	1,700
Deferred income tax liability	(720)

Estimated fair value of net assets acquired	3,886

April 6, 2010
Consideration:
Face value of the loan receivable, including accrued interest	3,686
Cash paid	200

Total consideration	$3,886

The Predecessor Company used the income approach to determine the fair value of the intangible assets acquired. The fair values of the property, plant and equipment were estimated using a cost-based approach which considers replacement values as well as the values ascribed to the assets for their highest and best use as defined by GAAP.

As the acquisition qualified as a business combination, transaction-related expenses of $0.6 million were charged to selling, general and administration costs during the year ended December 31, 2010. The assets acquired from Haemacure have been included in the consolidated financial statements since the date of acquisition. Given the liquidity constraints and recapitalization plans executed through the Creditor Protection Proceedings, the research and development activities related to the Haemacure fibrin and thrombin technologies were indefinitely suspended. As a result, as at December 31, 2010, the Predecessor Company wrote-off the $3.9 million of net assets acquired from Haemacure during the year. This impairment charge triggered a corresponding reduction of the $0.7 million deferred income tax liability and expense, thereby increasing the loan settlement gain to $1.9 million as at December 31, 2010.

Pro forma information (unaudited)

The following unaudited pro forma information is provided for the business combination assuming that it occurred at the beginning of the earliest period presented, January 1, 2009. The pro forma information combines the financial results of the Predecessor Company with the financial results of Haemacure for the year ended December 31, 2010 and December 31, 2009.

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

7. CASH AND CASH EQUIVALENTS

All cash and cash equivalents are held in interest and non-interest bearing bank accounts and are denominated in the following currencies:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010

U.S. dollars	$12,837	$27,779
Canadian dollars	4,884	933
Swiss francs	307	575
Euros	1,515	1,447
Danish kroner	940	1,090
Other	1,690	1,491

	$22,173	$33,315

8. SHORT TERM INVESTMENT

December 31, 2011 — Successor Company	Cost	Net Unrealized (Losses)	Carrying value
Short-term investment:
Available-for-sale equity securities	$5,294	$(2,035)	$3,259

December 31, 2010 — Predecessor Company	Cost	Net Unrealized Gains	Carrying value
Short-term investment:
Available-for-sale equity securities	$848	$3,805	$4,653

Short term investment as at December 31, 2011 and December 31, 2010 consist of equity securities in a publicly traded biotechnology company, which is recorded at its fair value at the end of each reporting period. In accordance with ASC 820 — Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market. As at December 31, 2011, the Successor Company determined that this investment was impaired on an other-than-temporary basis due to the value being depressed for an extended period of time and management’s intent to liquidate these securities in the near term. As a result, the $2.0 million of net unrealized losses recorded in accumulated other comprehensive income were reclassified to the Consolidated Statement of Operations as an impairment write-down for the eight months ended December 31, 2011.

During the four months ended April 30, 2011, the Predecessor Company recorded unrealized gains of $0.6 million on this short term investment (year ended December 31, 2010 — unrealized losses of $3.1 million). These unrealized gains and losses were recorded in accumulated and other comprehensive income.

During the year ended December 31, 2010, the Predecessor Company recorded $1.3 million of write-offs in its Consolidated Statement of Operations related to three of its long term investments in private biotechnology companies that were determined to be not recoverable.

9. INVENTORIES

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010

Raw materials	$9,641	$9,760
Work in process	11,882	11,770
Finished goods	12,781	13,101

Total	$34,304	$34,631

As at December 31, 2011, the inventory allowance was $0.9 million (December 31, 2010 - $3.4 million). For the four months ended April 30, 2011, the Predecessor Company did not record any inventory write-downs and obsolescence charges ($3.0 million write-down for the year ended December 31, 2010). During the eight months ended December 31, 2011, the Successor Company recorded $1.0 million of inventory write-downs and obsolescence charges.

10. PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net Book
December 31, 2011 - Successor Company	Cost	Depreciation	Value
Land	$3,589	$—	$3,589
Buildings	14,355	452	13,903
Leasehold improvements	4,946	1,930	3,016
Manufacturing equipment	17,504	1,573	15,931
Research equipment	312	63	249
Office furniture and equipment	798	156	642
Computer equipment	2,120	261	1,859

	$43,624	$4,435	$39,189

December 31, 2010 — Predecessor Company	Cost	Accumulated Depreciation	Net Book Value
Land	$7,345	$—	$7,345
Buildings	14,614	2,394	12,220
Leasehold improvements	17,296	7,259	10,037
Manufacturing equipment	25,949	11,367	14,582
Research equipment	631	429	202
Office furniture and equipment	4,252	3,812	440
Computer equipment	8,445	7,010	1,435
	$78,532	$32,271	$46,261

Depreciation expense for the eight months ended December 31, 2011 was $4.4 million and approximately $1.7 million of this amount was allocated to cost of products sold.  Depreciation expense for the four months ended April 30, 2011 was $3.9 million and approximately $1.4 million of this amount was allocated to cost of products sold. Depreciation expense for the years ended December 31, 2010 and 2009 was $6.8 million and $7.1 million, respectively, with approximately $4.0 million and $3.8 million of these amounts being allocated to cost of products sold.

During December 2011, the Medical Device Technologies segment of the Successor Company recorded $4.5 million of impairment write-downs of certain manufacturing equipment, furniture and fixtures and leasehold improvements in connection with the restructuring of the research and development department and termination of the anti-infective product, research and development program that occurred during the latter part of 2011.  These assets were assigned a carrying value of nil based on management’s conclusion that their estimated fair values net of selling costs was determined to be nominal.

During December 2010, the Medical Device Technologies segment of the Predecessor Company recorded impairment write-downs of $4.8 million relating to: (i) certain lab and manufacturing equipment held at its Haemacure operations due to the indefinite suspension of research and development activities for that operation; and (ii) certain lab equipment related to its head office lab facilities due to the restructuring changes that the Predecessor Company implemented in accordance with its Recapitalization Plan.  These assets were assigned a carrying value of nil based on management’s conclusion that their estimated fair values net of selling costs was determined to be nominal.

There were no impairments recorded to property, plant and equipment recorded during the year ended December 31, 2009.

11. INTANGIBLE ASSETS AND GOODWILL

(a) Intangible Assets

		Accumulated	Net Book
December 31, 2011 - Succcessor Company	Cost	Amortization	Value
Customer relationships	$170,269	$6,723	$163,546
Trade names and other	24,859	1,102	23,757
Patents	105,700	10,663	95,037
Core and developed technology	63,576	2,850	60,726
	$364,404	$21,338	$343,066

December 31, 2010 — Predecessor Company	Cost	Accumulated Amortization	Net Book Value
Acquired technologies	$131,947	$78,731	$53,216
Customer relationships	110,176	50,886	59,290
In-licensed technologies	53,100	34,426	18,674
Trade names and other	14,288	7,495	6,793
	$309,511	$171,538	$137,973

Amortization expense for the four months ended April 30, 2011 and eight months ended December 31, 2011 was $11.8 million and $21.9 million, respectively (December 31, 2010 - $30.8 million, December 31, 2009 - $30.0 million).

During December 2011, the Medical Device Technologies segment of the Successor Company recorded impairment write-downs of $10.9 million related to the termination of the Successor Company’s anti-infective product, research and development program, which based on a review of product and business prioritizations,, management concluded would no longer be actively pursued. Management considered the likelihood of various outcomes and actively explored a number of financial and strategic alternatives for this program. Based on this assessment and a risk-adjusted DCF analysis, management determined the estimated fair value, including the related intangible assets, of the program to be nominal.

During December 2010, the Medical Device Technologies segment of the Predecessor Company recorded impairment write-downs of $2.8 million (December 31, 2009 — nil) relating to: (i) a write-down of the intellectual property acquired from Haemacure in connection with the Company’s decision to indefinitely suspend further research and development activities for that operation; and

(ii) a write-down of the intellectual property associated with the Option IVC Filter in connection with the termination of the Company’s 2008 License, Supply, Marketing and Distribution Agreement with Rex.

The following table summarizes the estimated amortization expense for each of the five succeeding fiscal years for intangible assets held as of December 31, 2011:

2012	$31,936
2013	31,936
2014	31,936
2015	31,936
2016	29,763

(b) Goodwill

As described in note 3, on May 1, 2011 the Successor Company recorded $125 million of goodwill in connection with its implementation of fresh start accounting. All of the goodwill was assigned to our Medical Device Technologies reporting unit. The following table details the changes in the carrying value of goodwill during the eight months ended December 31, 2011:

Medical Device Technologies
Balance, May 1, 2011	$125,245
Foreign currency revaluation adjustment for goodwill denominated in foreign currencies	(2,017)
Balance, December 31, 2011	$123,228

Management conducted the Successor Company’s goodwill impairment test as at December 31, 2011. The Successor Company was determined to have two reporting units: Medical Device Technologies and Licensed Technologies. As described above, all of the goodwill was attributed to the Medical Device Technologies reporting unit. The estimated fair value of the Medical Device Technologies reporting unit was determined using a DCF model based on a 9 year projection, a 12.5% discount rate and a 9 times EBITDA multiple used to calculate the terminal value. Management’s estimated fair value of the Medical Device Technologies reporting unit is highly reliant on various assumptions and estimates of future cash flows, which are subject to uncertainty. However, given that the estimated fair value of the Medical Device Technologies reporting unit exceeded its carrying value by at least 15%, goodwill was not determined to be impaired as at December 31, 2011.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010
Trade accounts payable	$3,923	$6,016
Accrued license and royalty fees	542	3,350
Employee-related accruals	17,909	14,470
Accrued professional fees	1,509	5,898
Accrued contract research	133	559
Other liabilities (1)	6,521	6,554

	$30,537	$36,847

(1) Other liabilities as at December 31, 2011 includes $2.8 million for the remaining obligation related to the QSR Settlement Amount (see note 22), $1.0 million for VAT payable by certain of our European entities, and other general operating liabilities.

13. DEFERRED REVENUE

In July 1997, the Predecessor Company entered into a license agreement with Cook Medical, Inc. (“Cook”) to utilize certain of Angiotech’s technologies in its Zilver® PTX® paclitaxel-eluting peripheral vascular stent (“Zilver PTX”) for the treatment of vascular disease in the leg (“License Agreement”). Zilver PTX is currently approved for sale in the European Union (“E.U.”), certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S.

As at December 31, 2011, the Successor Company recorded a $4.0 million receivable in connection with a sales milestone fee that was triggered under the License Agreement and dependent upon Cook achieving a certain targeted level of sales of Zilver PTX.  The sales milestone fee was received by the Successor Company on February 3, 2012. Given that the sales milestone fee may be adjustable and is creditable against 50% of future royalties from Cook on future sales of the product, the sales milestone fee was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605, Revenue Recognition: Milestone Method.  As such, the Successor Company has recorded the entire up-front payment as deferred revenue as at December 31, 2011. In accordance with the terms of the arrangement, the deferred revenue balance will be amortized into revenue at a rate of 50% of future royalties received from Cook.  Approximately $3.5 million of the deferred revenue balance and corresponding receivable, which has been recorded in other assets, has been classified as non-current.

14. INCOME TAXES

(a)  The components of the provision for (recovery of) income taxes from continuing operations are as follows:

	Successor Company	Predecessor Company
	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Current income tax expense (recovery):
Canada	$71	$38	$376	$523
Foreign	3,522	1,901	4,714	4,505
	3,593	1,939	5,090	5,028
Deferred income tax expense (recovery):
Canada	341	(235)	(533)	63
Foreign	(6,920)	(1,437)	(4,601)	946
	(6,579)	(1,672)	(5,134)	1,009

Income tax expense (recovery)	$(2,986)	$267	$(44)	$6,037

(b)  The provision for income taxes is based on net income (loss) from continuing operations before income taxes as follows:

	Successor Company	Predecessor Company
	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Canada	$(44,088)	$141,699	$(24,740)	$(27,984)
Foreign	(19,344)	238,086	(42,115)	11,153
	$(63,432)	$379,785	$(66,855)	$(16,831)

(c)  The reconciliation between the combined Canadian federal and provincial income taxes at the statutory rate and the provision for income taxes from continuing operations is as follows:

	Successor
	Company	Predecessor Company
	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010	Year ended December 31, 2009

Net income (loss) before income taxes	$(63,432)	$379,785	$(66,855)	$(16,831)
Statutory tax rate	26.5%	26.5%	28.5%	30.0%

Expected income tax expense (recovery)	(16,809)	100,643	(19,053)	(5,049)
Tax rate differences	(3,833)	(820)	3,661	(5,890)
Foreign exchange (gain) loss	114	29	24	(640)
Change in valuation allowance	23,472	9,859	11,191	3,091
Capital losses(1)	(9,282)	(4,183)	(2,311)	—
Non-deductible stock based compensation	2,268	527	378	323
Uncertain tax positions	640	591	721	740
Accruals for tax on unremitted earnings	2,416	1,417	5,070	1,719
Non-deductible transaction costs	(70)	35	(1,193)	1,124
Release of prepaid taxes	—	28	84	6,211
Permanent differences and other	3,168	364	1,384	3,351
Change in valuation allowance on forgiveness of debt	—	(17,745)	—	—
Worthless stock deduction(1)	(5,070)	—	—	—
Non-taxable gains due to fresh start accounting adjustments	—	(90,478)	—	—
Reassessment of prior years’ taxes	—	—	—	1,057
Income tax expense (recovery)	$(2,986)	$267	$(44)	$6,037

(1)During the eight months ended December 31, 2011, the Successor Company utilized losses of $5.0 million arising upon windup of certain of its U.S.subsidiaries through use of a worthless stock deduction. The Successor Company also claimed $8.2 million of capital losses upon wind up of these subsidiaries, for which a full valuation allowance has been applied.

(d)  Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes.  The significant components of the net deferred income tax assets and liabilities are as follows:

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010

Deferred income tax assets
Property, plant and equipment	$2,446	$1,822
Intangible assets	—	7,240
Other assets	5,736	5,828
Accrued liabilities	3,996	5,559
Unrealized foreign exchange losses	(50)	4,126
Operating loss carry forwards	22,276	28,314
Capital loss carry forwards	70,828	56,491
Tax credits	19,997	22,989
Total gross deferred income tax assets	125,229	132,369
Less: valuation allowance	(98,277)	(106,594)
Total deferred income tax assets	$26,952	$25,775

Deferred income tax liabilities
Property, plant and equipment	$2,660	$444
Identifiable intangible assets	108,513	50,921
Other liabilities	322	95
Accrual for tax on unremitted earnings	1,931	1,950
Total deferred tax liabilities	113,426	53,410

Net deferred income tax assets (liabilities)	$(86,474)	$(27,635)

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

As described in notes 1 and 3, the Company adopted fresh start accounting on April 30, 2011. Upon adoption of fresh-start accounting, a comprehensive revaluation of assets and liabilities was performed, resulting in the recognition of substantially all assets and liabilities at their estimated fair values and net deferred tax liabilities of $94,506. Intangible assets of $377,500 million were recognized for accounting purposes, for which there is no associated tax basis, resulting in a significant increase in the deferred income tax liability for identifiable intangible assets.  A tax recovery of $90,478 was recognized with respect to the non taxable gains due to fresh start adjustments included within reorganization items by the Predecessor during the period ended April 30, 2011.

The gain on extinguishment of debt and settlement of other liabilities of $67.3 million is treated for tax purposes as a forgiveness of debt, resulting in the utilization of Canadian tax attributes for which a valuation allowance was previously recorded.  The forgiveness of debt resulted in a reversal of the valuation allowance of the Predecessor Company in the amount of $17,745 for the period ended April 30, 2011.

(e) The Company has unclaimed U.S. federal and state research and development investment tax credits of approximately $3.9 million (December 31, 2010 - $4.4 million) available to reduce future U.S. income taxes otherwise payable.  The Company also has Canadian federal and provincial investment tax credits of approximately $12.7 million (December 31, 2010 - $15.5 million) available.

The Company has a net operating loss carry forward balance of approximately $180.9 million (December 31, 2010 - $214.8 million) available to offset future taxable income in Canada ($37.1 million, December 31, 2010 - $73.4 million), the U.S. ($28.8 million, December 31, 2010 - $30.0 million) and Switzerland ($115 million, December 31, 2010 - $111.4 million)  The losses in the U.S. are subjected to limitation but the Company does not expect the limitation will impair the use of any of the losses.

The Company has foreign tax credits in the U.S. of approximately $2.1 million (December 31, 2010 - $2.1 million) available to use against foreign-source income.

The Company has a capital loss carry forward balance of approximately $515.7 million (December 31, 2010 - $445.5 million) available to offset future capital gains in the U.S. ($24.7 million, December 31, 2010 - $3.1 million) and Canada ($491.0 million, December 31, 2010 - $442.4 million).  The capital losses can be carried forward indefinitely for Canada and five years for the U.S.

The investment tax credits and loss carry forwards expire as follows:

	Federal tax credits	Provincial/state tax credits	Operating Loss Carry forwards
2012	742	—	18,209
2013	2,093	—	7,393
2014	1,412	—	3,202
2015	1,518	—	17,773
2016	—	—	53,082
2017	414	—	4,429
2018	426	—	10,914
2019	323	—	—
2020	315	—	—
2021	170	—	36
2022	34	—	632
2023	166	—	537
2024	415	—	1,721
2025	239	—	—
2026	2,405	—	—
2027	1,550		13,540
2028	1,538	832	5,426
2029	1,433		—
2030 (or later)	—	1,330	44,032
	$15,193	$2,162	$180,926

15. OTHER TAX LIABILITY

The Company accounts for income taxes in accordance with ASC No. 740, Income Taxes.  As of December 31, 2011 and December 31, 2010, the total amount of the Company’s unrecognized tax benefits were $13.6 million and $12.6 million, respectively.  If recognized in future periods, the unrecognized tax benefits would affect our effective tax rate.

The reserve for uncertain tax positions includes accrued interest and penalties of $1.1 million (December 31, 2010 - $0.9 million).  In accordance with the Company’s accounting policies, accrued interest and penalties, if incurred, relating to unrecognized tax benefits are recognized as a component of income tax expense.

The taxation years 2006 - 2010 remain open to examination by the Canada Revenue Agency, taxation years 2003 — 2010 remain open to examination by the Internal Revenue Service or State authorities, and various years remain open in the foreign jurisdictions.  The Company files income tax returns in Canada, the U.S. and various foreign jurisdictions.

A reconciliation of the change in the reserves for an uncertain tax positions from January 1, 2010 — December 31, 2011 is as follows:

	Successor
	Company	Predecessor Company
	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010
Beginning Balance	$13,115	$12,638	$11,367
Tax positions related to current year:
Additions	813	407	1,600
Reductions		—	—
Tax positions related to prior years:
Additions	142	70	371
Reductions	(424)	—	(700)
Ending Balance	$13,646	$13,115	$12,638

16. DEBT

The Company has the following debt issued and outstanding:

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010
Subordinated Notes	$—	$250,000
Existing Floating Rate Notes	—	325,000
New Floating Rate Notes	325,000	—
Revolving Credit Facility	40	10,000

	$325,040	$585,000

(a) Subordinated Notes

On May 12, 2011, the Recapitalization Transaction was implemented, thereby irrevocably eliminating and cancelling the Predecessor Company’s $250 million Subordinated Notes, the indenture relating to the Subordinated Notes and $16 million of related accrued interest obligations in exchange for 12,500,000 new common shares of the Successor Company, representing approximately 96% of the new common shares issued.

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

The New Floating Rate Notes were issued on May 12, 2011 on substantially the same terms and conditions as the Existing Floating Rates Notes described above, except that, among other things, the indenture governing the New Floating Rate Notes differed from the FRN Indenture as follows:

•                  Changes to covenants pertaining to the incurrence of additional indebtedness, asset sales and the definition of asset sales, change of control and permitted liens, including a reduction in the allowance from $100 million to $50 million for the Successor to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes;

•                  The New Floating Rate Notes will accrue interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%; and

•                  The provision of additional security for holders of the New Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Successor Company and certain of its subsidiaries, that secure the Revolving Credit Facility, which superseded the existing credit facility (the “Existing Credit Facility”) and successive DIP Facility with Wells Fargo (see note 16 (f)), subject to customary carve-outs and certain permitted liens.

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

Under the terms of the indenture governing the New Floating Rate Notes, an event of default would permit the holders of the New Floating Rate Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing there under. In this case, the Successor Company’s current cash and credit capacity would not be sufficient to service principal debt and interest obligations. In addition, restrictions on the Successor Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain operations.

(c) Covenants

Upon the closing of the FRN Exchange Offer on May 12, 2011, the FRN Indenture pertaining to the Existing Floating Rate Notes was amended to eliminate most of the restrictive covenants and events of default therein. The indenture, entered into on May 12, 2011, governing the New Floating Rate Notes still contains various covenants which impose restrictions on the operation of the Successor Company’s business and the business of its subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition, the Revolving Credit Facility described below includes certain customary affirmative and negative covenants, which limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Revolving Credit Facility also requires the Successor Company to comply with a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Revolving Credit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Revolving Credit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness. On March 12, 2012, the Successor Company entered into an amendment to its Revolving Credit Facility to modify certain of these covenants and other conditions to provide increased financial flexibility and improve liquidity (see note 27 for a description of the amended terms).

(d) Interest

Pursuant to the FRN Exchange Offer, the New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The effective interest rate on these notes for the eight months ended December 31, 2011 was 5.0% and the rate in effect on December 31, 2011 was 5.0%. The effective interest rate on the Existing Floating Rate Notes for four months ended April 30, 2011 was 4.1% (year ended December 31, 2010 — 4.2%, year ended December 31, 2009 — 4.0%) and the rate in effect on April 30, 2011 was 4.1% (December 31, 2010 — 4.1%, December 31, 2009 — 4.0%). For the eight months ended December 31, 2011, the Successor Company incurred interest expense of $11.1 million on the New Floating Rate Notes. For the four months ended April 30, 2011, the Predecessor Company incurred interest expense of $4.4 million on the Existing Floating Rate Notes (year ended December 31, 2010 - $13.5 million, year ended December 31, 2009 - $15.5 million).

The Subordinated Notes were terminated on the Plan Implementation Date. As discussed in note 2, interest was accrued in accordance with the terms of the CCAA Plan, which stipulated that the amount of the claims in respect of the Subordinated Notes only included the principal and accrued interest amounts owing, directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, being January 28, 2011. If not for the terms of the CCAA Plan regarding interest amounts owing, under the contractual terms of the Subordinated Notes the Predecessor Company would have incurred $6.5 million of interest expense for the four months ended April 30, 2011.

e) Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense over the life of the debt instruments on a straight-line basis, which approximates the effective interest rate method. Upon implementation of fresh start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs were fair valued to nil. As a result, the Successor Company did not record any non-cash interest expense, related to the amortization of deferred financing costs, during the eight months ended December 31, 2011 and as at December 31, 2011, the Successor Company had no deferred financing costs capitalized.

December 31, 2010 — Predecessor Company	Cost	Accumulated Amortization	Net Book Value
Debt issuance costs relating to:
Existing Floating Rate Notes — current	$8,000	$4,654	$3,346
7.75% Senior Subordinated Notes — current	8,718	7,765	953
Revolving Credit Facility — current	3,213	1,901	1,312
	$19,931	$14,320	$5,611

During the four months ended April 30, 2011, the Predecessor Company recorded $3.9 million of non-cash interest expense, related to the amortization of deferred financing costs (year ended December 31, 2010 - $6.2 million, year ended December 31, 2009 - $2.7 million).

During the year ended December 31, 2010, the Predecessor Company recorded a $0.3 million impairment write-down of deferred financing costs related to its shelf registration statement which was filed in July 2009. In addition, during the year ended December 31, 2009, the Predecessor Company recorded a $0.6 million impairment write-down of deferred financing costs related to its term loan facility with Wells Fargo Foothill LLC, which terminated on May 29, 2009.

f) Revolving Credit Facility

The Predecessor Company’s Existing Credit Facility with Wells Fargo was fully repaid by March 31, 2011 and terminated on May 12, 2011, the Plan Implementation Date. The Existing Credit Facility had an original maturity date of February 27, 2013 and provided for borrowing of up to $35.0 million with an additional $10.0 million of temporary supplemental borrowing,

In connection with the Predecessor Company’s emergence from its Creditor Protection Proceedings described in note 1, the DIP Facility (including all principal loans and interest owing there under) was fully repaid and terminated on May 12, 2011, the Plan Implementation Date. During the four months ended April 30, 2011, the Predecessor Company incurred $0.4 million of interest expense on borrowings under the Existing Credit Facility and DIP Facility.

In accordance with the provisions of the CCAA Plan, upon consummation of the Recapitalization Transaction, Angiotech replaced its Existing Credit Facility and DIP Facility with a new revolving credit facility (as amended the “Revolving Credit Facility”) on May 12, 2011. The Predecessor Company incurred approximately $1.5 million in fees to obtain and complete the Revolving Credit Facility. The Revolving Credit Facility was used to effectively repay the $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash remitted to Wells Fargo as collateral for secured letters of credit. The Revolving Credit Facility expires on September 2, 2013 and provides the Successor Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves, and other conditions described below) of revolving loans. Borrowings under the Revolving Credit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable, real property, securities and intellectual property, net of applicable reserves.

Borrowings under the Revolving Credit Facility are secured by certain assets held by certain of the Successor Company’s subsidiaries (the “Revolving Credit Guarantors”). Under the terms of the Revolving Credit Facility, the Successor Company’s Revolving Credit Guarantors irrevocably and unconditionally jointly and severally guarantee: (a) the punctual payment; whether at stated maturity, by acceleration or otherwise; of all borrowings; including principal, interest, expenses or otherwise; when due and payable; and (b) the fulfillment of and compliance with all terms, conditions and covenants under the Revolving Credit Facility and all other related loan documents. The Successor Company’s Revolving Credit Guarantors also agree to pay any and all expenses that Wells Fargo may incur in enforcing its rights under the guarantee.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Successor Company’s option, either (a) the Base Rate (as defined in the Revolving Credit Facility to include a floor of 4.0%) plus either 3.25% or 3.50%, depending on the availability the Successor Company has under the Revolving Credit Facility on the date of determination or (b) the LIBOR Rate (as defined in the Revolving Credit Facility to include a floor of 2.25%) plus either 3.50% or 3.75%, depending on the availability the Successor Company has under the Revolving Credit Facility on the date of determination. If the Successor Company defaults on its obligations under the Revolving Credit Facility, Wells Fargo also has the option to implement a default rate of an additional 2% above the already applicable interest rate. In addition, the Successor Company is required to pay an unused line fee of 0.5% per annum in respect to any unutilized commitments.

As at December 31, 2011, the Successor Company had $0.04 million outstanding under the Revolving Credit Facility (Existing Credit Facility — December 31, 2010 - $10.0 million), $2.6 million of letters of credit issued under the facility (Existing Credit Facility — December 31, 2010 - $2.8 million) and $21.3 million of remaining availability under the Revolving Credit Facility (Existing Credit Facility — December 31, 2010 - $14.8 million). During the eight months ended December 31, 2011, the Successor Company incurred $0.7 million of interest expense on borrowings under the Revolving Credit Facility (Existing Credit Facility — December 31, 2010 - $0.5 million).

17. SHARE CAPITAL

a) Common Shares

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan, Angiotech’s Articles and Notice of Articles were amended to: (a) eliminate the existing class of common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of authorized no-par value new common shares for the Successor Company with similar rights, privileges, restrictions and conditions as were attached to the previous class of common shares. Accordingly and in connection with the implementation of the CCAA Plan, 12,500,000 new common shares were issued to holders of the Successor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes.

b) Stock Incentive Plans

(i) Sucessor company

Upon completion of the Recapitalization Transaction, the Successor Company established and implemented a new equity compensation plan — the 2011 Stock Incentive Plan (“2011 SIP”). The 2011 SIP provides for the granting of Restricted Stock, RSUs, stock options, stock appreciation rights, and deferred share units (collectively referred to as “Awards”) and is available to certain eligible employees, directors, consultants and advisors as determined by the Governance, Nominating and Compensation Committee of the Board of Directors. The 2011 SIP allows for a maximum of 2,130,150 shares with respect to the number of Awards that may be granted.

(1) Restricted Stock

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Successor Company issued 221,354 units of Restricted Stock to certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges as a common shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant.

During the eight months ended December 31, 2011, two executive officers of the Company holding Restricted Stock were terminated. The provisions of the employment agreements for these executive officers provided for accelerated vesting of Restricted Stock awards and stock options upon termination. The total value of the Restricted Stock awards accelerated was estimated to be approximately $1.3 million. Of the 91,146 of Restricted Stock awards that were vested on an accelerated basis, Angiotech repurchased 34,473 common shares from these terminated executives in consideration of withholding taxes owing on the vested awards. As at December 31, 2011, there were 130,208 awards of Restricted Stock outstanding, all of which remain unvested. Stock-based compensation expense related to Restricted Stock for the eight months ended December 31, 2011 was $1.8 million, including the $1.3 million of stock-based compensation related to the accelerated Restricted Stock awards.

A summary of Restricted Stock activity for the Successor Company is as follows:

	Number outstanding	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—
Granted	221,354	$15.17
Vested and exchanged for common shares	(91,146)	$15.17
Forfeited	—
Outstanding at December 31, 2011	130,208	$15.17
Outstanding and Exercisable at December 31, 2011	—	—

A summary of the status of nonvested restricted stock awards as of December 31, 2011 and changes during the eight months ended December 31, 2011, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	221,354	15.17
Vested and exchanged for common shares	(91,146)	15.17

Nonvested at December 31, 2011	130,208	$15.17

The aggregate intrinsic value of Restricted Stock vested is $1.4 million.

(2) Restricted Stock Units

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Successor Company issued 299,479 RSUs to certain senior management. During the eight months ended December 31, 2011, Angiotech issued an additional 116,000 RSUs to certain employees and directors of the company. The RSUs allow the holder to acquire one common share for each unit held upon vesting. Of the 415,479 RSUs issued during the eight months ended December 31, 2011, 365,479 vest 1/3rd on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the date of grant and 50,000 of the RSUs vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012.

During the eight months ended December 31, 2011, two executive officers of the Company holding RSUs were terminated. The provisions of these executive officer’s employment agreements provided for accelerated vesting of all RSUs and stock options upon termination. The total value of the RSUs accelerated was estimated to be approximately $3.3 million. At December 31, 2011 there were 253,906 RSUs vested and 161,573 RSUs unvested. Stock-based compensation expense related to RSUs for the eight months ended December 31, 2011 was $4.2 million including the $3.3 million of stock-based compensation related to the accelerated RSUs.

A summary of RSU activity for the Successor Company is as follows:

	No. of RSUs	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—	—
Granted	415,479	6.00	$15.17
Exercised	—
Forfeited	—
Outstanding at December 31, 2011	415,479	5.75	$15.17
Outstanding and Exercisable at December 31, 2011	253,906	5.75	$15.17

A summary of the status of nonvested RSU awards as of December 31, 2011 and changes during the eight months ended December 31, 2011, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	415,479	14.48
Vested	(253,906)	15.17
Forfeited	—	—

Nonvested at December 31, 2011	161,573	$13.38

The aggregate intrinsic value of RSUs vested and exercisable is $3.9 million.

(3) Stock Options

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Company issued 708,023 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors put in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the eight months ended December 31, 2011 was $3.9 million. This expense includes $2.8 million for the accelerated vesting of stock option awards for the four executive officers that were terminated during the eight months ended December 31, 2011, as discussed above.

A summary of stock option and award activity for the Successor Company is as follows:

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—	—	—
Granted	708,023	$20.00	7.00	$9.40
Exercised	—
Forfeited	(34,500)	$20.00
Outstanding at December 31, 2011	673,523	$20.00	6.37	$9.45
Outstanding and Exercisable at December 31, 2011	329,177	$20.00	6.37	$9.77

A summary of the status of nonvested stock option awards as of December 31, 2011 and changes during the eight months ended December 31, 2011, is presented below:

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at May 1, 2011	—	$—	$—
Granted	708,023	$9.40	$20.00
Vested	(329,177)	$9.77	20.00
Forfeited	(34,500)	8.42	20.00

Nonvested at December 31, 2011	344,346	$9.15	$20.00

(ii)              Predecessor Company

In June 2006, the shareholders approved the adoption of the 2006 Stock Incentive Plan (the “2006 Plan”) which superseded the Predecessor Company’s previous stock option plans. The 2006 Plan incorporated all of the options granted under the previous stock option plans and, in total, provides for the issuance of non-transferable stock options and stock-based awards (as defined below) to purchase up to 13,937,756 common shares to employees, officers, directors of the Predecessor Company, and persons providing ongoing management or consulting services to the Company. The 2006 Plan provides for, but does not require, the granting of tandem stock appreciation rights that at the option of the holder may be exercised instead of the underlying option. A stock option with a tandem stock appreciation right is referred to as an award. When the tandem stock appreciation right portion of an award is exercised, the underlying option is cancelled. The tandem stock appreciation rights are settled in equity and the option holder receives common shares with a fair market value equal to the excess of the fair value of the shares subject to the option at the time of exercise (or the portion thereof so exercised) over the aggregate option price of the shares set forth in the option agreement. The exercise price of the options and awards is fixed by the Board of Directors, but will generally be at least equal to the market price of the common shares at the date of grant, and for options issued under the 2006 Plan and the Predecessor Company’s 2004 Stock Option Plan (the “2004 Plan”), the term may not exceed five years. For options grandfathered from the stock option plans prior to the 2004 Plan, the term did not exceed 10 years. Options and awards granted are also subject to certain vesting provisions. Options and awards generally vest monthly after being granted over varying terms from two to four years. Any one person is permitted, subject to the approval of the Company’s Board of Directors, to receive options and awards to acquire up to 5% of its issued and outstanding common shares.

During the four months ended April 30, 2011, the Predecessor Company issued 5,120 common shares respectively upon exercise of awards (December 31, 2010 — 42,296, December 31, 2009 — 16,098). Angiotech issues new shares to satisfy stock option and award exercises.

A summary of Canadian dollar stock option and award activity for the Predecessor Company is as follows:

	No. of Stock Options and Awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2009	5,171,709	$5.99	3.18	$2,800
Granted	919,500	1.09
Exercised	(10,000)	0.31
Forfeited	(806,025)	14.63
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Exercised	—	—
Forfeited	(5,275,184)	3.83
Outstanding at April 30, 2011	—	$—	—	$—
Exercisable at April 30, 2011	—	$—	—	$—

A summary of U.S. dollar award activity for the Predecessor Company is as follows:

	No. of Awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	2,984,748	$1.64	3.74	$2,278
Granted	1,194,000	1.05
Exercised	(52,480)	0.26
Forfeited	(235,269)	1.07
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—	—
Exercised	(20,833)	(0.26)
Forfeited	(3,870,166)	1.52
Outstanding at April 30, 2011	—	$—	—	$—
Exercisable at April 30, 2011	—	$—	—	$—

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

	No. of Shares Underlying Options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2009	300,480	15.44	6.19	—
Outstanding at December 31, 2010	300,480	15.44	5.19	—
Forfeited	(300,480)	15.44	—
Outstanding at April 30, 2011	—	—	—	—
Exercisable at April 30, 2011	—	—	—	—

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

(c) Stock-based compensation expense

The Successor Company recorded stock-based compensation expense of $9.8 million for the eight months ended December 31, 2011, and the Predecessor Company recorded $0.4 million for the four months ended April 30, 2011, (December 31, 2010 - $1.8 million, December 31, 2009 - $1.6 million) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

The Company expenses the compensation cost of stock-based payments over the service period using the straight-line method over the vesting period. The total unrecognized compensation cost of non-vested awards was $5.6 million as at December 31, 2011.

The following weighted average assumptions were used for stock options grants in the respective periods:

	Successor Company	Predecessor Company
	Eight Months Ended December 31, 2011	Four Months Ended April 30, 2011(1)	Year Ended December 31, 2010	Year Ended December 31, 2009
Dividend Yield	Nil	Nil	Nil	Nil
Expected Volatility	39.9% - 103.4%	—%	99.6% - 101.7%	108.0% -126.8%
Weighted Average Volatility	71.6%	—%	100.7%	113.9%
Risk-free Interest Rate	2.95%	—%	1.8%	0.37% -1.31%
Expected Term (Years)	3	—	5	3

(1)There were no stock options granted for the Predecessor Company during the four months Ended April 30, 2011.

The weighted average fair value of awards granted in the eight months ended December 31, 2011, four months ended April 30, 2011, and the years ended December 31, 2010 and 2009 are presented below:

	Predecessor Company
Stock Options	Four Months Ended April 30, 2011(1)		Year Ended December 31, 2010		Year Ended December 31, 2009
CDN$ awards	CDN$	—	CDN$	0.83	CDN$	0.28
U.S.$ awards	$—		$0.78		$0.27

(1)There were no stock options granted for the Predecessor Company during the four months Ended April 30, 2011.

A summary of the status of nonvested awards and options for the Predecessor Company as of April 30, 2011 and changes during the four months ended April 30, 2011, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2010	2,225,194	$0.46
Vested	(294,577)	1.46
Forfeited	(560,223)	0.57
Nonvested at April 30, 2011	1,370,394	$0.59

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	2,044,339	$0.48
Vested	(371,746)	1.09
Forfeited	(74,890)	0.64
Nonvested at April 30, 2011	1,597,703	$0.64

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51
Nonvested at April 30, 2011	37,599	$6.51

As discussed above, in conjunction with the cancellation of all awards and other rights or entitlements to purchase common shares in accordance with the implementation of the CCAA Plan; $1.1 million and $0.3 million of these costs related to the nonvested awards granted under the 2006 Plan and AMI stock options, respectively, was charged to restructuring items in April 2011.

The total fair value of the AMI options vested during the four months ended April 30, 2011 was $0.5 million ($0.5 million for the year ended December 31, 2010).

During the eight months ended December 31, 2011, four months ended April 30, 2011 and years ended December 31, 2010 and 2009 the following activity occurred:

(in thousands)	Four months ended April 30, 2011		Year Ended December 31, 2010	Year Ended December 31, 2009
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$7	$17
U.S. dollar awards		$1	$33	$10
Total fair value of awards vested		$444	$1,565	$1,559

Cash received from award exercises was $nil for the four months ended April 30, 2011 ($11,000 for the year ended December 31, 2010 and $3,000 for the year ended December 31, 2009).

	Successor Company
(in thousands)	Eight months ended December 31, 2011
Total intrinsic value of awards exercised
Restricted Stock		$1,382,685
Restricted Stock Units	$	n/a
Stock Options	$	n/a
Total fair value of awards vested		$8,450,498

(f) Shareholder rights plan

The Company adopted a shareholder’s rights plan (“the Plan”) on February 10, 1999, amended and restated March 5, 2002, June 9, 2005 and October 30, 2008. According to the Plan, each shareholder is issued one right. Each right will entitle the holder to acquire common shares of the Company at a 50% discount to the market upon certain specified events, including upon a person or group of persons acquiring 20% or more of the total common shares of the Company. The rights are not exercisable in the event of a Permitted Bid as defined in the Plan. The Plan was required to be reconfirmed by the Company’s shareholders every three years. In connection with the implementation of the CCAA Plan, the Plan and all rights issued thereunder were cancelled.

18. LICENCE FEE REVENUE

Under an Amended and Restated Distribution and Licence Agreement with our partner Baxter, in 2009 the Predecessor Company received a one-time payment of $25.0 million, which was received in lieu and settlement of future royalty and milestone obligations related to existing formulations of CoSeal surgical sealant or any future products. All deliverables were provided to Baxter and the Predecessor Company’s performance obligations were substantially complete when the payment was recognized as license fee revenue.

19. WRITE-DOWN OF ASSETS HELD FOR SALE

In June 2011, the Successor Company completed the sale of the Syracuse property for net proceeds of $0.9 million. Given that the carrying value of the property was adjusted to its fair value of $0.9 million upon implementation of fresh start accounting on April 30, 2011, the Successor Company did not realize any gains or losses upon completion of the sale.

On March 25, 2011, the Predecessor Company entered into a sale agreement to sell the Vancouver property for net proceeds of $1.8 million. The agreement became effective on April 27, 2011, upon the Canadian Court grant of an Approval and Vesting Order on April 6, 2011 and the elapse of a 21 day appeal period following the grant of such an order. In April 2011, the Predecessor Company recorded a $0.6 million write-down to adjust the carrying value of this property to the amount of the expected proceeds. On the Plan Implementation Date, the Successor Company completed the sale of the property and no gains or losses were recorded.

As at December 31, 2009, the Predecessor Company had three properties that were classified as held-for-sale based in Vancouver, Canada; Syracuse, New York; and Puerto Rico. Impairment charges of $1.5 million and $3.1 million were recorded during the years ended December 31, 2010 and December 31, 2009 to adjust the carrying values of these properties to the lower of cost and fair value less estimated selling costs. In early 2010, the Puerto Rico property was sold for net proceeds of $0.7 million with no resulting gain or loss.

As at December 31, 2010, the $3.1 million carrying value of the two remaining properties were reclassified back to Property, Plant and Equipment because they failed to meet the held-for-sale classification criteria defined under ASC No. 360-10 — Property, Plant and Equipment. The carrying values of the remaining properties were measured at the lower of (a) the carrying values of the properties prior to their classification as held-for-sale, adjusted for depreciation that would have been recognized if the properties had remained classified as held and used; and (b) the fair values of the properties at the date of the subsequent decision to not sell the properties.

20. ESCROW SETTLEMENT RECOVERY

In connection with the 2006 acquisition of AMI, RoundTable Healthcare Partners, LP (“RoundTable”) and Angiotech entered into an Escrow Agreement on March 23, 2006. Under this agreement, Angiotech deposited $20.0 million with LaSalle Bank (“LaSalle”), which was designated as the Escrow Agent. On April 4, 2007, Angiotech issued an Escrow Claim Notice to LaSalle to return the $20.0 million, which was subsequently disputed by RoundTable. After various legal proceedings, hearings and discussions, a Joint Letter of Direction was executed and $6.5 million was released to RoundTable, thereby leaving the amount in dispute at approximately $13.5 million. On January 14, 2010, a settlement agreement was signed whereby Angiotech received $4.7 million from the escrow account. On January 15, 2010, the Predecessor Company received the settlement funds, which were recorded as a recovery. All legal proceedings have been dismissed.

21. DISPOSAL OF LAGUNA HILLS MANUFACTURING FACILITY

During the year ended December 31, 2010, the Company sold its Laguna Hills manufacturing operations under its Medical Device Technologies operating segment. The sale included certain assets and liabilities for total net proceeds of $2.8 million resulting in a gain of $2.0 million.

22. COMMITMENTS AND CONTINGENCIES

(a) Commitments

i) Lease commitments

Angiotech has various operating lease agreements for office, laboratory and manufacturing space which are scheduled to expire through to July 2019. Future minimum annual lease payments under these leases are as follows:

2012	$2,443
2013	1,532
2014	1,289
2015	1,281
2016	1,297
Thereafter	2,166
$10,008

Rent expense for the four months ended April 30, 2011 and eight months ended December 31, 2011 and was $0.9 million and $1.7 million, respectively (December 31, 2010 - $3.1 million, December 31, 2009 - $3.2 million).

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

On October 4, 2010, the Predecessor Company was notified that QSR Holdings, Inc. (“QSR”), as a representative for former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. The Arbitration Demand sought either direct monetary damages or, in the alternative, extension of the earn-out period for a sixth year as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech

On January 27, 2011 the Predecessor Company entered into a settlement agreement (the “Settlement Agreement”) for the full and final settlement of all claims, including all potential contingent payments, under the Merger Agreement. Under the terms of the Settlement Agreement, Angiotech is required to pay QSR $6.0 million (the “Settlement Amount”). In accordance with the terms of the Settlement Agreement, the first $2.0 million was paid on May 26, 2011, with the remainder being payable in equal monthly installments over a 24 month period.

Athersys, Inc. (“Athersys”)

In May 2006, Angiotech entered into a collaboration and licensing arrangement with Athersys to co-develop and commercialize Multi-Stem Stem Cell Therapy (“Multi-Stem”) for use in the indications of acute myocardial infarction (“AMI”) and peripheral vascular disease. On November 11, 2011, Angiotech entered into a mutual Termination Agreement (“Termination Agreement”) with Athersys Inc. and ABT Holding Company (formerly known as Athersys, Inc.) to terminate all existing collaboration and licensing agreements between the parties. Under the terms of the Termination Agreement, Athersys regained all rights to the development of their stem cell technologies and products for cardiovascular disease indications; including AMI, congestive heart failure, chronic ischemia and peripheral vascular disease.  Going forward, Angiotech will no longer have any licensing rights or funding obligations related to Athersys’ stem cell technologies and products. However, in the event that Athersys enters a new AMI collaboration, Angiotech will be entitled to a certain percentage of the license fees that Athersys receives from a third party partner, subject to various conditions.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, Angiotech may be required to make certain contingent payments of up to $2.0 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. No clinical or regulatory milestones were achieved in 2011. As a result, no payments were made to Biopsy Sciences during the eight months ended December 31, 2011 or the four months ended April 30, 2011 (year ended December 31, 2010 — nil).

(b) Contingencies

From time to time, the Successor Company may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. The Successor Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below to which we may become subject in the normal course of business nor are we able to estimate the amount or range of any possible loss we might incur should we not prevail in such matters. We cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to Angiotech are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

23. SEGMENTED INFORMATION

As at December 31, 2011, the Company had two reportable segments based on the type of revenue generated: (i) Medical Device Technologies and (2) Licensed Technologies. The Medical Device Technologies segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies. The Licensed Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Successor Company and Predecessor Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010 and 2009:

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009
Revenue
Medical Device Technologies	$139,307	$69,198	$211,495	$191,951
Licensed Technologies	13,670	11,068	34,747	87,727

Total revenue	152,977	80,266	246,242	279,678

Cost of products sold — Medical Device Technologies	90,348	32,219	106,304	104,616
Licence and royalty fees — Licensed Technologies	264	68	5,889	10,431

Gross margin
Medical Device Products	48,959	36,979	105,191	87,335
Licensed Technologies	13,406	11,000	28,858	77,296

Total gross margin	62,365	47,979	134,049	164,631

Research and development	14,076	5,686	26,790	23,701
Selling, general and administration	60,424	24,846	89,238	81,504
Depreciation and amortization	23,973	14,329	33,745	33,251
Write-down of assets held for sale	—	570	1,450	3,090
Write-down of property, plant and equipment	4,502	215	4,779	—
Write-down of intangible assets	10,850	—	2,814	—
Escrow settlement recovery	—	—	(4,710)	—

Operating (loss) income	(51,460)	2,333	(20,057)	23,085
Other expenses	(11,972)	(10,939)	(46,798)	(39,916)

Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	$(63,432)	$(8,606)	$(66,855)	$(16,831)

The Company allocates its assets to the two reportable segments; however, as noted above, depreciation, income taxes and other expense and income are not allocated to segment operating units.

During the four months ended April 30, 2011 and the eight months ended December 31, 2011, the royalty revenue from BSC represented approximately 12% and 7% of total revenue (year ended December 31, 2010 — 12%). During the year ended December 31, 2009, revenue from two licensees, BSC and Baxter International Inc. represented 29% of total revenue.

The following tables represent total assets and capital expenditures for each reportable segment at December 31, 2011 and 2010:

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009
Capital expenditures
Medical Device Technologies	$1,002	$945	$5,726	$3,178
Licensed Technologies	—		—	1,188

Total capital expenditures	$1,002	$945	$5,726	$4,366

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010

Total assets
Medical Device Technologies	$535,377	$270,138
Licensed Technologies	72,729	35,860

Total assets	$608,106	$305,998

Geographic information

Revenues are attributable to countries based on the location of the Company’s customers or, for revenue from collaborators, the location of the collaborator’s customers.

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009

United States	$94,417	$53,403	$150,428	$172,318
Europe	35,430	17,285	49,420	60,001
Other	23,130	9,578	46,394	47,359
Total	$152,977	$80,266	$246,242	$279,678

Intangible assets and property, plant and equipment by country are summarized as follows:

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010

United States	$281,229	$146,806
Canada	78,989	21,476
Other	22,037	15,952
Total assets	$382,255	$184,234

24. LOSS PER SHARE

Loss per share was calculated as follows:

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009

Numerator:
Net (loss) income	$(60,446)	$379,518	$(66,811)	$(22,868)

Denominator:
Basic and diluted weighted average common shares outstanding	12,528	85,185	85,168	85,130
Basic and diluted net (loss) income per common share:	$(4.82)	$4.46	$(0.78)	$(0.27)

For the eight months ended December 31, 2011, 545,687 Restricted Stock awards and RSUs and 673,523 stock options were excluded from the calculation of diluted net loss per common share given that the effect of including them would have been anti-dilutive due to the loss position for the period (December 31, 2010 — 6,045,830 stock options, December 31, 2009 — 3,411,357 stock options).  For the four months ended April 30, 2011, there was no dilutive impact of stock options as all stock options were out-of-the money and no stock options were outstanding as at April 30, 2011.

25. CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATING ACTIVITIES AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009

Accounts receivable	$5,778	$(855)	$(5,638)	$(2,122)
Income tax receivable	(148)	(645)	420	—
Inventories	2,840	(2,603)	768	3,244
Prepaid expenses and other assets	1,102	2,141	(223)	7,623
Accounts payable and accrued liabilities	4,559	(10,020)	(2,337)	(5,417)
Income taxes payable	538	(770)	(8,603)	1,698
Interest payable on long term debt	(829)	2,663	9,758	(511)
	$13,840	$(10,089)	$(5,855)	$4,515

Supplemental disclosure

	Successor Company	Predecessor Company
	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009

Income taxes paid	$2,847	$2,334	$13,904	$8,748
Income tax refund	408	—	634	5,179
Interest paid	11,888	3,763	23,523	35,671
Deferred financing charges and costs accrued but not paid	—	1,160	2,090	—
Non-cash transaction - settlement of loan receivable in exchange for Haemacure net assets acquired	—	—	3,686	—
Non-cash transaction - settlement of Subordinated Notes and related interest obligations for common shares	—	202,948	—	—

26. CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of December 31, 2011, December 31, 2010, and for the eight months ended December 31, 2011, the four months ended April 30, 2011, and the years ended December 31, 2010 and 2009 for the direct and indirect subsidiaries of the Angiotech that serve as guarantors of the Senior Floating Rate Notes, and for the subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Angiotech. All of Angiotech’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$8,649	$7,449	$6,075	$—	$22,173
Short term investments	3,259	—	—	—	3,259
Accounts receivable	167	20,076	7,995	—	28,238
Income taxes receivable	—	1,239	223	—	1,462
Inventories	—	26,744	7,560	—	34,304
Deferred income taxes	—	3,995	—	—	3,995
Prepaid expenses and other current assets	1,120	1,541	506	—	3,167

Total Current Assets	13,195	61,044	22,359	—	96,598

Investment in subsidiaries	388,653	20,538	—	(409,191)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	3,213	22,552	13,424	—	39,189
Intangible assets	75,754	251,905	15,407	—	343,066
Goodwill	—	101,244	21,984	—	123,228
Deferred income taxes	1,729	—	436	—	2,165
Other assets	3,537	54	269	—	3,860

Total Assets	486,081	457,337	73,879	(409,191)	608,106

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,999	$17,896	$5,642	$—	$30,537
Income taxes payable	—	—	2,023	—	2,023
Interest payable on long-term debt	1,450	—	—	—	1,450
Deferred revenue, current portion	496	—	—	—	496
Revolving credit facility	—	40	—	—	40
Debt	—	—	—	—	—

Total Current Liabilities	8,945	17,936	7,665	—	34,546

Deferred leasehold inducement	—	—	—	—	—
Deferred revenue	3,456	—	315	—	3,771
Deferred income taxes	—	87,415	5,219	—	92,634
Other tax liabilities	2,273	896	2,560	—	5,729
Debt	325,000	—	—	—	325,000
Other liabilities	—	19	—	—	19

Total Non-current Liabilities	330,729	88,330	8,094	—	427,153

Total Shareholders’ (Deficit) Equity	146,407	351,071	58,120	(409,191)	146,407

Total Liabilities and Shareholders’ (Deficit) Equity	$486,081	$457,337	$73,879	$(409,191)	$608,106

Condensed Consolidating Balance Sheet

As at December 31, 2010

USD (in ‘000s)

	Predecessor Company
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

Condensed Consolidated Statement of Operations

Eight months ended December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$7	$101,288	$47,579	$(9,567)	$139,307
Royalty revenue	10,671	2,989	10	—	13,670
	10,678	104,277	47,589	(9,567)	152,977

EXPENSES
Cost of products sold	—	59,480	36,298	(5,430)	90,348
License and royalty fees	264	—	—	—	264
Research & development	7,829	5,921	326	—	14,076
Selling, general and administration	13,941	38,946	7,537	—	60,424
Depreciation and amortization	10,085	12,021	1,867	—	23,973
Write-down of assets held for sale	—	—	—	—	—
Write-down of property, plant and equipment	4,359	143	—	—	4,502
Write-down of intangible assets	6,474	—	4,376	—	10,850
	42,952	116,511	50,404	(5,430)	204,437

Operating income (loss)	(32,274)	(12,234)	(2,815)	(4,137)	(51,460)

Other income (expense)
Foreign exchange gain (loss)	587	111	763	—	1,461
Other (expense) income	823	(2,426)	2,150	—	547
Interest expense	(11,189)	(738)	(18)	—	(11,945)
Write-down of investments	(2,035)	—	—	—	(2,035)

Total other expenses	(11,814)	(3,053)	2,895	—	(11,972)

Income (loss) before income tax expense (recovery)	(44,088)	(15,287)	80	(4,137)	(63,432)
Income tax expense (recovery)	16,159	(22,435)	3,290	—	(2,986)

Income (loss) from operations	(60,247)	7,148	(3,210)	(4,137)	(60,446)
Equity in subsidiaries	(199)	7,270	—	(7,071)	—
Net income (loss)	$(60,446)	$14,418	$(3,210)	$(11,208)	$(60,446)

Condensed Consolidated Statement of Operations

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$8	$54,494	$22,832	$(8,136)	$69,198
Royalty revenue	9,930	1,011	—	—	10,941
License fees	—	—	127	—	127
	9,938	55,505	22,959	(8,136)	80,266

EXPENSES
Cost of products sold	—	22,041	14,783	(4,605)	32,219
License and royalty fees	68	—	—	—	68
Research & development	2,448	3,022	216	—	5,686
Selling, general and administration	3,187	18,198	3,461	—	24,846
Depreciation and amortization	3,007	11,021	301	—	14,329
Write-down of assets held for sale	570	—	—	—	570
Write-down of property, plant and equipmen	—	215	—	—	215
	9,280	54,497	18,761	(4,605)	77,933

Operating income (loss)	658	1,008	4,198	(3,531)	2,333

Other income (expense)
Foreign exchange gain (loss)	(492)	(46)	(108)	—	(646)
Other (expense) income	1,116	(1,134)	52	—	34
Interest expense on long-term debt	(7,372)	(2,914)	(41)	—	(10,327)

Total other expenses	(6,748)	(4,094)	(97)	—	(10,939)

Loss before reorganization items and income tax expense	(6,090)	(3,086)	4,101	(3,531)	(8,606)
Reorganization items	80,482	217,254	23,348	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	67,307	—	—	—	67,307
Income (loss) before income taxes	141,699	214,168	27,449	(3,531)	379,785
Income tax (recovery) expense	(197)	(910)	1,374	—	267

Income (loss) from operations	141,896	215,078	26,075	(3,531)	379,518
Equity in subsidiaries	237,622	2,502	—	(240,124)	—
Net income (loss)	$379,518	$217,580	$26,075	$(243,655)	$379,518

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

Condensed Consolidated Statement of Cash Flows

For the eight month ended December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(5,553)	$22,440	$6,132	$—	$23,019

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	—	—	—	(8,105)
Key Employment Incentive Plan fee	(156)	(395)	—	—	(551)
Cash used in reorganization activities	(8,261)	(395)	—	—	(8,656)
Cash used in operating activities	(13,814)	22,045	6,132	—	14,363

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(272)	(635)	(95)	—	(1,002)
Proceeds from disposition of property, plant and equipment	1,732	891	—	—	2,623
Cash used in investing activities	1,460	256	(95)	—	1,621

FINANCING ACTIVITIES:
Share capital issued	(521)	—	—	—	(521)
Deferred financing charges and costs	—	(49)	—	—	(49)
Dividends received (paid)	—	6,886	(6,886)	—	—
Advances on Revolving Credit Facility	—	17,400	—	—	17,400
Repayments on revolving Credit Facility	—	(39,379)	—	—	(39,379)
Proceeds from stock options exercised	—	—	—	—	—
Intercompany notes payable/receivable	17,842	(17,842)	—	—	—
Cash provided by (used in) financing activities before reorganization activities	17,321	(32,984)	(6,886)	—	(22,549)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—	(1,408)

Cash provided by (used in) financing activities	15,913	(32,984)	(6,886)	—	(23,957)

Effect of exchange rate changes on cash and cash equivalents	—	—	(76)	—	(76)
Net (decrease) increase in cash and cash equivalents	3,559	(10,683)	(925)	—	(8,049)
Cash and cash equivalents, beginning of period	5,090	18,132	7,000	—	30,222
Cash and cash equivalents, end of period	$8,649	$7,449	$6,075	$—	$22,173

Condensed Consolidated Statement of Cash Flows

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(7,900)	$2,887	$3,593	$—	$(1,420)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor
Protection Proceedings	(7,447)	(2,608)	—	—	(10,055)
Key Employment Incentive Plan fee	—	—	—	—	—
Director’s and officer’s insurance	(1,382)	—	—	—	(1,382)
Cash used in reorganization activities	(8,829)	(2,608)	—	—	(11,437)
Cash used in operating activities	(16,729)	279	3,593	—	(12,857)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(329)	(591)	(25)	—	(945)
Cash used in investing activities	(329)	(591)	(25)	—	(945)

FINANCING ACTIVITIES:
Share capital issued	1	—	—	—	1
Deferred financing charges and costs	—	(1,278)	—	—	(1,278)
Dividends received (paid)	—	3,137	(3,137)	—	—
Net (repayments) advances on Revolving Credit Facility	—	12,018	—	—	12,018
Intercompany notes payable/receivable	10,967	(10,967)		—	—
Cash provided by (used in) financing activities	10,968	2,910	(3,137)	—	10,741

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(6,090)	2,598	399	—	(3,093)
Cash and cash equivalents, beginning of period	11,180	15,340	6,795	—	33,315
Cash and cash equivalents, end of period	$5,090	17,938	7,194	$—	30,222

Condensed Consolidating Statement of Cash Flows

For the year end December 31, 2010

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

For the year end December 31, 2009

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

27. SUBSEQUENT EVENTS

Amendment to Revolving Credit Facility

On March 12, 2012, the Successor Company completed an amendment to its Revolving Credit Facility in order to provide increased financial flexibility and improve its overall liquidity. This amendment provides for, among other things: (i) the repurchase of the Successor Company’s outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by the Successor Company’s foreign subsidiaries; (iv) the ability to dispose of certain of the Successor Company’s intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over the Company’s short term investments; (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. Management estimates total fees of $0.4 million to be paid to complete this amendment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010 and 2009

(in thousands of U.S. dollars)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other accounts	Deductions	Balance at End of Period
Deferred Income Tax Valuation Allowance:
Eight months ended December 31, 2011	$80,722	17,555	—	—	$98,277
Four months ended April 30, 2011, including the impact of fresh start accounting	106,594	—	—	25,872	80,617
Year ended December 31, 2010	95,159	11,435	—	—	106,594
Year ended December 31, 2009	91,986	$3,173	—		95,159

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other accounts	Deductions	Balance at End of Period
Accounts Receivable Allowance:
Eight months ended December 31, 2011	$ Nil	$233	—	—	$233
Impact of fresh start accounting on April 30, 2011	1,944	—	—	1,944	Nil
Four months ended April 30, 2011	2,435	479	—	970	1,944
Year ended December 31, 2010	471	2,499	—	535	$2,435
Year ended December 31, 2009	270	730	—	529	$471

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other accounts	Deductions	Balance at End of Period
Inventory Valuation Allowance:
Eight months ended December 31, 2011	$ Nil	$1,022	—	—	$1,022
Impact of fresh start accounting on April 30, 2011	2,920	—	—	2,920	Nil
Four months ended April 30, 2011	3,417	88	—	585	2,920
Year ended December 31, 2010	2,969	1,428	—	981	3,417
Year ended December 31, 2009	2,138	3,346	—	2,515	2,969