Form 10-Q
period 2012-03-31
ANGIOTECH PHARMACEUTICALS INC
filed 2012-05-15
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

12,556,673 Common Shares, no par value, as of May 15, 2012

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(unaudited)

	Successor Company
	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents [note 5]	$35,073	$22,173
Short-term investments [note 6]	1,860	3,259
Accounts receivable	29,484	28,238
Income tax receivable	1,306	1,462
Inventories [note 7]	37,305	34,304
Deferred income taxes, current portion	4,293	3,995
Deferred financing costs [note 12(d)]	448	—
Prepaid expenses and other current assets	2,777	3,167
Total current assets	112,546	96,598

Property, plant and equipment [note 8]	37,520	39,189
Intangible assets [note 9 (a)]	335,482	343,066
Goodwill [note 9(b)]	123,849	123,228
Deferred income taxes, non-current portion	2,558	2,165
Other assets	346	3,860
Total assets	612,301	608,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities [note 10]	30,028	30,537
Income taxes payable	2,266	2,023
Interest payable	1,450	1,450
Deferred revenue, current portion [note 11]	496	496
Revolving credit facility [note 12(e)]	—	40
Total current liabilities	34,240	34,546

Deferred revenue, non-current portion [note 11]	3,930	3,771
Deferred income taxes, non-current portion	94,591	92,634
Other tax liabilities	6,067	5,729
Debt [note 12(a)]	325,000	325,000
Other liabilities	25	19
Total non-current liabilities	429,613	427,153

Shareholders’ equity
Share capital
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:	203,719	203,719
December 31, 2011 — 12,556,673
March 31, 2012 - 12,556,673
Additional paid-in capital	9,125	8,552
Accumulated deficit	(60,445)	(60,446)
Accumulated other comprehensive loss	(3,951)	(5,418)
Total shareholders’ equity	148,448	146,407

Total liabilities and shareholders’ equity	$612,301	$608,106

Contingencies and commitments [note 15]

Subsequent events [note 20]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(unaudited)

	Successor Company	Predecessor Company
	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
REVENUE
Product sales, net	$54,623	$52,834
Royalty revenue	5,918	5,655
License fees	9	103
	60,550	58,592

EXPENSES
Cost of products sold	24,683	23,928
License and royalty fees	111	68
Research and development	1,985	4,531
Selling, general and administration	17,646	18,656
Depreciation and amortization	9,023	11,241
Write-down of property, plant and equipment	173	215
	53,621	58,639
Operating income (loss)	6,929	(47)

Other income (expenses)
Foreign exchange losses	(270)	(279)
Other income	660	25
Interest expense	(4,252)	(8,110)
Impairments and realized losses on investments [note 6]	(280)	—
Total other expenses	(4,142)	(8,364)
Income (loss) before reorganization items and income taxes	2,787	(8,411)
Reorganization items [note 3]	—	(8,742)
Income (loss) before taxes	2,787	(17,153)
Income tax expense [note 13]	2,786	848

Net income (loss)	$1	$(18,001)

Basic net income (loss) per common share	$0.00	$(0.21)
Diluted net income (loss) per common share	$0.00	$(0.21)

Basic weighted average number of common shares outstanding (in thousands)	12,811	85,185
Diluted weighted average number of common shares outstanding (in thousands)	12,911	85,185

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	Successor Company	Predecessor Company
	Three months ended	Three months ended
	March 31,	March 31,
	2012	2011
Net income (loss)	$1	$(18,001)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of taxes ($0)	—	697
Cumulative translation adjustment	1,467	1,231
Other comprehensive income	1,467	1,928
Comprehensive income (loss)	$1,468	$(16,073)

ANGIOTECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

				(Accumulated	Accumulated
			Additional	deficit) /	other	Total
	Common Shares		paid-in-	Retained	comprehensive	Stockholder’s
Predecessor Company	Shares	Amount	capital	Earnings	income (loss)	(deficit) equity
Balance at December 31, 2010	85,180,377	$472,753	$35,470	$(933,352)	$41,053	$(384,076)
Exercise of stock options	5,120	1				1
Stock-based compensation			294			294
Net loss				(18,001)		(18,001)
Other comprehensive income					1,928	1,928
Balance at March 31, 2011	85,185,497	$472,754	$35,764	$(951,353)	$42,981	$(399,854)

				(Accumulated	Accumulated
			Additional	deficit) /	other	Total
	Common Shares		paid-in-	Retained	comprehensive	Stockholder’s
Successor Company	Shares	Amount	capital	Earnings	income (loss)	(deficit) equity
Balance at December 31, 2011	12,556,673	$203,719	$8,552	$(60,446)	$(5,418)	$146,407
Stock-based compensation			573			573
Net income				1		1
Other comprehensive income					1,467	1,467
Balance at March 31, 2012	12,556,673	$203,719	$9,125	$(60,445)	$(3,951)	$148,448

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$1	$(18,001)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,969	12,267
Gain on disposition of property, plant and equipment	(577)
Reorganization items [note 3]	—	8,742
Write-down of property, plant and equipment	173	215
Impairments and realized losses on investments [note 6]	280	—
Deferred leasehold amortization	—	(1,228)
Deferred income taxes	1,480	(172)
Stock-based compensation expense	573	294
Non-cash interest expense	—	2,839
Other	235	650
Net change in non-cash working capital items relating to operations [note 18]	(263)	(8,832)

Cash provided by (used in) operating activities before reorganization items	11,871	(3,226)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	—	(6,960)
Director’s and officer’s insurance	—	(1,382)

Cash used in reorganization activities	—	(8,342)

Cash provided by (used in) operating activities	11,871	(11,568)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(413)	(803)
Proceeds from disposition of property, plant and equipment	576	—
Proceeds from disposition of short term investments	1,122	—

Cash provided by (used in) investing activities	1,285	(803)

FINANCING ACTIVITIES
Share capital issued and/or repurchased	—	1
Deferred financing charges and costs	(350)	(1,228)
Advances on Revolving Credit Facility	—	17,018
Repayments on Revolving Credit Facility	(40)	(10,000)

Cash provided by (used in) financing activities	(390)	5,791

Effect of exchange rate changes on cash and cash equivalents	134	176
Net increase (decrease) in cash and cash equivalents	12,900	(6,404)
Cash and cash equivalents, beginning of period	22,173	33,315

Cash and cash equivalents, end of period	$35,073	$26,911

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

1.                       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

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

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and the U.S. Securities and Exchange Commission’s (“SEC”) rules and regulations on interim reporting. Accordingly, certain information and footnote disclosures normally included in the annual financial statements have been omitted. The accounting policies used in the preparation of these interim consolidated financial statements are the same as those described in the Company’s 2011 Annual Report filed on Form 10-K. In management’s opinion, all adjustments (including reclassification and normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts herein are expressed in U.S. dollars and thousands of U.S. dollars, except share and per share data, unless otherwise noted. The information included in this Quarterly Report on Form 10-Q should therefore be read in conjunction with the Company’s 2011 Annual Report filed on Form 10-K with the SEC on March 29, 2012.

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares of Angiotech (the “Recapitalization Transaction”). In connection with the execution of this Recapitalization Transaction, on January 28, 2011, Angiotech and certain of its subsidiaries (the “Angiotech Entities”) filed for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and Chapter 15 of Title 11 of the Bankruptcy Code in the U.S (the “Creditor Protection Proceedings”). For additional information on the Recapitalization Transaction and related Creditor Protection Proceedings, refer to note 3.

Upon commencement of the Creditor Protection Proceedings through to the Convenience Date (as described below), the Company adopted Accounting Standards Codification (“ASC”) No. 852 — Reorganization to prepare its interim and annual consolidated financial statements. During Creditor Protection Proceedings, ASC No. 852 required that the Company distinguish transactions and events directly associated with the Recapitalization Transaction (described in note 3) from ongoing operations of the business as follows: (i) certain expenses, recoveries, loss provisions, and other charges incurred during Creditor Protection Proceedings were reported as Reorganization Items on the Consolidated Statement of Operations (see note 3) and (ii) specific cash flow items directly related to the Reorganization Items were segregated on the Consolidated Statement of Cash Flows. In addition, in accordance with the terms of the recapitalization plan, the Company ceased to accrued interest from January 28, 2011 onwards on its pre-petition Subordinated Notes.

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on May 12, 2011 (the “Effective Date”), the Company was required to adopt fresh-start accounting in accordance with ASC No. 852. The Company applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.

Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of Predecessor Company’s assets and liabilities to their estimated fair values; (ii) the elimination of the Predecessor Company’s deficit, additional paid-in-capital and accumulated other comprehensive income balances; and (iii) reclassification of certain balances.  Given these material changes to Angiotech’s consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company.

Liquidity Risk

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities. Although Angiotech has completed the Recapitalization Transaction and emerged from its Creditor Protection Proceedings as described above, it continues to face a number of risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to meet its contractual obligations and support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Successor Company’s liquidity position, cash flows and future operating results throughout 2012 and the foreseeable future. The more significant risks and uncertainties have been summarized as follows:

•                  The Successor Company’s most significant financial liability is its $325 million of new Senior Floating Rate Notes (the “New Floating Rate Notes”) due December 1, 2013 (see notes 3 and 12). During the three months ended March 31, 2012, the Successor Company incurred $4.1 million of interest expense on the New Floating Rate Notes. The interest rate on the New Floating Rate Notes resets quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes bore an interest rate of 5.0% on March 31, 2012 (December 31, 2011 — 5.0%). An increase in LIBOR could impact the Successor Company’s ability to service its future interest obligations owing under the New Floating Rate Notes. Furthermore, there is no assurance that the Successor Company will be able to refinance the New Floating Rate Notes when they become due on December 1, 2013.

•                  As discussed in note 20, on April 4, 2012 the Successor Company and certain of its subsidiaries entered into an Asset Sale and Purchase Agreement (“APA”) with Ethicon, LLC and Ethicon, Inc (collectively termed “Ethicon”). Pursuant to the terms of the APA, the Successor Company and the named subsidiaries sold certain intellectual property and manufacturing equipment related to its Quill wound closure products. On April 4, 2011, Ethicon made an initial payment of $20.4 million for the purchase of these assets. In the future, the Successor Company may receive additional contingent consideration payments from Ethicon based on the Successor Company completing certain performance obligations.

•                  The Successor Company has a $28 million Revolving Credit Facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) (see note 12(e)). As at March 31, 2012 the Successor Company had nil borrowings outstanding under the Revolving Credit Facility, $2.7 million in secured letters of credit issued under the Revolving Credit Facility and $21.6 million of available borrowing capacity. The Successor Company is subject to a monthly stand-by charge on the unutilized portion of the facility and may incur additional interest charges on any future potential borrowings under the Revolving Credit Facility. As discussed in note 12(e), utilization of the Revolving Credit Facility is subject to a borrowing base formula based on the value of certain eligible inventory, accounts receivable and real property, net of applicable reserves. The utilization of the Revolving Credit Facility is also subject to certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Successor Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that it will continue to comply with the covenants specified under the Revolving Credit Facility and future borrowing arrangements in 2012 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Revolving Credit Facility may limit the Successor Company’s ability to obtain future advances or result in demands for accelerated repayment of any amounts outstanding at the time.

•                  Angiotech has a history of reporting operating losses. For the three months ended March 31, 2012, the Successor Company recorded nominal net income compared to the net loss of $18.0 million incurred by the Predecessor Company for the same period in 2011. During the three months ended March 31, 2012, Angiotech’s cash resources increased by $12.9 million, most of which was driven by cash generated from operating activities. During the three months ended March 31, 2011, $11.6 million was used in operating activities, $0.8 million was used to fund investing activities and $5.8 million was provided by financing activities. Future operating losses or negative operating cash flows would adversely impact the Successor Company’s liquidity position and its ability to meet its future obligations.

The Successor Company’s ability to maintain and sustain its future operations will depend upon its ability to: (i) refinance, restructure, or amend terms of its existing debt obligations, most importantly its New Floating Rate Notes prior to maturity in December 2013; (ii) remain in compliance with its debt covenants; (iii) achieve continued revenue growth and improvement in gross margins; and (v) achieve continued improvement in operating efficiencies or reduce expenses.

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

2.                       SIGNIFICANT ACCOUNTING POLICIES

All accounting policies applicable to the Successor Company are the same as those described in note 2 of audited consolidated financial statements for the year ended December 31, 2011 included in the 2011 Annual Report.

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

(a) Recently adopted accounting policies

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the unaudited consolidated financial statements for the three months ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.  The amendment is effective for fiscal and interim periods beginning on January 1, 2012. ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. As at March 31, 2012, the Successor Company does not have any adjustments that would require reclassification from accumulated other comprehensive income to net income. In accordance with ASU No. 2011-05, a separate statement of comprehensive income has been presented in the unaudited consolidated financial statements for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350). ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. Given that no goodwill impairment test was conducted during the three months ended March 31, 2012 and no goodwill impairment indicators were identified, ASU No. 2011-08 did not have a significant impact on the unaudited consolidated financial statements for the three months ended March 31, 2012.

(b) Future Accounting Pronouncements

As at the date of this assessment, no additional future accounting pronouncements were identified which are expected to affect the Successor Company’s future consolidated financial statements beyond March 31, 2012.

3.                       REORGANIZATION

As described under note 1, on January 28, 2011 the Angiotech Entities initiated Creditor Protection Proceedings for the purposes of executing the Recapitalization Transaction. On May 12, 2011, upon the close of business, the Angiotech Entities successfully emerged from Creditor Protection Proceedings and the following transactions were consummated or deemed to be consummated in accordance with the reorganization plan:

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

(iv)              12,500,000 new common shares, representing approximately 96% of the common shares issuable in connection with the implementation of the CCAA Plan (including restricted shares and restricted share units issued under the CCAA Plan), were issued to holders of the Predecessor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes and $16 million of related interest obligations; provided, however, that the indenture related to the Subordinated Notes (the “SSN Indenture”) remained in effect solely to the extent necessary to effect distributions to the Subordinated Noteholders and provide certain related protection to the indenture trustee there under.

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

(vi)              The Successor Company entered into a new revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo (see note 12(e)). In addition, the Predecessor Company’s two preexisting credit facilities were terminated in accordance with the terms of the reorganization plan.

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

(xi)              The Predecessor Company placed $0.4 million in escrow with the Monitor for distribution to creditors that were compromised as part of the Creditor Protection Proceedings, other than the Subordinated Noteholders, to settle distribution claims totaling $4.5 million in accordance with the CCAA Plan. Distributions were paid to these creditors in May, 2011.

(xii)           The settlement agreement with QSR Holdings, Inc. (the “Settlement Agreement”), related to certain litigation pertaining to the May 25, 2006 Agreement and Plan of Merger by and among Angiotech, Angiotech US, Quaich Acquisition, Inc. and Quill Medical, Inc., was determined to be in full force and effect. As at March 31, 2012, approximately $3.7 million of the $6.0 million settlement amount has been was paid out.

(xiii)    The Amended and Restated Forbearance Agreement with Wells Fargo dated November 4, 2010 was terminated. Under this Amended and Restated Forbearance Agreement, Wells Fargo agreed to preserve the Predecessor Company’s existing credit facility and not exercise any of its rights and remedies during the restructuring period with respect to amounts owed to the Subordinated Noteholders and certain litigation described under (xii) above.

Overall, the implementation of the Recapitalization Transaction triggered a $67.3 million gain related to the forgiveness of debt calculated as follows:

May 1, 2011 in 000’s
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

Upon reorganization, the going concern enterprise value of the Successor Company’s operations for the purposes of fresh start accounting was estimated to be within a range of $450 million to $580 million, excluding the value of cash and cash equivalents and short term investments. Management determined that $517 million was the best estimate of the Successor Company’s enterprise value. The reorganization value approximated the fair value of the Successor Company before considering liabilities and is intended to estimate the amount that a willing arms-length buyer might pay for the assets of the entity immediately after the reorganization.

May 1, 2011 in 000’s
Successor Company enterprise value	$516,729
Add:
Cash and cash equivalents	30,222

Short-term investments	5,294
Non-interest bearing liabilities	140,563
Reorganization value to be allocated to assets	692,808
Less amount allocated to tangible and identifiable intangible assets, based on their fair values	567,563
Unallocated reorganization value attributed to goodwill	$125,245

Upon implementation of fresh start accounting on the Convenience Date, all tangible and identifiable intangible assets were revalued to reflect their fair values, which totaled $567.6 million and triggered net revaluation gains of $341.1 million.

Reorganization Items

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Three months ended March 31, 2011
Professional fees	(1)	$8,860
Directors and officer’s insurance	(2)	1,382
Gain on settlement of financial liability approved by the Canadian Court	(3)	(1,500)

		$8,742

(1)         Professional fees represent legal, accounting and other financial consulting fees paid to the Company and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through Creditor Protection Proceedings.

(2)         Directors’ and officers’ insurance represents the purchase of additional insurance coverage required to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, fees of $1.4 million were expensed to reorganization items during the three months ended March 31, 2011.

(3)         On February 16, 2011, the Predecessor Company entered into a Settlement and License Termination Agreement with Rex Medical L.P. (the “Rex Settlement Agreement”), which provides for the full and final settlement and/or dismissal of all claims arising under the 2008 License, Supply, Marketing and Distribution Agreement (the “Option Agreement”) for the manufacturing and distribution rights to the Option Inferior Vena Cava Filter. Based on the terms of the Rex Settlement Agreement, the Option Agreement terminated on March 31, 2011 and the Predecessor Company paid $1.5 million on March 10, 2011 to settle $3.0 million of royalty and milestone obligations owed as at December 31, 2010. During the three months ended March 31, 2011, the Predecessor Company therefore recorded a $1.5 million recovery related to the full and final settlement of these milestone and royalty obligations.

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

For more detailed information about the Creditor Protection Proceedings and the Recapitalization Transaction, refer to the annual audited consolidated financial statements included in the 2011 Annual Report filed with the SEC on Form 10-K on March 29, 2012.

4.                       FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of short term investments was determined based on quoted market prices for identical assets. As at March 31, 2012, the fair value of Angiotech’s short-term investments was approximately $1.9 million (December 31, 2011 — $3.3 million).

As at March 31, 2012, the total fair value of the Successor Company’s New Floating Rate Notes was approximately $324.8 million (December 31, 2011 - $316.0 million) and the carrying value was $325.0 million (December 31, 2011 - $325 million).  The estimated fair value of the New Floating Rate Notes was based on a consideration of cash flows associated with future interest and principal payments and discount rates from similar companies in the healthcare industry. As discussed above, the Successor Company’s New Floating Rate Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•                  Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the New Floating Rate Notes resets quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The New Floating Rate Notes currently bear interest at a rate of 5%. The Successor Company does not use derivatives to hedge against interest rate risks.

•                  Foreign exchange rate risk arises as a portion of the Successor Company’s investments, revenues and expenses are denominated in other than U.S. dollars. The Successor Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro, and the UK pound sterling. Foreign exchange risk is mitigated, to some extent by satisfying foreign denominated expenditures with cash inflows or assets denominated in either the same currency or a pegged currency.

•                  Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, a significant amount of trade accounts receivable are with customers who form part of the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Successor Company’s credit risk. Although the Successor Company does not currently foresee any significant credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At March 31, 2012 the accounts receivable allowance for uncollectible accounts was $0.3 million (December 31, 2011 — $0.2 million).

5.                       CASH AND CASH EQUIVALENTS

All cash and cash equivalents are held in interest and non-interest bearing bank accounts and are denominated in the following currencies:

	Successor Company
	March 31,	December 31,
	2012	2011
U.S. dollars	24,725	$12,837
Canadian dollars	5,327	4,884
Swiss francs	183	307
Euros	1,139	1,515
Danish kroner	1,749	940
Other	1,950	1,690
	$35,073	$22,173

6.                       SHORT-TERM INVESTMENTS

March 31, 2012 — Successor Company	Cost	Net Unrealized (Losses)	Carrying value
Short-term investments:
Available-for-sale equity securities	$2,075	$(215)	$1,860

December 31, 2011 — Successor Company	Cost	Net Unrealized (Losses)	Carrying value
Short-term investments:
Available-for-sale equity securities	$5,294	$(2,035)	$3,259

Short term investments as at March 31, 2012 and December 31, 2011 consist of equity securities in a publicly traded biotechnology company, which is recorded at its fair value at the end of each reporting period. In accordance with ASC 820 — Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market.

During the three months ended March 31, 2012, the Successor Company disposed of $1.2 million of its investment for net proceeds of $1.1 million and realized a loss of $0.1 million. In addition, the Successor Company also recorded a $0.2 million unrealized loss recorded in the consolidated statement of operations on the remaining shares held which have been trading below their carrying value and which management may potentially sell in the near future.

As at December 31, 2011, the Successor Company determined that this investment was impaired on an other-than-temporary basis due to the value being depressed for an extended period of time and management’s intent to liquidate these securities in the near future. As a result, the $2.0 million of net unrealized losses recorded in accumulated other comprehensive income were reclassified to the Consolidated Statement of Operations as an impairment write-down.

7.                       INVENTORIES

Inventories are comprised of the following:

	Successor Company
	March 31,	December 31,
	2012	2011
Raw materials	$11,064	$9,641
Work in process	14,385	11,882
Finished goods	11,856	12,781

Total	$37,305	$34,304

As at March 31, 2012, the inventory allowance was $1.3 million (December 31, 2011 - $1.0 million). For the three months ended March 31, 2012, the Successor Company recorded inventory write-downs and obsolescence of $0.3 million (Predecessor Company — three months ended March 31, 2011 - $0.4 million recovery).

8.                       PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net Book
March 31, 2012 - Successor Company	Cost	Depreciation	Value
Land	$3,604	$—	$3,604
Buildings	14,415	607	13,808
Leasehold improvements	8,169	2,817	5,352
Manufacturing equipment	14,371	2,199	12,172
Research equipment	316	95	221
Office furniture and equipment	677	204	473
Computer equipment	2,277	387	1,890
	$43,829	$6,309	$37,520

		Accumulated	Net Book
December 31, 2011 - Successor Company	Cost	Depreciation	Value
Land	$3,589	$—	$3,589
Buildings	14,355	452	13,903
Leasehold improvements	8,175	1,930	6,245
Manufacturing equipment	14,275	1,573	12,702
Research equipment	312	63	249
Office furniture and equipment	798	156	642
Computer equipment	2,120	261	1,859
	$43,624	$4,435	$39,189

Depreciation expense for the three months ended March 31, 2012 was $2.0 million and approximately $1.0 million of this amount was allocated to cost of products sold. Depreciation expense for the three months ended March 31, 2011 was $2.9 million and approximately $1.0 million of this amount was allocated to cost of products sold.

9.                       INTANGIBLE ASSETS AND GOODWILL

a) Intangible assets

		Accumulated	Net Book
March 31, 2012 - Succcessor Company	Cost	Amortization	Value
Customer relationships	$170,469	$9,247	$161,222
Trade names and other	24,924	1,515	23,409
Patents	105,700	14,591	91,109
Core and developed technology	63,763	4,021	59,742
	$364,856	$29,374	$335,482

		Accumulated	Net Book
December 31, 2011 - Succcessor Company	Cost	Amortization	Value
Customer relationships	$170,269	$6,723	$163,546
Trade names and other	24,859	1,102	23,757
Patents	105,700	10,663	95,037
Core and developed technology	63,576	2,850	60,726
	$364,404	$21,338	$343,066

Amortization expense for the three months ended March 31, 2012 was $8.2 million (three months ended March 31, 2011 - $9.4 million).

b)                     Goodwill

As described in note 3, on May 1, 2011 the Successor Company recorded $125 million of goodwill in connection with its implementation of fresh start accounting. All of the goodwill was assigned to our Medical Device Technologies reporting unit. The following table details the changes in the carrying value of goodwill during the three months ended March 31, 2012:

Medical Device
Technologies
Balance, December 31, 2011	$123,228
Foreign currency revaluation adjustment for goodwill denominated in foreign currencies	621
Balance, March 31, 2012	$123,849

Management conducted the Successor Company’s goodwill impairment test as at December 31, 2011. The Successor Company was determined to have two reporting units: Medical Device Technologies and Licensed Technologies. As described above, all of the goodwill was attributed to the Medical Device Technologies reporting unit. The estimated fair value of the Medical Device Technologies reporting unit was determined using a DCF model based on a 9 year projection, a 12.5% discount rate and a 9 times EBITDA multiple used to calculate the terminal value. Management’s estimated fair value of the Medical Device Technologies reporting unit is highly reliant on various assumptions and estimates of future cash flows, which are subject to uncertainty. However, given that the estimated fair value of the Medical Device Technologies reporting unit exceeded its carrying value by at least 15%, goodwill was determined not to be impaired as at December 31, 2011.

10.                ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company
	March 31,2012	December 31, 2011
Trade accounts payable	$5,218	$3,923
Accrued license and royalty fees	405	542
Employee-related accruals	15,803	17,909
Accrued professional fees	2,193	1,509
Accrued contract research	133	133
Other liabilities (1)	6,276	6,521
	$30,028	$30,537

(1) Other liabilities as at March 31, 2012 includes $2.3 million for the remaining obligation related to the QSR Settlement Amount described in note 3 (December 31, 2011 - $2.8 million), $1.0 million for VAT payable by certain of our European entities, and other general operating liabilities.

11. DEFERRED REVENUE

In July 1997, the Predecessor Company entered into a license agreement with Cook Medical, Inc. (“Cook”) to utilize certain of Angiotech’s technologies in its Zilver® PTX® paclitaxel-eluting peripheral vascular stent (“Zilver PTX”) for the treatment of vascular disease in the leg (the “License Agreement”). Zilver PTX is currently approved for sale in the European Union (“E.U.”), certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S.

On February 3, 2012, the Successor Company received a $4.0 million sales milestone fee that was triggered upon Cook’s achievement of a certain targeted level of sales of Zilver PTX under the terms of the License Agreement.  As at March 31, 2012, the entire $4.0 million sales milestone fee has been recorded as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment and will be drawn down by 50% of future Zilver PTX royalties received from Cook. Approximately $3.5 million of the $4.0 million deferred revenue balance has been classified as non-current.

12.                DEBT

The Company has the following debt issued and outstanding:

	Successor Company
	March 31, 2012	December 31, 2011
New Floating Rate Notes	$325,000	$325,000
Revolving Credit Facility	—	40
	$325,000	$325,040

(a) New Floating Rate Notes

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

•                  The New Floating Rate Notes will continue to accrue interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, however would be subject to a LIBOR floor of 1.25%; and

•                  The provision of additional security for holders of the New Floating Rate Notes by providing a second lien over the property, assets and undertakings of the Successor Company and certain of its subsidiaries, that secure the Revolving Credit Facility (see note 12(e)), subject to customary carve-outs and certain permitted liens.

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

(b) Covenants

The indenture, entered into on May 12, 2011, governing the New Floating Rate Notes contains various covenants which impose restrictions on the operation of the Successor Company’s business and the business of its subsidiaries, including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

In addition, the Revolving Credit Facility described below includes certain customary affirmative and negative covenants, which limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Revolving Credit Facility also requires the Successor Company to comply with a specified minimum Adjusted EBITDA and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Revolving Credit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Revolving Credit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness. As described in note 12(e) below, the Successor Company entered into an amendment to its Revolving Credit Facility on March 12, 2012 to modify certain of these covenants and other conditions to provide increased financial flexibility and improve liquidity.

(c) Interest

The New Floating Rate Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The effective interest rate on these notes for three months ended March 31, 2012 was 5.0% and the rate in effect on December 31, 2011 was 5.0%. The effective interest rate on the Existing Floating Rate Notes for the three months ended March 31, 2011 was 4.1%. For the three months ended March 31, 2012, the Successor Company incurred interest expense of $4.1 million on the New Floating

Rate Notes. For the three months ended March 31, 2011, the Predecessor Company incurred interest expense of $3.3 million on the Existing Floating Rate Notes.

The Subordinated Notes were terminated on the Plan Implementation Date. As discussed in note 2, interest was accrued in accordance with the terms of the CCAA Plan, which stipulated that the amount of the claims in respect of the Subordinated Notes only included the principal and accrued interest amounts owing, directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, being January 28, 2011. If not for the terms of the CCAA Plan regarding interest amounts owing, under the contractual terms of the Subordinated Notes the Predecessor Company would have incurred $4.8 million of interest expense for the three months ended March 31, 2011.

d) Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense over the life of the debt instruments on a straight-line basis, which approximates the effective interest rate method. As at March 31, 2012, the Successor Company recorded $0.4 million of deferred financing costs related to the fees that were incurred to complete the amendment to the Revolving Credit Facility described in note 12(e) below.

During the three months March 31, 2011, the Predecessor Company recorded $2.8 million of non-cash interest expense, related to the amortization of deferred financing costs related to its Existing Floating Rate Notes and credit facility that was in place at the time. Upon implementation of fresh start accounting on April 30, 2011, $4.4 million of deferred financing costs, related to these two debt instruments, were assigned a fair value of nil.

e) Revolving Credit Facility

Upon consummation of the Recapitalization Transaction on May 12, 2011, Angiotech entered into a new revolving credit facility (as amended the “Revolving Credit Facility”) with Wells Fargo. The Revolving Credit Facility expires on September 2, 2013 and provides the Successor Company with up to $28.0 million in aggregate principal amount (subject to a borrowing base, certain reserves, and other conditions described below) of revolving loans. Borrowings under the Revolving Credit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable and real property, net of applicable reserves.

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

On March 12, 2012, the Successor Company completed an amendment to its Revolving Credit Facility to provide increased financial flexibility and improve its overall liquidity. This amendment provides for, among other things: (i) the repurchase of the Successor Company’s outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by the Successor Company’s foreign subsidiaries; (iv) the ability to dispose of certain of the Successor Company’s intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over the Successor Company’s short term investments; (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. During the three months ended March 31, 2012, the Successor Company incurred total fees of $0.4 million to complete this amendment.

As at March 31, 2012, the Successor Company had nil borrowings outstanding under the Revolving Credit Facility (December 31, 2011 - $0.04 million), $2.7 million of letters of credit issued under the facility (December 31, 2011 - $2.6 million) and $21.6 million of remaining availability under the Revolving Credit Facility (December 31, 2011 - $21.3 million). During the three months ended March 31, 2012, the Successor Company incurred nil interest expense on borrowings under the Revolving Credit Facility.

13.                INCOME TAXES

Income tax expense for the three months ended March 31, 2012 was $2.8 million compared to income tax expense of $0.8 million for the three months ended March 31, 2011. The income tax expense for the three months ended March 31, 2012 is primarily due to the positive net earnings for operations in the U.S. and certain foreign jurisdictions and the reversal of temporary timing differences.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25%.  The difference is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, permanent differences not subject to tax, and the reversal of temporary timing differences relating to the 2011 reorganization.

14.                SHARE CAPITAL

a) Common Shares

During the three months ended March 31, 2012, there were no equity awards exercised and as a result the Successor Company did not issue any common shares.

b) Stock Incentive Plans

(i) Successor company

Upon completion of the Recapitalization Transaction described in Note 3, the Successor Company established and implemented a new equity compensation plan — the 2011 Stock Incentive Plan (“2011 SIP”). The 2011 SIP provides for the granting of Restricted Stock, RSUs, stock options, stock appreciation rights, and deferred share units (collectively referred to as “Awards”) and is available to certain eligible employees, directors, consultants and advisors as determined by the Governance, Nominating and Compensation Committee of the Board of Directors. The 2011 SIP allows for a maximum of 2,130,150 shares with respect to the number of Awards that may be granted.

(1) Restricted Stock

The terms of the Restricted Stock provide that a holder shall generally have the same rights and privileges as a common shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant.

A summary of Restricted Stock activity for the Successor Company is as follows:

	Number outstanding	Weighted average grant date fair value
Outstanding at December 31, 2011	130,208	$15.17
Granted	—
Vested and exchanged for common shares	—
Forfeited	—
Outstanding at March 31, 2012	130,208	$15.17
Outstanding and Exercisable at March 31, 2012	—	—

A summary of the status of nonvested restricted stock awards as of March 31, 2012 and changes during the three months ended March 31, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	130,208	$15.17
Granted	—
Vested and exchanged for common shares	—

Nonvested at March 31, 2012	130,208	$15.17

Stock-based compensation expense related to Restricted Stock for the three months ended March 31, 2012 was $0.2 million.

(2) Restricted Stock Units

Restricted Stock Units (“RSUs”) allow the holder to acquire one common share for each unit held upon vesting. The majority of the outstanding RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the date of grant with the exception of 35,500 of the RSUs, which vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012.

A summary of RSU activity for the Successor Company is as follows:

	No. of RSUs	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at December 31, 2011	415,479	5.75	$15.17
Granted	—
Exercised	—
Forfeited	(14,500)
Outstanding at March 31, 2012	400,979	5.18	$14.60
Outstanding and Exercisable at March 31, 2012	253,906	5.12	$15.17

A summary of the status of nonvested RSU awards as of March 31, 2012 and changes during the eight months ended March 31, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	161,573	$13.38
Granted	—	—
Vested	—	—
Forfeited	(14,500)	—

Nonvested at March 31, 2012	147,073	$13.38

Stock-based compensation expense related to RSUs for the three months ended March 31, 2012 was $0.2 million. The aggregate intrinsic value of RSUs outstanding and exercisable is $3.9 million.

(3) Stock Options

Outstanding stock options expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors put in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the three months ended March 31, 2012 was $0.2 million.

A summary of stock option and award activity for the Successor Company is as follows:

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at December 31, 2011	673,523	$20.00	6.37	$9.45
Granted	—
Exercised	—
Forfeited	(28,200)	$20.00
Outstanding at March 31, 2012	645,323	$20.00	6.17	$9.50
Outstanding and Exercisable at March 31, 2011	329,177	$20.00	6.17	$9.77

A summary of the status of nonvested stock option awards as of March 31, 2012 and changes during the three months ended March 31, 2012, is presented below:

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at December 31, 2011	344,346	$9.15	$2.00
Granted	—
Vested	—
Forfeited	(28,200)	8.42	20.00

Nonvested at March 31, 2012	316,146	$9.22	$20.00

(ii)              Predecessor Company

The Predecessor Company’s stock option plan provided for the issuance of non-transferable stock options and stock-based awards to purchase up to 13,937,756 common shares to employees, officers, directors of the Predecessor Company, and persons providing ongoing management or consulting services to the Company. The plan also provided for the granting of tandem stock appreciation rights that at the option of the holder may have been exercised instead of the underlying option. The exercise price of the options and awards was fixed by the Board of Directors, but was generally at least equal to the market price of the common shares at the date of grant. The term of the options and awards was between five and ten years. Options and awards generally vested monthly over varying terms from two to four years.

During the three months ended March 31, 2011, the Predecessor Company issued 5,120 common shares respectively upon exercise of awards.

A summary of Canadian dollar stock option and award activity for the Predecessor Company is as follows:

	No. of Stock Options and Awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Granted	—	—
Exercised	—	—
Forfeited	(1,439,834)	3.86
Outstanding at March 31, 2011	3,835,350	$3.81	2.54	—
Exercisable at March 31, 2011	2,409,594	$5.72	2.14	—
Exercisable and expected to vest at March 31, 2011	—	—	—	—

A summary of the status of Canadian dollar nonvested stock option awards as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2010	2,225,194	$0.46
Vested	(239,215)	1.67
Forfeited	(560,223)	0.57
Nonvested at March 31, 2011	1,425,756	$0.59

A summary of U.S. dollar award activity for the Predecessor Company is as follows:

	No. of Awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—	—
Exercised	(20,833)	(0.26)
Forfeited	(148,541)	1.38
Outstanding at March 31, 2011	3,721,625	$1.52	2.89	—
Exercisable at March 31, 2011	2,062,194	$2.23	2.54	—
Exercisable and expected to vest at March 31, 2011	—	$—	—	—

A summary of the status of U.S. dollar nonvested stock option awards as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	2,044,339	$0.48
Vested	(370,174)	1.19
Forfeited	(74,890)	0.64
Nonvested at March 31, 2011	1,659,275	$0.63

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

	No. of Shares Underlying Options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	15.44	6.19	—
Outstanding at March 31, 2011	300,480	15.44	4.94
Exercisable at March 31, 2011	262,921	15.44	4.94	—
Exercisable and expected to vest at March 31, 2011	—	—	—	—

A summary of the status of the Predecessor Company’s AMI nonvested stock option awards as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51
Nonvested at March 31, 2011	37,599	$6.51

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

(c) Stock-based compensation expense

The Successor Company recorded stock-based compensation expense of $0.6 million for the three months ended March 31, 2012, and the Predecessor Company recorded $0.3 million for the three months ended March 31, 2011, relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

The Company expenses the compensation cost of stock-based payments using the straight-line method over the vesting period. The total unrecognized compensation cost of non-vested awards was $4.6 million as at March 31, 2012.There were no Awards granted during the three months ended March 31, 2012 and March 31, 2011.

During the three months ended March 31, 2011 the following activity occurred for the Predecessor Company:

(in thousands)	Three months ended March 31, 2011
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a
U.S. dollar awards		$0.4
Total fair value of awards vested		$.04

Cash received from award exercises was $nil for the three months ended March 31, 2011.

During the three months ended March 31, 2012 the following activity occurred for the Successor Company:

Successor Company
(in thousands)	Three months ended March 31, 2012
Total intrinsic value of awards exercised
Restricted Stock	$	n/a
Restricted Stock Units	$	n/a
Stock Options	$	n/a
Total fair value of awards vested	$	n/a

15.                COMMITMENTS AND CONTINGENCIES

(a) Commitments

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

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, Angiotech may be required to make certain contingent payments of up to $2.0 million upon the achievement of certain clinical and regulatory milestones and up to $10.7 million for achieving certain commercialization milestones. The Successor Company accrues for contingent payments such as these when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Successor Company does not accrue for these payments if the outcome of achieving these milestones is indeterminable.  No clinical or regulatory milestones were achieved during the three months ended March 31, 2012. As a result, no payments were made to Biopsy Sciences during the three months ended March 31, 2012 (March 31, 2011 — nil).

(b) Contingencies

From time to time, the Successor Company may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. The Successor Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required. However, the Successor Company is not able to determine the outcome or estimate potential losses of the pending legal proceedings listed below to which it may become subject in the normal course of business nor us the Successor Company able to estimate the amount or range of any possible loss we might incur should we not prevail in such matters. Management cannot provide assurance that the legal proceedings listed here, or other legal proceedings not listed here, will not have a material adverse impact on our financial condition or results of operations.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to Angiotech are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

16.                SEGMENTED INFORMATION

As at March 31, 2012, the Successor Company had two reportable segments based on the type of revenue generated: (i) Medical Device Technologies and (2) Licensed Technologies. The Medical Device Technologies segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies. The Licensed Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Successor Company and Predecessor Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three months ended March 31, 2012 and 2011:

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011
Revenue
Medical Device Technologies	$54,623	$52,834
Licensed Technologies	5,927	5,758

Total revenue	60,550	58,592

Cost of products sold — Medical Device Technologies	24,683	23,928
Licence and royalty fees — Licensed Technologies	111	68

Gross margin
Medical Device Products	29,940	28,906
Licensed Technologies	5,816	5,690

Total gross margin	35,756	34,596

Research and development	1,985	4,531
Selling, general and administration	17,646	18,656
Depreciation and amortization	9,023	11,241
Write-down of property, plant and equipment	173	215
Operating income (loss)	6,929	(47)

Other expenses	(4,142)	(8,364)
Income (loss) before reorganization items and income taxes	2,787	(8,411)
Reorganization items	—	(8,742)
Income (loss) before income taxes	2,787	(17,153)
Income tax expense	2,786	848
Net income (loss)	$1	$(18,001)

During the three months ended March 31, 2012, revenue from one licensee represented approximately 8% (March 31, 2011 — 8%) of total revenue.

The following table represents total assets for each reportable segment at March 31, 2012 and December 31, 2011:

	Successor Company
	March 31,	December 31,
	2012	2011

Total assets
Medical Device Technologies	$530,473	$522,120
Licensed Technologies	81,828	85,986

Total assets	$612,301	$608,106

The following table represents capital expenditures for each reportable segment at March 31, 2012 and 2011:

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011
Capital expenditures
Medical Device Technologies	$413	$484
Licensed Technologies	—	319
Total capital expenditures	$413	$803

17.                NET LOSS PER SHARE

Net loss per share was calculated as follows:

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011
Numerator:
Net income (loss)	$1	$(18,001)

Denominator:
Basic weighted average common shares outstanding	12,811	85,185
Diluted weighted average common shares outstanding	12,911	85,185
Basic net income (loss) per common share:	$0.00	$(0.21)
Diluted net income (loss) per common share:	$0.00	$(0.21	)(1)

(1)                   There is no dilutive effect on basic weighted average common shares outstanding for the three months ended March 31, 2011 as the Predecessor Company was in a loss position during this period.

As described in note 3 on the Plan Implementation Date all existing common shares outstanding were cancelled without further payment or compensation. In addition, Subordinated Noteholders received 96% and participants of the MIP received 4% of the new common shares that were issued and outstanding upon implementation of the Recapitalization Transaction and CCAA Plan, all subject to potential dilution. The Company’s future net (loss) income per share may be materially impacted by the number of common shares issued and outstanding at the time of measurement.

18.                CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011

Accounts receivable	$(401)	$2,556
Income tax receivable	156	(56)
Inventories	(2,908)	(2,878)
Prepaid expenses and other assets	3,817	581
Accounts payable and accrued liabilities	(1,170)	(10,399)
Income taxes payable	243	(330)
Interest payable on long term debt	—	1,694
	$(263)	$(8,832)

Supplemental disclosure:

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011

Income taxes paid	$1,080	$1,667
Income tax refund	38	—
Interest paid	4,107	3,609
Deferred financing charges and costs accrued but not paid	50	1,900

19.                CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of March 31, 2012 and December 31, 2011 and for three months ended March 31, 2012 and 2011 for the direct and indirect subsidiaries of the Angiotech that serve as guarantors of the Senior Floating Rate Notes, and for the subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Angiotech. All of Angiotech’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at March 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$8,059	$20,452	$6,562	$—	$35,073
Short term investments	1,860	—	—	—	1,860
Accounts receivable	355	20,731	8,398	—	29,484
Income taxes receivable	—	1,042	264	—	1,306
Inventories	—	29,844	7,461	—	37,305
Deferred income taxes	67	4,226	—	—	4,293
Deferred financing costs	—	448	—	—	448
Prepaid expenses and other current assets	689	1,474	614	—	2,777
Total Current Assets	11,030	78,217	23,299	—	112,546

Investment in subsidiaries	398,779	24,769	—	(423,548)	—
Property, plant and equipment	2,610	27,331	7,579	—	37,520
Intangible assets	72,288	247,668	15,526	—	335,482
Goodwill	—	101,245	22,604	—	123,849
Deferred income taxes	1,828	730	—	—	2,558
Other assets	86	8	252	—	346
Total Assets	486,621	479,968	69,260	(423,548)	612,301

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	5,362	19,673	4,993	—	30,028
Income taxes payable	—	—	2,266	—	2,266
Interest payable on long-term debt	1,494	(43)	(1)	—	1,450
Deferred revenue, current portion	—	—	496	—	496
Revolving credit facility	—	—	—	—	—
Total Current Liabilities	6,856	19,630	7,754	—	34,240

Deferred revenue	3,930	—	—	—	3,930
Deferred income taxes	—	89,660	4,931	—	94,591
Other tax liabilities	2,387	1,501	2,179	—	6,067
Debt	325,000	—	—	—	325,000
Other liabilities	—	25	—	—	25
Total Non-current Liabilities	331,317	91,186	7,110	—	429,613

Total Shareholders’ (Deficit) Equity	148,448	369,152	54,396	(423,548)	148,448
Total Liabilities and Shareholders’ (Deficit) Equity	$486,621	$479,968	$69,260	$(423,548)	$612,301

Condensed Consolidating Balance Sheet

As at December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$8,649	$7,449	$6,075	$—	$22,173
Short term investments	3,259	—	—	—	3,259
Accounts receivable	167	20,076	7,995	—	28,238
Income taxes receivable	—	1,239	223	—	1,462
Inventories	—	26,744	7,560	—	34,304
Deferred income taxes	—	3,995	—	—	3,995
Prepaid expenses and other current assets	1,120	1,541	506	—	3,167

Total Current Assets	13,195	61,044	22,359	—	96,598

Investment in subsidiaries	388,653	20,538	—	(409,191)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	3,213	22,552	13,424	—	39,189
Intangible assets	75,754	251,905	15,407	—	343,066
Goodwill	—	101,244	21,984	—	123,228
Deferred income taxes	1,729	—	436	—	2,165
Other assets	3,537	54	269	—	3,860

Total Assets	486,081	457,337	73,879	(409,191)	608,106

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,999	$17,896	$5,642	$—	$30,537
Income taxes payable	—	—	2,023	—	2,023
Interest payable on long-term debt	1,450	—	—	—	1,450
Deferred revenue, current portion	496	—	—	—	496
Revolving credit facility	—	40	—	—	40
Debt	—	—	—	—	—

Total Current Liabilities	8,945	17,936	7,665	—	34,546

Deferred leasehold inducement	—	—	—	—	—
Deferred revenue	3,456	—	315	—	3,771
Deferred income taxes	—	87,415	5,219	—	92,634
Other tax liabilities	2,273	896	2,560	—	5,729
Debt	325,000	—	—	—	325,000
Other liabilities	—	19	—	—	19

Total Non-current Liabilities	330,729	88,330	8,094	—	427,153

Total Shareholders’ Equity (Deficit)	146,407	351,071	58,120	(409,191)	146,407

Total Liabilities and Shareholders’ Equity (Deficit)	$486,081	$457,337	$73,879	$(409,191)	$608,106

Condensed Consolidated Statement of Operations

Three months ended March 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$—	$38,599	$19,610	$(3,586)	$54, 623
Royalty revenue	5,136	782	—	—	5,918
License fees	—	—	9	—	9
	5,136	39,381	19,619	(3,586)	60,550

EXPENSES
Cost of products sold	—	13,883	12,901	(2,101)	24,683
License and royalty fees	111	—	—	—	111
Research & development	424	1,459	102	—	1,985
Selling, general and administration	2,530	12,521	2,595	—	17,646
Depreciation and amortization	3,976	4,605	442	—	9,023
Write-down of assets held for sale	—	—	—	—	—
Write-down of property, plant and equipment	—	173	—	—	173
Write-down of intangible assets	—	—	—	—	—
	7,041	32,641	16,040	(2,101)	53,621

Operating income (loss)	(1,905)	6,740	3,579	(1,485)	6,929

Other income (expense)
Foreign exchange gain (loss)	(134)	(28)	(108)	—	(270)
Other (expense) income	582	66	2	—	660
Interest expense	(4,108)	(144)	—	—	(4,252)
Impairments and realized losses on investments	(280)	—	—	—	(280)

Total other expenses	(3,930)	(106)	(106)	—	(4,142)

Income (loss) before income tax expense (recovery)	(5,835)	6,634	3,473	(1,485)	2,787

Income tax expense (recovery)	(136)	1,625	1,297	—	2,786

Income (loss) from operations	(5,699)	5,009	2,176	(1,485)	1
Equity in subsidiaries	5,700	2,915	—	(8,615)	—
Net income (loss)	$1	$7,924	$2,176	(10,100)	$1

Condensed Consolidating Statement of Operations

(Under Creditor Protection Proceedings as of January 28, 2011 — Note 3)

For the three months ended March 31, 2011

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

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(181)	$10,139	$1,913	$—	$11,871

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor
Protection Proceedings	—	—	—	—	—
Key Employment Incentive Plan fee	—	—	—	—	—
Cash used in reorganization activities	—	—	—	—	—
Cash used in operating activites	(181)	10,139	1,913	—	11,871

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(19)	(334)	(60)	—	(413)
Proceeds from disposition of property, plant and equipment	576	—	—	—	576
Proceeds from disposition of short term investments	1,122	—	—	—	1,122
Cash used in investing activities	1,679	(334)	(60)	—	1,285

FINANCING ACTIVITIES:
Share capital issued	—	—	—	—	—
Deferred financing charges and costs	—	(350)	—	—	(350)
Dividends received / (paid)	—	1,500	(1,500)	—	—
Advances on Revolving Credit Facility	—	—	—	—	—
Repayments on revolving Credit Facility	—	(40)	—	—	(40)
Intercompany notes payable/receivable	(2,088)	2,088	—	—	—
Cash (used in) provided by financing activities	(2,088)	3,198	(1,500)	—	(390)

Effect of exchange rate changes on cash and cash equivalents	—	—	134	—	134
Net (decrease) increase in cash and cash equivalents	(590)	13,003	487		12,900
Cash and cash equivalents, beginning of period	8,649	7,449	6,075	—	22,173
Cash and cash equivalents, end of period	$8,059	$20,452	$6,562	$—	$35,073

Condensed Consolidating Statement of Cash Flows

(Under Creditor Protection Proceedings as of January 28, 2011 — Note 3)

For the three months ended March 31, 2011

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

20.                SUBSEQUENT EVENTS

On April 4, 2012, Angiotech entered into a series of agreements with Ethicon, LLC and Ethicon, Inc. (“Ethicon”) in connection with the Company’s Quill wound closure products and related manufacturing equipment and services. The significant terms of the related agreements are described as follows:

Asset Sale and Purchase Agreement

Angiotech entered into an Asset Sale and Purchase Agreement dated April 4, 2012 (the “APA”) with Ethicon. Pursuant to the terms of the APA, Angiotech sold its intellectual property related to the Quill wound closure products and related manufacturing equipment to Ethicon.  On April 4, 2012, Ethicon made an initial cash payment of $20.4 million to Angiotech in respect of transaction, and agreed to pay an up to an additional $30 million in additional cash consideration contingent upon (i) the transfer of certain Quill know-how to Ethicon and (ii) the achievement of certain product development milestones.

Co-Exclusive Patent and Know-How License Agreement

Concurrent with the APA, Angiotech also entered into a Co-Exclusive Patent and Know-How License Agreement dated April 4, 2012 (the “License Agreement”) with Ethicon. Under this License Agreement, Ethicon has granted Angiotech a worldwide, royalty free license to the intellectual property sold to Ethicon under the APA, which effectively grants the Company with an unrestricted right to manufacture and distribute Quill wound closure products (without the Ethicon label) in any market and at the Company’s discretion.

Manufacturing and Supply Agreement

Angiotech also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which the Angiotech will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Ethicon may be obligated to pay up to $12 million to the Company in contingent cash consideration under the MSA, which is to be paid upon achievement of certain product development milestones. The MSA requires Angiotech to fulfill monthly orders placed by Ethicon subject to certain terms if such orders are in excess of a previously agreed capacity level. In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products in the field of knotless wound closure, which may be developed by Angiotech and are not otherwise covered by the MSA.

Item 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three months ended March 31, 2012

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for three months ended March 31, 2012 should be read in conjunction with our unaudited consolidated financial statements as at and for the three months ended March 31, 2012 and our audited consolidated financial statements as at December 31, 2011 and for the eight months ended December 31, 2011 and four months ended April 30, 2011. The MD&A and unaudited financial statements for the three months ended March 31, 2012 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our company, including our 2011 Annual Report on Form 10-K, is available by accessing the EDGAR website at www.sec.gov/edgar.shtml.

Cautionary Statements Regarding Forward-Looking Statements That May Affect Future Results

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

Basis of Presentation

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), we implemented a recapitalization transaction that, among other things, eliminated our $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares issued (the “Recapitalization Transaction”). In connection with the execution of this Recapitalization Transaction, on January 28, 2011, we and certain of our subsidiaries (the “Angiotech Entities”) filed for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and Chapter 15 of Title 11 of the Bankruptcy Code in the U.S (the “Creditor Protection Proceedings”).

Upon commencement of the Creditor Protection Proceedings through to the Convenience Date (as described below), we applied Accounting Standards Codification (“ASC”) No. 852 — Reorganization to prepare our consolidated financial statements. During Creditor Protection Proceedings, ASC No. 852 required us to distinguish transactions and events directly associated with the Recapitalization Transaction from ongoing operations of the business as follows: (i) certain expenses, recoveries, loss provisions, and other charges incurred during Creditor Protection Proceedings were reported as Reorganization Items on the Consolidated Statement of Operations and (ii) specific cash flow items directly related to the Reorganization Items were segregated on the Consolidated Statement of Cash Flows. In addition, in accordance with the terms of the recapitalization plan, we also ceased to accrue interest from January 28, 2011 onwards on our pre-petition Subordinated Notes.

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on May 12, 2011, we adopted fresh-start accounting as required by ASC No. 852. We applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, we refer to Angiotech as the “Predecessor Company” for all periods preceding the Convenience Date and “Successor Company” for all periods subsequent to the Convenience Date. Financial information presented in this MD&A therefore includes the results of the Successor Company for the three months ended March 31, 2012 and the results of the Predecessor Company for the three months ended March 31, 2011.

Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of our assets and liabilities to their estimated fair values, (ii) the elimination of our pre-reorganization deficit, additional paid-in-capital and accumulated other comprehensive income balances and (iii) reclassification of certain balances.  Given these material changes to our consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company. However, given that these fresh start adjustments were non-cash in nature and did not change our business or operations, we believe that the comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011 provides the best analysis of our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

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

Our most significant product groups within this business segment include:

•                  Interventional Oncology. We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. We also offer additional product lines for selected other interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines. Our most significant product lines include our BioPince™ full core biopsy devices, our True-Core™ and SuperCore™ single use disposable biopsy devices, our T-Lok™ bone marrow biopsy devices and our SKATER™ line of drainage catheters. We sell the significant majority of these product lines through our direct sales organization directly to hospitals and other end users.

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

We conduct selective new product development activities primarily in two of our manufacturing facility locations. Our product development groups include personnel with expertise in medical products and manufacturing engineering, regulatory affairs and quality assurance. These groups, in addition to supporting certain new product and product line extension initiatives, also support our manufacturing operations in order to enhance our manufacturing capabilities and operating efficiencies.

During the year ended December 31, 2011 and in prior years, we had significant research and new product development resources located at our headquarters in Vancouver, BC Canada and in certain of our other facilities that were focused on earlier stage or higher risk programs. Certain of these programs and resources included our anti-infective medical device programs, other early stage drug-device combination product or surgical drug-related research programs, and certain longer-term research programs relating to our Quill product line and collaboration with Athersys, Inc. (“Athersys”). In December 2011, we elected to focus our product development resources and efforts on certain of our medical device products franchises where our capabilities and market presence are stronger, and where the potential for near-term returns may be more substantive or certain. As a result, the majority of our earlier stage, higher risk programs have been postponed, discontinued or concluded, including our collaboration with Athersys relating to development of its Multistem® stem cell technology for treatment of patients’ post-myocardial infarction. These changes have and are expected to continue to materially reduce or eliminate selected research and development expenses, and have relieved us of all financial and other obligations related to Multistem®.

Licensed Technologies

Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who license and utilize these technologies in their medical device product lines. Our principal revenues in this segment to date have been royalties derived from sales by our partner Boston Scientific Corporation (“BSC”) of TAXUS paclitaxel-eluting coronary stents for the treatment of coronary artery disease.

We have also licensed the same technology utilized by BSC in its TAXUS product line to our partner Cook Medical, Inc. (“Cook”) for use in its Zilver PTX paclitaxel-eluting peripheral vascular stent, which is used for the treatment of vascular disease in the leg.  Zilver PTX is currently approved for sale in the E.U. and certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S. Should Cook receive U.S. approval for Zilver PTX, we expect to receive additional royalty revenue from sales of this product.

We currently receive royalty revenue derived from sales of TAXUS and Zilver PTX based upon our license agreements with BSC and Cook which relate to the use of several families of intellectual property underlying our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volumes achieved by BSC. The royalty rate applied to Cook’s sales of Zilver PTX is a flat rate, regardless of the unit sales volumes achieved. On February 3, 2012, we received a $4.0 million sales milestone fee from Cook that was triggered by Cook achieving a certain targeted level of sales of Zilver PTX under the terms of our existing license agreement with them.  As at March 31, 2012, the entire $4.0 million sales milestone fee has been recorded as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment and will be drawn down by 50% of future Zilver PTX royalties received from Cook.

There is minimal expense associated with our receipt of royalty revenue derived from TAXUS. However, we expect to incur royalty expense associated with Cook’s sales of Zilver PTX based on the terms of our license agreement with the National Institutes of Health. We may continue to receive royalty revenue from BSC and Cook throughout the remainder of the lives of the relevant licensed patent families in each respective geography, depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

Significant Recent Developments

On April 4, 2012, we entered into a series of agreements with Ethicon, LLC and Ethicon, Inc. (“Ethicon”) in connection with our Quill wound closure products and related manufacturing equipment and services. The significant terms of these related agreements are described as follows:

Asset Sale and Purchase Agreement

On April 4, 2012, we entered into an Asset Sale and Purchase Agreement (the “APA”) with Ethicon. Pursuant to the terms of the APA, we sold certain of our intellectual property related to our Quill wound closure products and related manufacturing equipment to Ethicon.  On April 4, 2012, Ethicon made an initial cash payment of $20.4 million to us in connection with this transaction, and agreed to pay an up to an additional $30 million in additional cash consideration contingent upon (i) the transfer of certain Quill know-how to Ethicon; and (ii) the achievement of certain product development milestones.

Co-Exclusive Patent and Know-How License Agreement

Concurrent with the APA, we also entered into a Co-Exclusive Patent and Know-How License Agreement dated April 4, 2012 (the “License Agreement”) with Ethicon. Under this License Agreement, Ethicon has granted us a worldwide, royalty free license to the intellectual property we sold to Ethicon under the APA, which effectively grants us an unrestricted right to manufacture and distribute Quill wound closure products (without the Ethicon label) in any market and any price at our discretion.

Manufacturing and Supply Agreement

We also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which we will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Ethicon may be obligated to pay us additional cash consideration of up to $12 million under the MSA, contingent upon the achievement of certain product development milestones. The MSA requires us to fulfill monthly orders placed by Ethicon subject to certain terms if such orders are in excess of a previously agreed capacity level. In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products in the field of knotless wound closure, which may be developed by us and are not otherwise covered by the MSA.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions may require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the three months ended March 31, 2012, we did not complete any acquisitions.

Collaboration, License and Sales and Distribution Agreements

In connection with our sales and marketing, manufacturing and product development efforts, we may enter into arrangements with corporate or academic collaborators, licensors, licensees and others for the marketing and commercialization, manufacturing, research, development, clinical testing or regulatory approval of new products or product candidates. Terms of certain of these agreements, if any, may require us or our collaborators to make milestone or other contingent payments upon achievement of certain commercial or product development objectives, or require us or our collaborators to pay royalties on future sales of commercial products, if any.

During the three months ended March 31, 2012, we did not enter into any new collaboration, license, sales or distribution agreements.

Material agreements that we have relating to collaboration, licensing, or sale and distribution arrangements are listed in the exhibits index to our 2011 Annual Report filed with the SEC on Form 10-K on March 29, 2012 and may be found at the locations specified therein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time of estimation, different estimates could have been reasonably used, or the estimate is highly subject to variability from period to period that could materially impact our consolidated financial statements. Our critical accounting policies are discussed in the 2011 Annual Report.

Results of Operations

Overview

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
(in thousands of U.S.$, except per share data)	2012	2011
Revenues
Medical Device Technologies	$54,623	$52,834
Licensed Technologies	5,918	5,758

Total revenues	60,541	58,592

Operating income (loss)	6,929	(47)
Other expense	(4,142)	(8,364)

Income (loss) before reorganization items and income taxes	2,787	(8,411)
Reorganization items	—	(8,742)
Income (loss) before taxes	2,787	(17,153)
Income tax expense	2,786	848
Net income (loss)	$1	$(18,001)

Basic net income per common share	$0.00	$(0.21)
Diluted net income per common share	$0.00	$(0.21)
Basic weighted average number of common shares outstanding (in thousands)	12,811	85,185
Diluted weighted average number of common shares outstanding (in thousands)	12,911	85,185

For the three months ended March 31, 2012, we had a nominal amount of net income compared to the $18.0 million net loss incurred during the same period in 2011. The $18.0 million improvement in earnings is primarily due to the following factors: (i) $8.7 million of non-recurring reorganization costs that were incurred in 2011 related to our Recapitalization Transaction (see Reorganization Items section below for more detailed information); (ii) a $3.8 million decrease in interest expense related to the extinguishment of debt pursuant to our Recapitalization Transaction; (iii)  a $2.5 million decrease in research and development expenses due to headcount reductions and reductions in discretionary spending related to our December 2011 termination of certain research and development programs; (iii) a $1.0 million decrease in selling, general and administrative expenses related to a reduction in our sales force headcount and other reductions in administrative headcount and spending during 2011; (iv) a $1.2 million reduction in amortization expense related to certain restructuring initiatives undertaken in 2011 (for more information, refer to the Depreciation and Amortization section below) and (v) a $1.0 million improvement in gross margin, primarily driven by higher sales. These improvements to net income were partly offset by a $2.0 million increase to income tax expense.

Revenues

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
(in thousands of U.S.$)	2012	2011
Medical Device Technologies:
Product sales	$54,623	$52,834

Licensed Technologies:
Royalty revenue — paclitaxel-eluting stents	5,137	4,692
Royalty revenue — other	781	963
License fees	9	103
	5,927	5,758

Total revenues	$60,550	$58,592

As described above, we operate in two reportable segments:

Medical Device Technologies

Revenue from our Medical Device Technologies segment for the three months ended March 31, 2012 was $54.6 million, compared to $52.8 million recorded for the same period in 2011. The net $1.8 million increase is due to $4.9 million of sales growth derived primarily from our interventional oncology, wound closure and medical device component product lines. This increase in sales as compared to the prior period was partially offset by the elimination of sales of the Option IVC Filter from our product portfolio in the current period. Sales of the Option IVC Filter were nil for the three months ended March 31, 2012, as compared to $3.8 million for the three months ended March 31, 2011.  In early 2011 we terminated certain license and distribution agreements with Rex Medical, and subsequently discontinued our sales of the Option IVC Filter. While the elimination of revenue from our sales of the Option IVC Filter has had an adverse impact on aggregate revenue growth during the three months ended March 31, 2012 as compared to the same period in 2011, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses have positively impact our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below).

Licensed Technologies

Royalty revenue derived from sales of TAXUS by BSC for the three months ended March 31, 2012 increased by 6% as compared to the three months ended March 31, 2011. The increase in royalty revenue is due to modest sales growth of TAXUS achieved by BSC in U.S. territories during the period, which was partially offset by a decline in sales in territories outside of the U.S. TAXUS-derived royalty revenue recorded for the three months ended March 31, 2012 was received based on on BSC’s net sales of $87 million for the period October 1, 2011 to December 31, 2011, of which $61 million was in the U.S., compared to net sales of $85 million for the same period in 2011, of which $50 million was in the U.S. The average gross royalty rate earned on BSC’s net sales of TAXUS in the U.S. for the three months ended March 31, 2012 and 2011 was 6.0%. The average gross royalty rate earned on BSC’s net sales of TAXUS outside the US was 4.7% for the three months ended March 31, 2012, compared to an average rate of 4.4% for the three months ended March 31, 2011. These average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., Japan and certain territories in the E.U. Overall, our first quarter 2012 average gross royalty rates remained relatively consistent with those observed in the first quarter of 2011.

Although royalty revenues from sales of TAXUS by BSC stabilized during 2011 and early 2012, future royalty revenues and the related product revenue may decrease due to competitive, pricing and other pressures in the market for drug-eluting coronary stent systems. Any such declines in our TAXUS-derived royalty revenue may be offset by future royalty revenue we may receive from our partner Cook, should Cook receive approval from the FDA to market and sell its Zilver PTX stent in the U.S.

Expenditures

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
(in thousands of U.S.$)	2012	2011

Cost of products sold	$24,683	$23,928
License and royalty fees	111	68
Research and development	1,985	4,531
Selling, general and administrative	17,646	18,656
Depreciation and amortization	9,023	11,241
Write-down of property, plant and equipment	173	215
	$53,621	$58,639

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device and device component technologies, and include direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold increased by $0.8 million to $24.7 million for the three months ended March 31, 2012 compared to $23.9 million for the same period in 2011. During the three months ended March 31, 2012, we observed a $2.1 million increase in cost of product sold related to the sales growth of our interventional oncology, wound closure and medical device component product lines. However, this was offset by a decline in cost of products sold related to the discontinuation of the sale of the Option IVC Filter as described above. Our consolidated gross margin for our Medical Device Technologies segment was 54.9% for the three months ended March 31, 2012, compared to 54.7% for the same period in 2011.

We expect that cost of products sold will continue to be significant and that our reported cost of products sold and gross profit margins will be impacted by several factors throughout the remainder of 2012, including changes in product sales mix, changes in total sales volume and the results of continuing and prior period cost improvement initiatives at our manufacturing facilities.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses generally include license and royalty payments due to certain of our licensors for the use of their technologies in paclitaxel-eluting coronary stent systems which are sold by certain of our partners. These fees currently consist of license and royalty fees paid, or that may be paid, primarily to the National Institutes of Health (the “NIH”) for the use of certain of their technologies related to the use of paclitaxel in TAXUS and Zilver PTX, respectively.

License and royalty fees for the three months ended March 31, 2012 were comparable to license and royalty fees recorded during the same period in 2011.

While these royalty and license fees are currently minimal, they may be offset by increased future license and royalty fees that may be incurred and owing to NIH should Cook receive approval to market and sell Zilver PTX in the U.S. and record significant sales thereof.

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

Research and development costs decreased by 56% to $2.0 million during the three months ended March 31, 2012, compared to $4.5 million for the same period in 2011. The decrease is primarily due to the following factors: (i) a $1.6 million decrease in salaries and benefit costs related to certain headount reductions concluded in December 2011, and (ii) a decrease in discretionary project spending implemented in December 2011 concurrent with the headcount reductions, with such decrease primarily related to the conclusion, postponement or cancellation of certain early stage research and product development programs at our Vancouver, Canada headquarters facility.

Currently, our research and development efforts are primarily focused on supporting or improving existing product lines. Based on this realignment of our research and product development efforts, we expect that our 2012 research and development expenditures will be significantly lower as compared to 2011.

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

Selling, general and administrative expenses decreased by $1.0 million to $17.6 million for the three months ended March 31, 2012 compared to $18.7 million for the same period in 2011. The decrease is primarily due to a $1.1 million decrease in salaries and benefit costs related to reductions made in December 2011 in our sales, marketing and administrative headcount, and a related decrease in discretionary administrative spending.

We expect selling, general and administrative expenses throughout the remainder of 2012 to be lower than the level of such expenses observed in 2011, primarily due certain executive terminations and other cost reductions that were implemented in the third and fourth quarters of 2011, as well as due to the additional headcount and related cost reductions that were concluded in December 2011. In addition, these expenses may fluctuate depending on product sales levels, the timing of the launch of certain new products, sales growth of new products, unforeseen litigation and other legal expenses that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed and internally developed technologies, and identifiable assets purchased through business combinations.

Depreciation expense, excluding the portion allocated to cost of products sold, was $0.9 million for the three months ended March 31, 2012 compared to $1.8 million for the same period in 2011. The net $0.9 million decrease is primarily due the fact that depreciation expense in 2011 includes $1.4 million related to a change in the estimated useful life of certain leasehold improvements associated with rentable space that was ultimately vacated in April 2011, partly offset by a $0.3 million increase to depreciation expense in the current quarter related to the revaluation of property, plant and equipment values in connection with the implementation of fresh start accounting on April 30, 2011.

Amortization expense decreased by $1.2 million to $8.2 million during the three months ended March 31, 2012 compared to $9.4 million during the same period in 2011. The net $1.2 million decrease is primarily due to the fact that the 2011 amortization expense included a $2.2 million increase to amortization related to the termination of our license agreement with Rex relating to the Option IVC Filter, which was partly offset by a $0.8 million increase to amortization in 2012 related to the revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011.

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

Write-down of Property, Plant and Equipment

During the three months ended March 31, 2012, we recorded a $0.2 million write-down of certain manufacturing equipment related to the termination of one of our product development projects. During the three months ended March 31, 2011, we recorded a $0.2 million write-down of certain leasehold improvements related to rentable space at one of our manufacturing facilities that was vacated.

Other Income (Expense)

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
	2012	2011

Other income (expenses)
Foreign exchange gain (loss)	$(270)	$(279)
Other income (expense)	660	25
Interest expense on long-term debt	(4,252)	(8,110)
Impairments and realized losses on investments	(280)	—
Total other expenses	$(4,142)	$(8,364)

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

During the three months ended March 31, 2012, respecting other income, we recorded net gains of $0.6 million from the sale of certain lab equipment in connection with the conclusion of certain of our research and development activities at our Vancouver, BC headquarters.

Interest expense decreased by $3.8 million to $4.3 million during the three months ended March 31, 2012, as compared to interest expense of $8.1 million during the same period in 2011. The $3.8 million decrease is due to the following factors: (i) a $1.6 million decline in interest expense relative to prior year due to the cancellation of the Subordinated Notes pursuant to our Recapitalization Transaction; (ii) the elimination of approximately $2.8 million of amortization of deferred financing costs, which were fair valued to nil upon implementation of fresh start accounting on April 30, 2011; and (iii) a decrease resulting from $0.4 million of interest expense which was incurred in 2011 related to the use of a debtor-in-possession credit facility (“DIP Facility”) with Wells Fargo during Creditor Protection Proceedings. These decreases in interest expense were offset by a $0.9 million increase in interest expense due to our New Floating Rate Notes being subject to a LIBOR floor of 1.25%, which raised the effective interest rate from 4.1% during the three months ended March 31, 2011 to 5% during the three months ended March 31, 2012.

During the three months ended March 31, 2012, we recorded $0.3 million of write-downs and net losses on the redemption of our short-term investments. The $0.3 million consists of: (i) a $0.1 million loss realized on the sale of a portion of our holdings in a publicly traded biotechnology company; and (ii) a $0.2 million unrealized loss on the remaining shares currently held, which have been trading below their carrying value and which management intends to sell in the near term.

Reorganization Items

Reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Three months ended March 31, 2011
Professional fees	(1)	$8,860
Directors and officer’s insurance	(2)	1,382
Gain on settlement of financial liability approved by the Canadian Court	(3)	(1,500)
		$8,742

(1)     Professional fees represent legal, accounting and other financial consulting fees paid to our and the Consenting Noteholders’ advisors to assist in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, through Creditor Protection Proceedings.

(2)     Directors’ and officers’ insurance represents the purchase of additional insurance coverage required to indemnify existing directors and officers for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, fees of $1.4 million were expensed to reorganization items during the three months ended March 31, 2011.

(3)     On February 16, 2011, we entered into a Settlement and License Termination Agreement with Rex Medical L.P. (the “Rex Settlement Agreement”), which provides for the full and final settlement and/or dismissal of all claims arising under the 2008 License, Supply, Marketing and Distribution Agreement (the “Option Agreement”) for the manufacturing and distribution rights to the Option Inferior Vena Cava Filter. Based on the terms of the Rex Settlement Agreement, the Option Agreement terminated on March 31, 2011 and we paid $1.5 million on March 10, 2011 to settle $3.0 million of royalty and milestone obligations owed as at December 31, 2010. During the three months ended March 31, 2011, we recorded a $1.5 million related recovery for the full and final settlement of these milestone and royalty obligations.

Unless specifically prescribed under ASC No. 852, other items that are indirectly related our reorganization activities have been recorded in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, modification of leases, accelerated depreciation and amortization, and severance and termination costs associated with exit and disposal activities.

For more detailed information about the Creditor Protection Proceedings and the Recapitalization Transaction, refer to our annual audited consolidated financial statements included in the 2011 Annual Report filed with the SEC on Form 10-K on March 29, 2012.

Income Tax

Income tax expense for the three months ended March 31, 2012 was $2.8 million compared to income tax expense of $0.8 million for the three months ended March 31, 2011. The income tax expense for the three months ended March 31, 2012 is primarily due to positive net earnings recorded for operations based in the U.S. and certain foreign jurisdictions, and the reversal of temporary timing differences.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25%. The difference is primarily due to valuation allowances on net operating losses, the net effect of lower tax rates on earnings in foreign jurisdictions, permanent differences not subject to tax, and the reversal of temporary timing differences relating to the 2011 reorganization.

Liquidity and Capital Resources

As at March 31, 2012, we had working capital of $78.3 million, including cash and cash equivalents of $35.1 million, compared to working capital of $62.1 million, which included cash and cash equivalents of $22.2 million as at December 31, 2011. The $16.2 million increase in working capital is primarily due to an overall $12.9 million increase in cash and cash equivalents, a $3.0 million increase in inventory; and a $1.2 million increase in accounts receivable. These increases were offset by a $1.4 million decrease in short term investments. This overall increase in liquidity and capital resources is primarily due to the significant reductions to certain expenses as previously described, combined with the concurrent revenue growth achieved in our Medical Device Products segment. To a lesser extent, the increase is also a result of a reduction in outstanding accounts receivable balances achieved by improved collections efforts.

New Floating Rate Notes

Following the implementation of the Recapitalization Transaction on May 12, 2011, our most significant financial liabilities are our $325 million new floating rate notes (“New Floating Rate Notes”) which replaced the existing floating rate notes (“Existing Floating Rate Notes”). The New Floating Rate Notes, which are due December 1, 2013, were issued on substantially the same terms and conditions as the Existing Floating Rate Notes, except that, among other things:

(i)                              Subject to certain exceptions, the New Floating Rate Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries, which secure the Revolving Credit Facility, subject to customary carve-outs and certain permitted liens.

(ii)                           The New Floating Rate Notes continue to accrue interest at LIBOR plus 3.75%, however, are subject to a LIBOR floor of 1.25%.

(iii)                        Certain covenants related to the incurrence of additional indebtedness and asset sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Floating Rate Notes (the “New Notes Indenture”). These changes include a reduction in the allowance from $100 million to $50 million for the Company to obtain new senior secured indebtedness having seniority to the New Floating Rate Notes.

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

Long term debt interest payments on these New Floating Rates Notes are expected to be significant and may adversely impact our liquidity position. As LIBOR may fluctuate from period to period, such volatility may affect quarterly interest rates on the New Floating Rate Notes, thereby affecting the magnitude of such interest costs within a given period. In addition, future declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus negatively impacting our ability to service our principal and future interest obligations owing under the New Floating Rate Notes.

The New Notes Indenture still contains various covenants which impose restrictions on the operation of our business including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by us; and require that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default. An event of default under this indenture would permit the holders of the New Floating Rate Notes to demand immediate repayment of our debt obligations owing thereunder.

In such a case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

Revolving Credit Facility

Our current revolving credit facility (as amended, “Revolving Credit Facility”) provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As March 31, 2012, we had nil borrowings outstanding, $2.7 million outstanding under issued letters of credit and $21.6 million of available borrowing capacity.

Borrowings under the Revolving Credit Facility are subject to a borrowing base formula based on certain balances of: eligible inventory, accounts receivable and real property, net of applicable reserves. As a result, the amount we are able to borrow at any given time may fluctuate from month to month.

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

On March 12, 2012, we completed an amendment to our Revolving Credit Facility to provide increased financial flexibility and improve our overall liquidity. This amendment provides for, among other things: (i) the repurchase of our outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by our foreign subsidiaries; (iv) the ability to dispose of the intellectual property assets contemplated in the transaction with Ethicon (at which time the component of the borrowing base supported by such intellectual property assets was reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over our short term investments (at which time the component of the borrowing base supported by such short term investments was reduced to nil); (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. During the three months ended March 31, 2012, we incurred total fees of $0.4 million to complete this amendment.

While we are currently in compliance with the covenants specified under the Revolving Credit Facility, we cannot guarantee that we will be able to comply with these covenants and related conditions throughout the remainder of 2012 and beyond. A breach of these covenants or failure to obtain waivers to cure any further breaches of the covenants and the restrictions set forth under the Revolving Credit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment, thus straining our liquidity position.

Our cash resources and any borrowings available under the Revolving Credit Facility, in addition to cash generated from operations or cash available per commitments of certain of our creditors, are used to support our continuing sales and marketing initiatives, working capital requirements, debt servicing requirements, capital expenditure requirements, product development initiatives and for general corporate purposes.

Due to numerous factors that may impact our future cash position, working capital and liquidity, and the resources that may be necessary to continue to execute our business plan, including selected growth initiatives in our Medical Device Technologies segment and initiatives to maintain sales of our existing products and to service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Floating Rate Notes.

Our cash flows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to changes in drug-eluting stent markets, including the impact of increased competition in such markets, the results of research relating to the efficacy of drug-eluting stents, the sales achieved in such markets by BSC or Cook, the timing and success of product sales and marketing initiatives, sales of our existing medical device products and new product launches, the timing and success of our product development activities, the timing of completing certain operational initiatives, our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner, changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

Our ability to maintain and sustain future operations will depend upon our ability to refinance or amend terms of our existing debt obligations, including our New Floating Rate Notes prior to maturity in December 2013, and to a lesser extent, may depend on our ability to: (i) remain in compliance with our debt covenants to maintain access to our Revolving Credit Facility; (ii) obtain additional equity or debt financing when needed; (iii) achieve revenue growth and improved gross margins; and (iv) achieve greater operating efficiencies or further reduce certain expenses.

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•                  maintenance and potential utilization of the Revolving Credit Facility;

•                  continued exploration of various strategic and financial alternatives, including, but not limited to, refinancing opportunities for, or opportunities to amend the terms of, our New Floating Rate Notes, raising new equity or debt capital, or exploring the sale of, or partnerships for, various products, assets or businesses;

•                  selected operations and gross margin improvement initiatives;

•                  continued evaluation of budgets and forecasts for our operations, including sales and marketing and product development programs; and

•                  potential sale of selected property, plant and equipment assets or other core or non-core assets

We continue to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and maintaining processes to ensure compliance with the terms of financing agreements.

While we believe that we have developed planned courses of action and identified opportunities to mitigate the operating and liquidity risks outlined above, there is no assurance that we will be able to complete any or all of the plans or initiatives that have been identified, or that we can obtain, generate or sustain sufficient liquidity to execute our business plan. Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that have not yet been identified.

Cash Flow Highlights

	Successor Company	Predecessor Company
	Three months ended March 31,	Three months ended March 31,
(in thousands of U.S.$)	2012	2011

Cash and cash equivalents, beginning of period	$22,173	$33,315
Cash provided by (used in) operating activities	11,871	(11,568)
Cash provided by (used in) investing activities	1,285	(803)
Cash (used in) provided by financing activities	(390)	5,791
Effect of exchange rate changes on cash	134	176

Net increase (decrease) in cash and cash equivalents	12,900	(6,404)

Cash and cash equivalents, end of period	$35,073	$26,911

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2012 was $11.9 million, compared to cash used in operating activities of $11.6 million during the same period in 2011. The $23.5 million increase in cash flow provided by operating activities during the three months ended March 31, 2012 is primarily due to the following factors: (i) the elimination of $8.3 million of non-recurring professional fees and transaction expenses incurred in 2011 related to our Recapitalization Transaction; (ii) the receipt of a $4.0 million non-recurring sales milestone fee on February 3, 2012 from Cook in connection with their sales of Zilver PTX; (iii) $3.8 million of lower interest payments associated with our elimination of the Subordinated Notes through the Recapitalization Transaction; (iv) reduced research and development and selling, general and administrative expenses of $2.5 million and $1.0 million respectively; and (v) a $1.2 million improvement in overall gross margins. Overall, the largest changes in working capital during the three months ended March 31, 2012 consist of: $2.9 million of cash outflows associated with higher inventory levels; $3.8 million of cash inflows primarily associated with the receipt of the $4.0 million sales milestone fee discussed above, which was previously recorded as a receivable in other assets as at December 31, 2011; and $1.2 million of cash outflows primarily associated with annual bonus payments and certain severance payments that were made in early 2012.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $1.2 million, compared to $0.8 million of net cash used during the same period in 2011. The $1.2 million of net cash provided by investing activities during the three months ended March 31, 2012 consists of $1.1 million of proceeds from the sale of a portion of our short term investment as described above, and $0.6 million of proceeds from the sale of certain of our lab equipment in our research and development department at our Vancouver headquarters. These cash inflows were offset by $0.5 million of capital expenditures. The entire $0.8 million of net cash used during the three months ended March 31, 2011 related to capital expenditures.

Depending on the level of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. During the three months ended March 31, 2012 and 2011, we did not invest excess cash in any additional short-term marketable securities.

As at March 31, 2012 and December 31, 2011, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

	Successor Company
	March 31,	December 31,
	2012	2011
U.S. dollars	24,725	$12,837
Canadian dollars	5,327	4,884
Swiss francs	183	307
Euros	1,139	1,515
Danish kroner	1,749	940
Other	1,950	1,690

	$35,073	$22,173

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $0.4 million, compared to $5.8 million of net cash inflows during the same period in 2011. The $0.4 million of net cash used in financing activities during the three months ended March 31, 2012 primarily consists of $0.4 million of financing fees incurred to complete the March 12, 2012 amendment to our Revolving Credit Facility (as discussed under the Revolving Credit Facility section above). The $5.8 million of cash provided by financing activities during the three months ended March 31, 2011 primarily consists of $17.0 million of proceeds that were drawn under the DIP Facility during Creditor Protection Proceedings, offset by $10.0 million of advances that were repaid under the existing credit facility that was in place prior to our Creditor Protection Proceedings (the “Existing Credit Facility”) and $1.3 million of financing charges incurred to secure and complete the DIP Facility. As discussed under the Revolving Credit Facility section above, upon consummation of the Recapitalization Transaction, all preexisting credit facilities (the DIP Facility and Existing Credit Facility) were terminated and we concurrently entered into the new Revolving Credit Facility.

Contractual Obligations

During the three months ended March 31, 2012, there were no significant changes to our contractual obligations as summarized in our MD&A discussion included in the 2011 Annual Report.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. For more information, refer to Part II, Item 1 and note 15 of the unaudited consolidated financial statements for the three months ended March 31, 2012 included in this Quarterly Report on Form 10-Q.

Inflation

The effects of inflation or changing prices have not had a material impact on our net sales, revenues or income (loss) from operations for the last three years.

Off-Balance Sheet Arrangements

As at March 31, 2012, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently adopted accounting policies

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International

Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the unaudited consolidated financial statements for the three months ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.   The amendment is effective for fiscal and interim periods beginning on January 1, 2012. ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. The adoption of ASU No. 2011-05 did not have a material impact on the unaudited consolidated financial statements given that they relate to disclosure only. As at March 31, 2012, we do not have any adjustments that would require reclassification from accumulated other comprehensive income to net income. In accordance with ASU No. 2011-05, a separate statement of comprehensive income has been presented in the unaudited consolidated financial statements for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350). ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. Given that we did not conduct a goodwill impairment test during the three months ended March 31, 2012 and no goodwill impairment indicators were identified, ASU No. 2011-08 did not have a significant impact on the unaudited consolidated financial statements for the three months ended March 31, 2012.

Future accounting pronouncements

As at the date of this assessment, we have not identified any additional future accounting pronouncements which are expected to affect our future consolidated financial statements beyond March 31, 2012.

Outstanding Share Data

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, unrecognized stock based compensation costs of $1.4 million were charged to earnings in April 2011.

At March 31, 2012, there were 12,556,673 common shares issued and outstanding for a total of $203.7 million in share capital. At March 31, 2012, we had the following outstanding awards:

(i)                                     130,208 units of Restricted Stock held by certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests one third on each of the first, second and third anniversaries from the date of grant;

(ii)                           400,979 RSUs held by certain senior management, of which 253,906 were exercisable. The RSUs allow the holder to acquire one common share for each unit held upon vesting. All outstanding RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant and expire on the seventh anniversary of the date of grant, with the exception of 35,500 of the RSUs, which only vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012;

(iii)                        645,323 options held by certain employees to acquire common shares, of which 329,177 were exercisable. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the board of directors.

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2012, we had cash and cash equivalents of $35.1 million (December 31, 2011 - $22.2 million).

Interest Rate Risk

As the issuer of the $325 million of New Floating Rate Notes, we are exposed to interest rate risk. The interest rate on the New Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25% and, consequently, the notes bore interest at a rate of approximately 5.00% at March 31, 2012 (December 31, 2011 — 5%). Based on the $325 million of floating rate debt of the Company during the year, a 100 basis point increase in the closing 3-month LIBOR rate would have impacted our interest expense by approximately $0.2 million for the three months ended March 31, 2012 ($0.8 million for the three months ended March 31, 2011). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from foreign currency exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro and the U.K. pound sterling. We incurred a foreign exchange losses of $0.1 million for the three months ended March 31, 2012 primarily as a result of changes in the relationship of the U.S. to the Canadian dollar and Danish kroner as well as other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and account receivable to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Danish kroner, Swiss francs, Euros, and U.K. pound sterling and we earn the majority of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or monetary assets denominated in the same (or a pegged) currency. For a summary of our cash balances which are denominated in foreign currencies refer to note 5 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Since we operate internationally and approximately 13% of our net revenue for the three months ended March 31, 2012 (14% - three months ended March 31, 2011) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For the purposes of conducting a specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements of a hypothetical 10% strengthening of the U.S. dollar compared with other currencies in which we denominate product sales in for the three months ended March 31, 2012. Assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our product revenue would have been negatively impacted by approximately $0.7 million during the three months ended March 31, 2012 (three months ended March 31, 2011 - $0.8 million). In addition, assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our net income would have been positively impacted by approximately $0.6 million for the three months ended March 31, 2012 (three months ended March 31, 2011 - $1.0 million).

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1.                                 Legal Proceedings

As at the date of this assessment, the Company is not currently subject to any material legal proceedings or claims. However, from time to time, the Company may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties. The Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required. However, we are not able to determine the outcome or estimate potential losses of pending legal proceedings to which we may become subject in the normal course of business nor are we able to estimate the amount or range of any possible loss we might incur should we not prevail in such matters. We cannot provide assurance that the legal proceedings disclosed here, or other legal proceedings not disclosed here, will not have a material adverse impact on our financial condition or results of operations.

Patent Opposition

At the European Patent Office (“EPO”), various patents either owned or licensed by or to the Company are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

Item 1A.                           Risk Factors

Part I, Item 1A, “Risk Factors,” of the 2011 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. In addition to the risk factors set forth in the 2011 Annual Report, the following risk factors modify and supplement, and should be read in conjunction with, the risk factors disclosed in the 2011 Annual Report. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

Risks Related to Our Business

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

Item  2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3.                                 Defaults Upon Senior Securities

None.

Item  4.                                 RESERVED

Item 5.                                    Other Information

None

Item  6.                                 Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference as indicated below:

Exhibit Number	Description	Location

31.1	Certification of PEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of PFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description	Location
32.1	Certification of PEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of PFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101	XBRL Interactive Data File	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: May 15, 2012	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Executive Officer (Principal Executive Officer)