Form 10-Q
period 2012-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2012-08-14
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

12,526,702 Common Shares, no par value, as of August 14, 2012

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months Ended June 30, 2012

		Page
PART I—FINANCIAL INFORMATION
Item 1..	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2012; the Two Months Ended June 30, 2011; and the One and Four Months Ended April 30, 2011	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended June 30, 2012; the Two Months ended June 30, 2011; and the One and Four Months Ended April 30, 2011	5

	Consolidated Statements of Stockholders’ Equity as of June 30, 2012 and 2011(unaudited)	6

	Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2012; the Two Months Ended June 30, 2011; and the One and Four Months Ended April 30, 2011	7

	Notes to Unaudited Consolidated Financial Statements	10

Item 2..	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3..	Quantitative and Qualitative Disclosures about Market Risk	78

Item 4..	Controls and Procedures	79

PART II—OTHER INFORMATION

Item 1..	Legal Proceedings	80

Item 1.A	Risk Factors	80

Item 2..	Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3..	Defaults Upon Senior Securities	81

Item 4..	Reserved	81

Item 5..	Other Information	81

Item 6..	Exhibits	81

SIGNATURES		82

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

ANGIOTECH PHARMACEUTICALS INC.

 CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Successor Company
	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents [note 5]	$57,991	$22,173
Short-term investments [note 6]	644	3,259
Accounts receivable	30,419	28,238
Income tax receivable	524	1,462
Inventories [note 7]	38,179	34,304
Deferred income taxes, current portion	6,026	3,995
Deferred financing costs, current portion	434	—
Prepaid expenses and other current assets	2,973	3,167
Total current assets	137,190	96,598

Property, plant and equipment [note 8]	35,427	39,189
Intangible assets [note 9 (a)]	326,981	343,066
Goodwill [note 3, 9(b)]	123,242	123,228
Deferred income taxes, non-current portion	2,566	2,165
Deferred financing cots, non-current portion	300	—
Other assets	310	3,860
Total assets	626,016	608,106

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	25,658	30,537
Deferred income taxes, current portion	—	—
Income taxes payable	5,658	2,023
Interest payable	1,406	1,450
Deferred revenue, current portion [note 11]	6,205	496
Revolving credit facility [note 12 (e)]	—	40
Total current liabilities	38,927	34,546

Deferred revenue, non-current portion [note 11]	18,069	3,771
Deferred income taxes, non-current portion	94,286	92,634
Other tax liabilities	6,118	5,729
Debt [note 12]	325,000	325,000
Other liabilities	—	19
Total non-current liabilities	443,473	427,153

Shareholders’ equity
Sucessor share capital	203,360	203,719
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
December 31, 2011 — 12,556,673
June 30, 2012 - 12,526,702
Additional paid-in capital	9,349	8,552
Accumulated deficit	(63,393)	(60,446)
Accumulated other comprehensive income	(5,700)	(5,418)
Total shareholders’ equity	143,616	146,407

Total liabilities and shareholders’ equity	$626,016	$608,106

Contingencies and commitments [note 16]

Subsequent events [note 21]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended	Two months ended	One month ended
	June 30,	June 30,	April 30,
	2012	2011	2011

REVENUE
Product sales, net	$56,523	$35,902	$16,365
Royalty revenue	4,804	1,068	5,285
License fees	11	—	24
	61,338	36,970	21,674

EXPENSES
Cost of products sold	27,322	26,934	8,291
License and royalty fees	63	50	—
Research and development	2,423	2,829	1,156
Selling, general and administration	17,784	12,781	6,191
Depreciation and amortization	8,428	5,690	3,088
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	692	—	—
	56,712	48,284	19,296
Operating income (loss)	4,626	(11,314)	2,378

Other income (expenses)
Foreign exchange (loss) gain	214	492	(366)
Other income	240	112	10
Interest expense	(4,306)	(3,032)	(2,217)
Impairments and realized losses on investments	(68)	—	—
Total other expenses	(3,920)	(2,428)	(2,573)
Income (loss) before reorganization items and income taxes	706	(13,742)	(195)
Reorganization items [note 3]	—	—	329,826
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	67,307
Income (loss) before income taxes	706	(13,742)	396,938
Income tax expense (recovery)	3,654	506	(581)

Net (loss) income	(2,948)	(14,248)	397,519

Basic and diluted net (loss) income per common share	$(0.23)	$(1.12)	$4.67

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,826	12,721	85,185

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Six months ended	Two months ended	Four months ended
	June 30,	June 30,	April 30,
	2012	2011	2011
REVENUE
Product sales, net	$111,147	$35,902	$69,198
Royalty revenue	10,722	1,068	10,941
License fees	20	—	127
	121,889	36,970	80,266

EXPENSES
Cost of products sold	52,006	26,934	32,219
License and royalty fees	174	50	68
Research and development	4,408	2,829	5,686
Selling, general and administration	35,431	12,781	24,846
Depreciation and amortization	17,451	5,690	14,329
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	865	—	215
	110,335	48,284	77,933
Operating income (loss)	11,554	(11,314)	2,333

Other income (expenses)
Foreign exchange (loss) gain	(56)	492	(646)
Other income	902	112	34
Interest expense	(8,558)	(3,032)	(10,327)
Impairments and realized losses on investments	(349)	—	—
Total other expenses	(8,061)	(2,428)	(10,939)
Income (loss) before reorganization items and income taxes	3,493	(13,742)	(8,606)
Reorganization items [note 3]	—	—	321,084
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	67,307
Income (loss) before income taxes	3,493	(13,742)	379,785
Income tax expense (recovery)	6,440	506	267

Net (loss) income	(2,947)	(14,248)	379,518

Basic and diluted net (loss) income per common share	$(0.23)	$(1.12)	$4.46

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,818	12,721	85,185

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	Successor Company		Predecessor Company
	Three months ended	Two months ended	One month ended
	June 30,	June 30,	April 30,
	2012	2011	2011
Net (loss) income	$(2,948)	$(14,248)	397,519
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities, net of taxes ($0)	—	(188)	640
Cumulative translation adjustment	(1,749)	(834)	254
Other comprehensive (loss) income	(1,749)	(1,022)	894
Comprehensive (loss) income	$(4,697)	$(15,270)	$398,413

	Successor Company		Predecessor Company
	Six months ended	Two months ended	Four months ended
	June 30,	June 30,	April 30,
	2012	2011	2011
Net (loss) income	$(2,947)	(14,248)	379,518
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities, net of taxes ($0)	—	(188)	1,337
Cumulative translation adjustment	(282)	(834)	1,485
Other comprehensive (loss) income	(282)	(1,022)	2,822
Comprehensive (loss) income	$(3,229)	$(15,270)	$382,340

ANGIOTECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

				(Accumulated	Accumulated
			Additional	deficit) /	other	Total
	Common Shares		paid-in-	Retained	comprehensive	Stockholder’s
Successor Company	Shares	Amount	capital	Earnings	income (loss)	(deficit) equity
Balance at December 31, 2011	12,556,673	$203,719	$8,552	$(60,446)	$(5,418)	$146,407
Stock-based compensation			573			573
Net income				1		1
Other comprehensive income					1,467	1,467
Balance at March 31, 2012	12,556,673	$203,719	$9,125	$(60,445)	$(3,951)	$148,448
Vesting of restricted stock	43,403	$522	$(522)			—
Share capital repurchases	(73,374)	(881)				(881)
Stock-based compensation			746			746
Net loss				(2,948)		(2,948)
Other comprehensive income					(1,749)	(1,749)
Balance at June 30, 2012	12,526,702	$203,360	$9,349	$(63,393)	$(5,700)	$143,616

					Accumulated	Total
			Additional		other	Stockholder’s
	Common Shares		paid-in-	Accumulated	comprehensive	(deficit)
	Shares	Amount	capital	deficit	income (loss)	equity
Balance at December 31, 2010 (Predecessor Company)	85,180,377	$472,753	$35,470	$(933,352)	$41,053	$(384,076)
Exercise of stock options	5,120	1				1
Stock-based compensation			294			294
Net loss				(18,001)		(18,001)
Other comprehensive income					1,928	1,928
Balance at March 31, 2011 (Predecessor Company)	85,185,497	472,754	35,764	(951,353)	42,981	(399,854)
Exercise of stock options	—	—				—
Stock-based compensation			1,441			1,441
Net income				397,519		397,519
Other comprehensive income					894	894
Balance at April 30, 2011 (Predecessor Company)	85,185,497	472,754	37,205	(553,834)	43,875	—
Reorganization adjustment: Cancellation of Predecessor common shares	(85,185,497)	(472,754)		472,754		—
Reorganization adjustment: Issuance of Successor common shares	12,721,354	202,948				202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			(37,205)	81,080	(43,875)	—
Balance at May 1, 2011 (Successor Company)	12,721,354	202,948	—	—	—	202,948
Net loss				(14,248)		(14,248)
Other comprehensive loss					(1,022)	(1,022)
Balance at June 30, 2011 (Successor Company)	12,721,354	$202,948	$—	$(14,248)	$(1,022)	$187,678

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company		Predecessor Company
	Three months ended	Two months ended	One month ended
	June 30,	June 30,	April 30,
	2012	2011	2011

OPERATING ACTIVITIES
Net (loss) income	$(2,948)	$(14,248)	$397,519
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,536	6,416	3,251
Impairment and realized losses on investments	64	—	—
Loss (gain) on disposition of property, plant and equipment	(189)	—	218
Reorganization items [note 3]	—	—	(329,826)
Non-cash cost of product sold adjustment from fresh start accounting	—	9,808	—
Gain on extinguishment of debt and settlement of other liabilities	—	—	(67,307)
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	692	—	—
Deferred leasehold amortization	—	—	(72)
Deferred revenue	(152)	—	—
Quill deferred revenue [note 11]	20,000	—	—
Deferred income taxes	(1,845)	(760)	(314)
Stock-based compensation expense	746	—	70
Non-cash interest expense	186	—	1,316
Other	17	(106)	270
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 19]	(2,746)	6,747	(3,889)

Cash provided by operating activities before reorganization items	23,361	7,857	1,806

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	—	(8,105)	(3,095)
Key Employment Incentive Plan fee	—	(551)	—
Director’s and officer’s insurance	—	—	—

Cash used in reorganization activities	—	(8,656)	(3,095)

Cash provided by (used in) operating activities	23,361	(799)	(1,289)

INVESTING ACTIVITIES
Proceeds from sale of short term investments	1,150	—	—
Purchase of property, plant and equipment	(436)	(385)	(142)
Proceeds from disposition of property, plant and equipment	400	2,624	—

Cash provided by (used in) investing activities	1,114	2,239	(142)

FINANCING ACTIVITIES
Share capital issued	(881)	—	—
Deferred financing charges and costs	(474)	(1,358)	(50)
Net (repayments) advances on Revolving Credit Facility	—	(7,542)	5,000
Proceeds from stock options exercised	—	—	—

Cash (used in) provided by financing activities before reorganization activities	(1,355)	(8,900)	4,950

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	—	(1,408)	—

Cash (used in) provided by financing activities	(1,355)	(10,308)	4,950

Effect of exchange rate changes on cash and cash equivalents	(202)	283	(208)
Net increase (decrease) in cash and cash equivalents	22,918	(8,585)	3,311
Cash and cash equivalents, beginning of period	35,073	30,222	26,911

Cash and cash equivalents, end of period	$57,991	$21,637	$30,222

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company		Predecessor Company
	Six months ended	Two months ended	Four months
	June 30,	June 30,	April 30,
	2012	2011	2011

OPERATING ACTIVITIES
Net (loss) income	$(2,947)	$(14,248)	$379,518
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,505	6,416	15,518
Impairment and realized losses on investments	341
Loss (gain) on disposition of property, plant and equipment	(766)	—	218
Reorganization items [note 3]	—	—	(321,084)
Non-cash cost of product sold adjustment from fresh start accounting	—	9,808	—
Gain on extinguishment of debt and settlement of other liabilities	—	—	(67,307)
Write-down of assets held for sale	—	—	570
Write down of property, plant and equipment	865	—	—
Deferred leasehold amortization	—	—	(1,300)
Deferred revenue	6	—	—
Quill deferred revenue [note 11]	20,000	—	—
Deferred income taxes	(365)	(760)	(486)
Stock-based compensation expense	1,318	—	364
Non-cash interest expense	186	—	4,155
Other	97	(106)	1,135
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 19]	(3,009)	6,747	(12,721)

Cash provided by (used in) operating activities before reorganization items	35,231	7,857	(1,420)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	—	(8,105)	(10,055)
Key Employment Incentive Plan fee	—	(551)	—
Director’s and officer’s insurance	—	—	(1,382)

Cash used in reorganization activities	—	(8,656)	(11,437)

Cash provided by (used in) operating activities	35,231	(799)	(12,857)

INVESTING ACTIVITIES
Proceeds from disposition of short term investments	2,272	—	—
Purchase of property, plant and equipment	(849)	(385)	(945)
Proceeds from disposition of property, plant and equipment	976	2,624	—

Cash provieded by (used in) investing activities	2,399	2,239	(945)

FINANCING ACTIVITIES
Share capital issued	(881)	—	1
Deferred financing charges and costs	(824)	(1,358)	(1,278)
Net (repayments) advances on Revolving Credit Facility	(39)	(7,542)	12,018
Proceeds from stock options exercised	—	—	—

Cash (used in) provided by financing activities before reorganization activities	(1,744)	(8,900)	10,741

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	—	(1,408)	—

Cash (used in) provided by financing activities	(1,744)	(10,308)	10,741

Effect of exchange rate changes on cash and cash equivalents	(68)	283	(32)
Net increase (decrease) in cash and cash equivalents	35,818	(8,585)	(3,093)
Cash and cash equivalents, beginning of period	22,173	30,222	33,315

Cash and cash equivalents, end of period	$57,991	$21,637	$30,222

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

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares of Angiotech (the “Recapitalization Transaction”). In connection with the execution of this Recapitalization Transaction, on January 28, 2011, Angiotech and certain of its subsidiaries (the “Angiotech Entities”) filed for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and Chapter 15 of Title 11 of the Bankruptcy Code in the U.S (the “Creditor Protection Proceedings”). For additional information on the Recapitalization Transaction and related Creditor Protection Proceedings, refer to the annual audited consolidated financial statements included in the 2011 Annual Report filed with the SEC on Form 10-K on March 29, 2012.

Upon commencement of the Creditor Protection Proceedings through to the Convenience Date (as described below), the Company adopted Accounting Standards Codification (“ASC”) No. 852 — Reorganization to prepare its interim and annual consolidated financial statements. During Creditor Protection Proceedings, ASC No. 852 required that the Company distinguish transactions and events directly associated with the Recapitalization Transaction (described in note 3) from ongoing operations of the business as follows: (i) certain expenses, recoveries, loss provisions, and other charges incurred during Creditor Protection Proceedings were reported as Reorganization Items on the Consolidated Statement of Operations (see note 3) and (ii) specific cash flow items directly related to the Reorganization Items were segregated on the Consolidated Statement of Cash Flows. In addition, in accordance with the terms of the recapitalization plan, the Company ceased to accrue interest from January 28, 2011 onwards on its pre-petition Subordinated Notes.

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

Liquidity Risk

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities. Angiotech faces a number of risks and uncertainties that may adversely impact its ability to generate sufficient future cash flows from operations to meet its contractual obligations and support capital expenditures and other initiatives. These risks and uncertainties may continue to materially impact the Successor Company’s liquidity position, cash flows and future operating results throughout 2012 and the future. The more significant risks and uncertainties have been summarized as follows:

•                  As at June 30, 2012, the Successor Company’s most significant financial liability was its $325 million of Senior Floating Rate Notes (the “Existing Notes”) due December 1, 2013. As discussed in note 12, on July 3, 2012, the Successor Company launched an offer to exchange up to a maximum of $200 million in aggregate principal amount of the outstanding Existing Notes (“Maximum Principal Exchange Amount”) for new 9% Senior Notes due December 1, 2016 issued by Angiotech Pharmaceuticals (US), Inc. (the “New Notes”) pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”). On July 27, 2012, as a result of significant demand for New Notes by holders of the Existing Notes, Angiotech elected to amend the Exchange Offer to increase the Maximum Principal Exchange Amount to $225 million.  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for approximately $230 million of New Notes. All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, the holders of such Existing Notes received the New Notes with a principal amount constituting a 2% premium (the “Early Tender Premium”) to the principal amount of the Existing Notes so exchanged.  This refinancing significantly alleviates the Successor Company’s near term liquidity risk due to the three-year extension of the maturity date. Management expects that the remaining $100 million of Existing Notes may be repaid with excess cash generated from operating activities or potential contingent consideration to be received from the Quill transaction discussed below, or may be refinanced at or prior to their maturity.

The interest rate on the Existing Notes resets quarterly to an interest rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, subject to a LIBOR floor of 1.25%. The Existing Notes bore an interest rate of 5.0% on June 30, 2012 (December 31, 2011 — 5.0%). During the three and six months ended June 30, 2012, the Successor Company incurred $4.1 million and $8.2 million of interest expense, respectively, on the Existing Notes. Any increases in LIBOR applicable to the Existing Notes, outstanding at any given time, could adversely impact the Successor Company’s ability to service its future interest obligations.

•                  On April 4, 2012 the Successor Company and certain of its subsidiaries entered into an Asset Sale and Purchase Agreement (“APA”) with Ethicon, LLC and Ethicon, Inc. (collectively termed “Ethicon”). Pursuant to the terms of the APA, the Successor Company and the named subsidiaries sold certain intellectual property and manufacturing equipment related to its Quill wound closure products. On April 4, 2012, Ethicon made a non-refundable initial payment of $20.4 million for the purchase of these assets. Under the terms of the Existing Notes Indenture (described in note 12(a)), should the Company not find a qualified alternative use for $20 million of these proceeds from Ethicon, the Company may be required to make a bona fide offer to holders of the Existing Notes (described under note 12(a)) to repurchase up to an equivalent amount of outstanding notes by October 4, 2012. In the future, the Successor Company may receive up to an additional $42.0 million of contingent consideration payments from Ethicon based on the Successor Company fulfilling various performance obligations. As discussed above, a portion of these current and future funds may be used to prepay a portion of the Existing Notes prior to their maturity date. For more detail on the Quill transaction, refer to note 11(b).

•                  The Successor Company has a $28.0 million Revolving credit facility (“Revolving Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). As at June 30, 2012 the Successor Company had nil borrowings outstanding under the Revolving Credit Facility, $2.7 million in secured letters of credit issued under the Revolving Credit Facility and $21.1million of available borrowing capacity. The Successor Company is subject to a monthly stand-by charge on the unutilized portion of the facility and may incur additional interest charges on any future potential borrowings under the Revolving Credit Facility. Utilization of the Revolving Credit Facility is subject to a borrowing base formula based on the value of certain eligible inventory, accounts receivable and real property, net of applicable reserves. The utilization of the Revolving Credit Facility is also subject to certain restrictive covenants pertaining to operations and the maintenance of minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage ratios. While the Successor Company is currently in compliance with the applicable minimum levels of Adjusted EBITDA, liquidity and fixed charge coverage covenants, there is no assurance that it will continue to comply with the covenants specified under the Revolving Credit Facility and future borrowing arrangements in 2012 and beyond. A breach of these covenants and failure to obtain waivers to cure any further breaches of the covenants and restrictions set forth under the Revolving Credit Facility may limit the Successor Company’s ability to obtain future advances or result in demands for accelerated repayment of any amounts outstanding at the time.

•                  Angiotech has a history of reporting operating losses. For the six months ended June 30, 2012, the Successor Company recorded a net loss of $2.9 million, compared to a net loss of $14.2 million incurred by the Predecessor Company during the two months ended June 30, 2011. However, during the three months ended June 30, 2012, Angiotech’s cash resources increased by $22.9 million. The net $22.9 million increase is primarily due to the $20.4 million of consideration received from Ethicon related to the sale of certain Quill related intellectual property and manufacturing equipment (see note 11) and $3.4 million of funds generated from operating activities, which were offset by $1.4 million of funds used for financing activities. For the six months ended June 30, 2012, Angiotech’s cash resources increased by $35.8 million. The net $35.8 million increase is primarily due to the $20.4 million of Quill consideration discussed above; $2.3 million of proceeds received from the liquidation of one of our investments; and $15.2 million of funds generated from operating activities; which were offset by $1.7 million of funds used for financing activities.  Although the Company has been generating positive cash flows in recent quarters, future operating losses or negative operating cash flows would adversely impact the Successor Company’s liquidity position and its ability to meet its future obligations.

The Successor Company’s ability to maintain and sustain its future operations may depend upon its ability to: (i) complete the repayment or refinancing of existing debt obligations; (ii) remain in compliance with its debt covenants; (iii) achieve continued revenue growth and improvement in gross margins; and (iv) achieve continued improvement in operating efficiencies or reduced expenses.

The Successor Company’s future plans and current initiatives to manage its operating and liquidity risks include, but are not limited to the following:

•                  Potential repayment or refinancing of the $100 million of Existing Notes prior to the December 1, 2013 due date;

•                  Maintenance and potential utilization of the Revolving Credit Facility;

•                  Implementation of selected operations and gross margin improvement initiatives;

•                    Continued exploration of various strategic and financial alternatives, including but not limited to raising new equity or debt capital or exploring sales of various assets or businesses;

•                  Continued evaluation of potential cost savings in certain sales and marketing activities and certain research and development activities; and

•      Potential sale of selected property, plant and equipment assets or other core or non-core assets.

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

(a) Recently adopted accounting policies

No new accounting pronouncements were adopted by the Successor Company during three months ended June 30, 2012. For a summary of accounting pronouncements adopted by the Successor Company during the three months ended March 31, 2012, refer to the unaudited consolidated financial statements filed with the SEC on Form 10-Q on May 15, 2012.

(b) Future Accounting Pronouncements

As at the date of this assessment, no additional future accounting pronouncements were identified, which are expected to affect the Successor Company’s future consolidated financial statements beyond June 30, 2012.

3.                       REORGANIZATION

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

(1)                   Professional fees represent legal, accounting and other financial consulting fees paid to advisors; which represented the Predecessor Company and Subordinated Noteholders during the Recapitalization Transaction. These advisors assisted in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction, throughout the Predecessor Company’s Creditor Protection Proceedings.

(2)                   Directors’ and officers’ insurance represents the purchase of additional insurance coverage required to indemnify the preceding directors and officers of the Predecessor Company for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, total fees of $1.6 million were expensed to reorganization items during the four months ended April 30, 2011.

(3)                   Upon completion of the Recapitalization Transaction, a $0.8 million incentive payment (net of a $0.2 million tax recovery) was triggered under the terms of the Key Employment Incentive Plan (“KEIP”), which was established as part of the Recapitalization Transaction. The KEIP was fully paid out by August 10, 2011.

(4)                   In connection with the termination and settlement of an agreement with a previous distributor, the Predecessor Company recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing and accrued as at December 31, 2010 under the terms of the original agreement.

(5)                   Upon implementation of the Recapitalization Transaction, the Predecessor Company cancelled all existing stock options and charged the total unrecognized stock based compensation of $1.4 million to earnings on April 30, 2011.

(6)                  Upon reorganization and implementation of fresh start accounting, the Company’s reorganization value of $692.8 million was allocated to all tangible and identifiable intangible assets based on their fair values, which totaled $567.6 million. The fresh start revaluation resulted in goodwill of $125.2 million and net revaluation gains of $341.1 million.

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

4.                       FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of short term investments was determined based on quoted market prices for identical assets. As at June 30, 2012, the fair value of Angiotech’s short-term investments was approximately $0.6 million (December 31, 2011 — $3.3 million).

As at June 30, 2012, the total fair value of the Successor Company’s Existing Notes was approximately $328.4 million (December 31, 2011 - $316.0 million) and the carrying value was $325.0 million (December 31, 2011 - $325 million).  The estimated fair value of the Existing Notes was based on a consideration of cash flows associated with future interest and principal payments and discount rates from similar companies in the healthcare industry. As discussed above, the Successor Company’s Existing Notes were issued on May 12, 2011 and replaced the Predecessor Company’s Existing Floating Rate Notes.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•                  Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the Existing Notes resets quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The Existing Notes currently bear interest at a rate of 5%. The Successor Company does not use derivatives to hedge against interest rate risks.

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

•                  Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, the Successor Company has a significant amount of trade accounts receivable with customers who form part of the national healthcare systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Successor Company’s credit risk. Although the Successor Company does not currently foresee any significant credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At June 30, 2012, the accounts receivable allowance for uncollectible accounts was $0.3 million (December 31, 2011 — $0.2 million).

5.                       CASH AND CASH EQUIVALENTS

All cash and cash equivalents are held in interest and non-interest bearing bank accounts and are denominated in the following currencies:

	Successor Company
	June 30,	December 31,
	2012	2011

U.S. dollars	$43,938	$12,837
Canadian dollars	6,974	4,884
Swiss francs	127	307
Euros	1,158	1,515
Danish kroner	2,609	940
Other	3,185	1,690

	$57,991	$22,173

6.                       SHORT-TERM INVESTMENTS

Short term investments - Available-for-sale securities	June 30, 2012	December 31, 2011
Cost	$3,259	$5,294
Securities sold	(2,567)	—
Net unrealized gains (losses) recognized in earnings	(48)	(2,035)
Carrying value	644	3,259

Short term investments as at June 30, 2012 and December 31, 2011 consist of equity securities in a publicly traded biotechnology company, which is recorded at its fair value at the end of each reporting period. In accordance with ASC 820 — Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market.

During the three months ended June 30, 2012, the Successor Company disposed of $1.4 million of its investment for net proceeds of $1.2 million and realized a loss of $0.2 million (of which $0.1 million was previously recorded as an unrealized loss). During the six months ended June 30, 2012, the Successor Company disposed of $2.6 million of its investment for net proceeds of $2.3 million and realized a loss of $0.3 million.

During the one and four months ended April 30, 2011 and the two months ended June 30, 2011, no investment impairments or unrealized investment losses were recorded in earnings.  However, as at December 31, 2011 the Successor Company determined that this investment was impaired on an other-than-temporary basis due to the value being depressed for an extended period of time and management’s intent to liquidate these securities in the near future.

As a result, the $2.0 million of net unrealized losses recorded in accumulated other comprehensive income were reclassified to the Consolidated Statement of Operations as an impairment write-down.

7.                       INVENTORIES

Inventories are comprised of the following:

	Successor Company
	June 30,	December 31,
	2012	2011

Raw materials	$11,962	$9,641
Work in process	14,610	11,882
Finished goods	11,607	12,781

Total	$38,179	$34,304

As at June 30, 2012, the Successor Company’s inventory allowance was $1.3 million (December 31, 2011 - $1.0 million). For the three and six months ended June 30, 2012, the Successor Company recorded net inventory write-downs and obsolescence expense of $0.1 million and $0.3 million, respectively (Successor Company — two months ended June 30, 2011- $0.4 million expense ; Predecessor Company — one and four months ended April 30, 2011 $nil and $0.5 million recovery, respectively).

8.                       PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net Book
June 30, 2012 - Successor Company	Cost	Depreciation	Value
Land	$3,586	$—	$3,586
Buildings	14,324	764	13,560
Leasehold improvements	7,454	3,304	4,150
Manufacturing equipment	14,467	2,793	11,674
Research equipment	316	127	189
Office furniture and equipment	679	251	428
Computer equipment	2,353	513	1,840

	$43,179	$7,752	$35,427

		Accumulated	Net Book
December 31, 2011 - Successor Company	Cost	Depreciation	Value
Land	$3,589	$—	$3,589
Buildings	14,355	452	13,903
Leasehold improvements	4,946	1,930	3,016
Manufacturing equipment	17,504	1,573	15,931
Research equipment	312	63	249
Office furniture and equipment	798	156	642
Computer equipment	2,120	261	1,859

	$43,624	$4,435	$39,189

Depreciation expense for the three and six months ended June 30, 2012 was $1.6 million and $3.5 million, respectively. Approximately $1.0 million and $2.0 million of these amounts were allocated to cost of products sold, respectively. Depreciation expense for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $0.9 million, $1.0 million and $3.9 million, respectively. Approximately $0.7 million, $0.3 million and $1.4 million of these amounts were allocated to cost of products sold.

9.                       INTANGIBLE ASSETS AND GOODWILL

a) Intangible assets

		Accumulated
June 30, 2012 - Succcessor Company	Cost	Amortization	Net Book
Customer relationships	$170,237	$11,755	$158,482
Trade names and other	24,802	1,920	22,882
Patents	105,700	18,675	87,025
Core and developed technology	63,572	4,980	58,592
	$364,311	$37,330	$326,981

		Accumulated	Net Book
December 31, 2011 - Succcessor Company	Cost	Amortization	Value
Customer relationships	$170,269	$6,723	$163,546
Trade names and other	24,859	1,102	23,757
Patents	105,700	10,663	95,037
Core and developed technology	63,576	2,850	60,726
	$364,404	$21,338	$343,066

Amortization expense for the three and six months ended June 30, 2012 was $7.9 million and $16.0 million, respectively.  Amortization expense for the two months ended June 30, 2011 and the one and four months ended April 30, 2011 was $5.9 million, $2.4 million and $11.8 million, respectively.

b)                    Goodwill

As described in note 3, on May 1, 2011 the Successor Company recorded $125 million of goodwill in connection with its implementation of fresh start accounting. All of the goodwill was assigned to our Medical Device Technologies reporting unit. The following table details the changes in the carrying value of goodwill during the six months ended June 30, 2012:

Medical Device Technologies
Balance, December 31, 2011	$123,228
Foreign currency revaluation adjustment for goodwill denominated in foreign currencies	14
Balance, June 30, 2012	$123,242

10.                ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company
	June 30, 2012	December 31, 2011
Trade accounts payable	$4,364	$3,923
Accrued license and royalty fees	468	542
Employee-related accruals	12,906	17,909
Accrued professional fees	1,997	1,509
Accrued contract research	133	133
Other liabilities (1)	5,790	6,521

	$25,658	$30,537

(1) Other liabilities as at June 30, 2012 includes $1.8 million for the remaining obligation related to the QSR Settlement Amount described in note 16 (December 31, 2011 - $2.8 million), $1.0 million for VAT payable by certain of our European entities (December 31, 2011 - $1.0 million), and $3.0 million of other general operating liabilities (December 31, 2011 - $2.7 million).

11. DEFERRED REVENUE

a) Cook Milestone Payment

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

On February 3, 2012, the Successor Company received a $4.0 million sales milestone fee that was triggered upon Cook’s achievement of a certain targeted level of sales of Zilver PTX under the terms of the License Agreement.  Upon receipt, the $4.0 million sales milestone fee was recognized as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment based on a 50% draw down applied to all future Zilver PTX royalties received from Cook. During the three and six months ended June 30, 2012, $0.1 million of the deferred revenue balance was recognized as revenue based on the draw down formula stipulated by the License

Agreement. As at June 30, 2012, the remaining deferred revenue balance was $3.8 million. Approximately $0.8 million of this balance was classified as current and $3.0 million was classified as non-current.

b) Quill Consideration

On April 4, 2012, Angiotech concurrently entered into a series of agreements with Ethicon, LLC and Ethicon, Inc. (collectively “Ethicon”) in connection with the Company’s proprietary Quill technology and certain related manufacturing equipment and services. Significant terms of the respective agreements are described as follows:

i.                   Asset Sale and Purchase Agreement

Angiotech entered into an Asset Sale and Purchase Agreement dated April 4, 2012 (the “APA”) with Ethicon. Pursuant to the terms of the APA, Angiotech sold certain intellectual property related to its Quill technology, as well as certain related manufacturing equipment, to Ethicon.  Under the terms of the APA, on April 4, 2012 Ethicon made an initial cash payment of $20.4 million to Angiotech, and agreed to pay up to an additional $30.0 million in additional cash consideration, with any additional amounts that may be paid contingent upon the completion of certain activities, including the transfer of certain Quill-related know-how to Ethicon and the achievement of certain product development milestones.

ii.                Co-Exclusive Patent and Know-How License Agreement

Concurrent with the APA, Angiotech also entered into a Co-Exclusive Patent and Know-How License Agreement dated April 4, 2012 (the “License Agreement”) with Ethicon. Under the License Agreement, Ethicon has granted Angiotech a worldwide, royalty free license to the intellectual property sold to Ethicon under the APA, which effectively grants the Company an unrestricted right to manufacture and distribute Quill wound closure products (without the Ethicon label) in any market and at the Company’s discretion.

iii.             Manufacturing and Supply Agreement

The Company also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which the Company will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Under the terms of the MSA, Ethicon agreed to pay up to $12.0 million in cash consideration to Angiotech, with any amounts that may be paid contingent upon the completion of certain activities, specifically the achievement of certain product development milestones. The MSA requires Angiotech to fulfill monthly orders placed by Ethicon subject to certain terms and conditions.  In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products, as defined, in the field of knotless wound closure, which may be developed by the Company and are not otherwise covered by the MSA.

As many of the contingent payments embedded in the respective agreements are subject to the same or interrelated performance conditions; the APA, License Agreement and MSA were determined to be closely related for accounting purposes. As such, these agreements were collectively determined, for accounting purposes, to represent a multiple-element arrangement. This conclusion was based on the following factors: (a) the degree of continuing involvement required from Angiotech to complete the transfer of certain Quill know-how to Ethicon, and to achieve the product development milestones, and (b) the fact that Angiotech has retained the same unrestricted rights that it had on a pre-transaction basis to continue manufacturing and distributing its Quill wound closure products for its own purposes, in any market at its discretion.

In accordance with ASC No. 605, management evaluated this multiple-element arrangement to identify all key deliverables listed below:

•                  $0.4 million of cash received during the three months ended June 30, 2012, related to the sale of certain manufacturing equipment;

•                  $20.0 million of cash received up-front during the three months ended June 30, 2012 for the transfer of title of certain Quill related intellectual property to Ethicon;

•                  $27.0 million of future contingent consideration, comprised as follows: (i)  $5.0 million to be received upon completion of transfer to Ethicon of certain know-how; and (ii) $22.0 million due upon the achievement of certain product development milestones, primarily relating to the development of an initial set of product codes;

•                  $15.0 million of future contingent consideration due upon the achievement of certain product development milestones primarily relating to the development of an additional set of product codes.

The $0.4 million of cash received was recognized as revenue during the three months ended June 30, 2012 upon delivery of the manufacturing equipment to Ethicon in April 2012.

The Company has determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without Angiotech’s continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of accounting and the consideration is expected to be recognized as follows:

•                  As the earnings process associated with the $20.0 million of up-front consideration was deemed to be incomplete as at June 30, 2012, the $20.0 million up-front payment was recorded as deferred revenue. A portion or all of the $20.0 million of up-front consideration and $27.0million of future contingent consideration is expected to be ratably recognized into revenue upon completion of the activities associated with the various milestones over period of approximately three years.

•                  In accordance with ASC No. 605, Angiotech is evaluating whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the $20.0 million of up-front consideration and/or future contingent consideration may need to be reallocated to the manufacturing and supply based on management’s best estimate of selling price.  This will ensure that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at their estimated fair values, which are commensurate with gross margins earned from similar third party sales.

•                  Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at June 30, 2012, no amounts have been recorded in the financial statements as at June 30, 2012 in connection with the contingent consideration described above. The Company will only begin to recognize future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

•                  As at June 30, 2012, approximately $5.4 million of the $20.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

12.                DEBT

The Company has the following debt issued and outstanding:

	Successor Company
	June 30, 2012	December 31, 2011
Existing Notes	$325,000	$325,000
Revolving Credit Facility	—	40

	$325,000	$325,040

(a) Existing Notes

The Existing Notes of $325 million were issued on May 12, 2011 and are due on December 1, 2013. The Existing Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%. The interest rate resets quarterly and is payable in arrears on March 1, June 1, September 1, and December 1 of each year. The Existing Notes are unsecured senior obligations, which are guaranteed by certain of the Successor Company’s subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility. In addition, as described below, the Existing Notes are secured by second liens. The guarantees of the guarantor subsidiaries are unconditional, joint and several. Under the terms of the indenture governing the Existing Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutshe Bank National Trust Company as trustee (the “Existing Notes Indenture”) and subject to certain conditions, the holders of the Existing Notes have been granted a security interest in the form of a second lien over the Successor Company and certain of its subsidiaries’ property, assets and undertakings that secure the Revolving Credit Facility.

On July 3, 2012, Angiotech launched an offer to exchange up to a maximum of $200 million in aggregate principal amount of the outstanding Existing Notes for new 9% Senior Notes due December 1, 2016 issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement. On July 27, 2012, as a result of significant demand for New Notes by holders of the Existing Notes, Angiotech elected to amend the Exchange Offer to increase the Maximum Principal Exchange Amount to $225 million.  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for approximately $230 million of New Notes.  All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, received the New Notes with a principal amount constituting a 2% premium to the principal amount of the Existing Notes so exchanged.

Aside from the higher rate of interest and extended maturity date, the New Notes were issued pursuant to an indenture (the “New Notes Indenture”) on substantially the same terms and conditions as the Existing Notes Indenture, except for the following:

•                  The Existing Notes were issued by Angiotech and guaranteed by Angiotech US and certain other subsidiaries.  The New Notes were issued by Angiotech US, and are guaranteed by Angiotech and certain of its subsidiaries.

•                  The New Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all Existing Notes then outstanding, if any, must be concurrently redeemed under the Existing Notes Indenture.

•                  The covenants restricting incurrence of Indebtedness were modified to prohibit the incurrence of Indebtedness based on the Fixed Charge Coverage Ratio and limit the amount of Permitted Refinancing Indebtedness that can be secured with Permitted Liens.

•                  Provided that no Default or Event of Default has occurred, under the New Notes Indenture, Angiotech has the option to prepay the outstanding Existing Notes in whole or in part prior to making any principal payments on the New Notes.

If a change in control occurs in the future, Angiotech will be required to offer to repurchase the New Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, if any, to the date of repurchase.

Subject to certain exceptions, the New Notes and the Guarantors’ guarantees of the New Notes are secured, ratably with the Existing Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under the Successor Company’s Revolving Credit Facility, Hedging Obligations and cash management obligations. The New Notes are senior secured obligations, which are fully, joint and severally, and unconditionally guaranteed by Angiotech’s existing and future subsidiaries which may guarantee any of its other indebtedness.

In connection with the Exchange Offer, the Successor Company also received consents from the holders of the Existing Notes to amend the Existing Notes Indenture dated May 12, 2011 to provide for, among other things, the New Notes and Existing Notes to vote together as a single class on certain matters.

Under the terms of the Existing Notes Indenture and New Notes Indenture, an event of default would permit the holders of the Existing Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder. In the event that this occurred and the Successor Company was unable to refinance the Existing Notes, the Successor Company’s current cash and credit capacity may not be sufficient to service its principal debt and interest obligations. In addition, restrictions on the Successor Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain future operations.

In addition, under the terms of the Existing Notes Indenture, should the Company not find a qualified alternative use for the $20 million of proceeds from the transaction with Ethicon described in note 11(b), the Company may be required to make a bona fide offer to holders of the Existing Notes to repurchase up to an equivalent amount of outstanding notes by October 4, 2012.

(b) Covenants

The Existing Notes Indenture contains various covenants which impose restrictions on the operation of the Successor Company’s business and the business of its subsidiaries, including the incurrence of certain liens and additional indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

The proposed New Notes Indenture discussed above contains similar covenants that will, among other things, limit the Successor Company’s ability to incur, assume or guarantee additional indebtedness or issue preferred stock; pay dividends or make other equity distributions; purchase or redeem capital stock; make certain investments; create liens; sell or dispose of assets; engage in transactions with affiliates; and merge or consolidate with another entity or transfer substantially all of the Successor Company’s assets.

In addition, the Revolving Credit Facility described below includes certain customary affirmative and negative covenants, which limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Revolving Credit Facility also requires the Successor Company to comply with a specified minimum adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Revolving Credit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Revolving Credit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness. As described in note 12(e) below, the Successor Company entered into an amendment to its Revolving Credit Facility on March 12, 2012 to modify certain of these covenants and other conditions to provide increased financial flexibility and improve liquidity.

(c) Interest

The Existing Notes accrue interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The effective interest rate on these notes for the three and six months ended June 30, 2012 was 5.0% and the rate in effect on June 30, 2012 was 5% (December 31, 2011 - 5.0%). The effective interest rate on these notes for the two months ended June 30, 2011 was 3.4%. The effective interest rate on these notes for one and four months ended April 30, 2011 was 3.7% and 5.5%, respectively. For the three and six months ended June 30, 2012 the Successor Company incurred interest expense of $4.1 million and $8.2 million, respectively, on the Existing Notes. For the two months ended June 30, 2011, the Successor Company incurred interest expense of $2.8 million on the Existing Notes. For the one and four months ended April 30, 2011, the Predecessor Company incurred interest expense of $1.1 million and $4.4 million on the senior floating rate notes that were in place prior to the issuance of the Existing Notes on the Plan Implementation Date.

d) Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense over the life of the debt instruments on a straight-line basis, which approximates the effective interest rate method. As at June 30, 2012, the Successor Company had $0.7 million of deferred financing costs recorded related to the fees that were incurred to complete the Exchange Offer and amend to the Revolving Credit Facility described in note 12(e) below. Upon implementation of fresh start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs, related to the Existing Floating Rate Notes and

Exit Credit Facility, were fair valued to nil. As a result, the Successor Company had nil deferred financing costs as at June 30, 2011.

During the three and six months ended June 30, 2012, the Successor Company recorded nil and $0.1 million of non-cash interest expense, respectively, related to the amortization of its deferred financing costs. During the two months ended June 30, 2011 and the one and four months ended April 30, 2011, Angiotech recorded nil, $1.0 million and $3.9 million of non-cash interest expense, respectively.

e) Revolving Credit Facility

On March 12, 2012, the Successor Company completed a second amendment to its Revolving Credit Facility to provide increased financial flexibility and improve its overall liquidity. This amendment provides for, among other things: (i) the repurchase of the Successor Company’s outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by the Successor Company’s foreign subsidiaries; (iv) the ability to dispose of certain of the Successor Company’s intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over the Successor Company’s short term investments; (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. During the six months ended June 30, 2012, the Successor Company incurred total fees of $0.4 million to complete this amendment.

On August 13, 2012, the Successor Company completed a third amendment to its Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

As at June 30, 2012, the Successor Company had nil borrowings outstanding under the Revolving Credit Facility (December 31, 2011 - $0.04 million), $1.7 million of letters of credit issued under the facility (December 31, 2011 - $2.6 million) and $21.1 million of remaining availability under the Revolving Credit Facility (December 31, 2011 - $21.3 million). During the three and six months ended June 30, 2012, the Successor Company incurred nil interest expense on borrowings under the Revolving Credit Facility.

13. RESTRUCTURING CHARGES

In April 2012, the Successor Company announced the closure of its Denmark manufacturing plant, primarily due to the high cost of manufacturing in that territory. Production activities associated with the Demark manufacturing plant will be transferred to other locations. Closure of the Denmark manufacturing plant is expected to be completed by April 30, 2013.

During the three and six months ended June 30, 2012, the Successor Company did not incur or record any significant restructuring charges related to the Denmark manufacturing plant closure. However, the Medical Device Products segment of the Successor Company expects to incur $1.0 million in retention and severance costs and $1.0 million of other transfer and transition activities over the next year. In accordance with ASC No. 420 — Exit or Disposal Cost Obligations, the retention and severance costs were measured at the communication date, based upon the fair value of the liability as of the termination date, and shall be recognized ratably over the future service period. Other transfer and transition costs shall be recognized in the period in which the liability is incurred. At the date of this assessment, management is still assessing the tax impact of the closure of the Denmark manufacturing facility.

14.                INCOME TAXES

Income tax expense for the three months ended June 30, 2012 was $3.7 million compared to income tax expense of $0.5 million during the two months ended June 30, 2011 and an income tax recovery of $0.6 million during the one month ended April 30, 2011.  Income tax expense for the six months ended June 30, 2012 was $6.44 million compared to income tax expense of $0.5 million during the two months ended June 30, 2011 and income tax expense of $0.3 million during the four months ended April 30, 2011. The tax expense for the three months and six months ended June 30, 2012 is primarily due to higher income from operations in the U.S and other foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25% primarily due to valuation allowances on net operating losses in certain jurisdictions, tax rate differences in foreign jurisdictions, and permanent differences not subject to tax.

15.                SHARE CAPITAL

a) Common Shares

During the three and six months ended June 30, 2012, the Successor Company issued 26,702 common shares upon the vesting of Restricted Stock awards. The Company issues new shares to satisfy stock option and award exercises.

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan, Angiotech’s Articles and Notice of Articles were amended on May 12, 2011 to: (a) eliminate the existing class of common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of authorized no-par value new common shares for the Successor Company with similar rights, privileges, restrictions and conditions as were attached to the previous class of common shares. Accordingly and in connection with the implementation of the CCAA Plan, 12,500,000 new common shares were issued to holders of the Successor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes.

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

(1) Restricted Stock

The terms of the Restricted Stock provide that a holder shall generally have the same rights and privileges as a common shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant. During the three months ended June 30, 2012, 43,403 commons shares were issued to executives upon the vesting of units of Restricted Stock (nil for the two months ended June 30, 2011), at which time Angiotech repurchased 16,701 units from the executives in consideration of withholding taxes owing on the vested units.

A summary of Restricted Stock activity for the Successor Company is as follows:

	Number outstanding	Weighted average grant date fair value
Outstanding at May 1, 2011	—	$—
Granted	221,354	15.17
Outstanding at June 30, 2011	221,354	$15.17
Outstanding and Exercisable at June 30, 2011	—	—

	Number outstanding	Weighted average grant date fair value
Outstanding at December 31, 2011	130,208	$15.17
Outstanding at March 31, 2012	130,208	$15.17
Vested and exchanged for common shares	(43,403)
Outstanding at June 30, 2012	86,805	$15.17
Outstanding and Exercisable at June 30, 2012	—	—

A summary of the status of nonvested restricted stock awards as of June 30, 2012 and changes during the three months ended June 30, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—
Granted	221,354	$15.17
Nonvested at June 30, 2011	221,354	$15.17

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	130,208	$15.17
Nonvested at March 31, 2012	130,208	$15.17
Vested and exchanged for common shares	(43,403)
Nonvested at June 30, 2012	86,805	$15.17

Stock-based compensation expense related to Restricted Stock for the three months ended June 30, 2012 was $0.2 million.

(2) Restricted Stock Units

Restricted Stock Units (“RSUs”) allow the holder to acquire one common share for each unit held upon vesting. The majority of the outstanding RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant with the exception of 35,500 of the RSUs, which vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012. There is no expiry date on vested RSUs.

A summary of RSU activity for the Successor Company is as follows:

	No. of RSUs	Weighted average grant date fair value
Outstanding at May 1, 2011	—
Granted	299,479	$15.17
Outstanding at June 30, 2011	299,479	$15.17
Outstanding and Exercisable at June 30, 2011	—

	No. of RSUs	Weighted average grant date fair value
Outstanding at December 31, 2011	415,479	$14.48
Forfeited	(14,500)
Outstanding at March 31, 2012	400,979	$14.60
Granted	189,500	$12.02	(a)
Exercised	—
Forfeited	—
Outstanding at June 30, 2012	590,479	$13.38
Outstanding and Exercisable at June 30, 2012	291,097	$15.17

(a)          The fair value of these RSU grants was determined by a third party valuation based on market inputs.

A summary of the status of nonvested RSU awards as of June 30, 2012 and changes during the three months ended June 30, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	299,479	15.17

Nonvested at June 30, 2011	299,479	$15.17

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	161,573	$13.38
Forfeited	(14,500)
Nonvested at March 31, 2012	147,073	$13.38
Granted	189,500	12.02
Vested	(37,191)	15.17

Nonvested at June 30, 2012	329,382	$11.75

Stock-based compensation expense related to RSUs for the three months ended June 30, 2012 was $0.3 million. The aggregate intrinsic value of RSUs outstanding and exercisable is $4.4 million.

(3) Stock Options

Outstanding stock options expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors put in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the three months ended June 30, 2012 was $0.2 million.

A summary of stock option and award activity for the Successor Company is as follows:

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at May 1, 2011	—
Granted	708,023	$20.00	7.00	$9.40
Outstanding at June 30, 2011	708,023	$20.00	6.87	$9.00
Outstanding and Exercisable at June 30, 2011	—

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at March 31, 2012	645,323	$20.00	6.17	$9.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at June 30, 2012	645,323	$20.00	5.87	$9.50
Outstanding and Exercisable at June 30, 2012	434,559	$20.00	5.87	$9.64

A summary of the status of nonvested stock option awards as of June 30, 2012 and changes during the three months ended June 30, 2012, is presented below:

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at May 1, 2011	—
Granted	708,023	$9.40	$20.00

Nonvested at June 30, 2011	708,023	$9.40	$20.00

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at March 31, 2012	316,146	$9.62	$20.00
Granted	—
Vested	(105,382)	$8.42	$20.00
Forfeited	—

Nonvested at June 30, 2012	210,764	$9.22	$20.00

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

During the one and four months ended April 30, 2011, the Predecessor Company issued 5,120 common shares respectively upon exercise of awards.

A summary of Canadian dollar stock option and award activity for the Predecessor Company is as follows:

	No. of stock options and awards	Weighted average exercise price (in CDN$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in CDN$)
Outstanding at December 31, 2010	5,275,184	$3.83	2.75	$132
Granted	—	—
Exercised	—	—
Forfeited	(1,439,834)	3.86

Outstanding at March 31, 2011	3,835,350	3.81	2.54	—

Forfeited	(3,835,350)	3.81
Outstanding at April 30, 2011	—	—	—	—
Exercisable at April 30, 2011	—	—	—	—

Exercisable and expected to vest at April 30, 2011	—	$—	—	$—

A summary of the status of Canadian dollar nonvested stock option awards as of April 30, 2011 and changes during the one and four months ended April 30, 2011, is presented below:

Nonvested CDN$ awards	No. of awards	Weighted average grant-date fair value (in CDN$)
Nonvested at December 31, 2010	2,225,194	$0.46
Vested	(239,215)	1.67
Forfeited	(560,223)	0.57
Nonvested at March 31, 2011	1,425,756	$0.59
Vested	(55,362)	0.57
Nonvested at April 30, 2011	1,370,394	$0.59

A summary of U.S. dollar award activity for the Predecessor Company is as follows:

	No. of Awards	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	3,890,999	$1.51	3.14	$179
Granted	—	—
Exercised	(20,833)	(0.26)
Forfeited	(148,541)	1.38
Outstanding at March 31, 2011	3,721,625	$1.52	2.89	—
Forfeited	(3,721,625)	1.52
Exercisable at April 30, 2011	—	$—	—	—
Exercisable and expected to vest at April 30, 2011	—	$—	—	—

A summary of the status of U.S. dollar nonvested stock option awards as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Nonvested U.S. $ awards	No. of awards	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	2,044,339	$0.48
Vested	(370,174)	1.19
Forfeited	(74,890)	0.64
Nonvested at March 31, 2011	1,659,275	$.0.63
Vested	(61,572)	0.59
Nonvested at April 30, 2011	1,597,703	$0.64

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

	No. of Shares Underlying Options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	15.44	6.19	—
Outstanding at March 31, 2011	300,480	15.44	4.94
Forfeited	(300,480)	15.44
Outstanding at April 30, 2011	—
Exercisable at April 30, 2011	—
Exercisable and expected to vest at April 30, 2011	—

A summary of the status of the Predecessor Company’s AMI nonvested stock option awards as of April 30, 2011 and changes during the one and four months ended April 30, 2011, is presented below:

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51
Nonvested at March 31, 2011	37,599	$6.51
Nonvested at April 30, 2011	37,599	$6.51

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

(c) Stock-based compensation expense

The Successor Company recorded stock-based compensation expense of $0.7 million for the three months ended June 30, 2012, and the Predecessor Company recorded $0.1 million and $0.4 million for the one and four months ended April 30, 2011, respectively. The Successor Company recorded stock-based compensation expense of $1.3 million for the six months ended June 30, 2012 and nil for the two months ended June 30, 2011. The Predecessor Company recorded stock-based compensation expense of $0.1 million and $0.4 million for the one and four months ended April 30, 2011, respectively. The stock based compensation expense relates to awards granted under the Company’s stock option plan that was modified or settled subsequent to October 1, 2002.

The Company expenses the compensation cost of stock-based payments using the straight-line method over the vesting period. The total unrecognized compensation cost of non-vested awards was $6.4 million as at June 30, 2012. The Successor Company granted 189,500 RSU awards during the three months ended June 30, 2012. The Predecessor Company did not grant any awards during the one and four months ended April 30, 2011.

During the one and four months ended April 30, 2011 the following activity occurred for the Predecessor Company:

(in thousands)	One and Four months ended April 30, 2011
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a
U.S. dollar awards		$0.4
Total fair value of awards vested		$.04

Cash received from award exercises was $nil for the one and four months ended April 30, 2011.

During the three months ended June 30, 2012 the following activity occurred for the Successor Company:

	Successor Company
(in thousands)	Three months ended June 30, 2012
Total intrinsic value of awards exercised
Restricted Stock		$522
Restricted Stock Units	$	n/a
Stock Options	$	n/a
Total fair value of awards vested		$2,110

16.                CONTINGENCIES AND COMMITMENTS

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

On October 4, 2010, the Predecessor Company was notified that QSR Holdings, Inc. (“QSR”), as a representative for former stockholders of Quill Medical, Inc. (“QMI”), had made a formal demand (the “Arbitration Demand”) to the American Arbitration Association naming the Company, QMI and Angiotech Pharmaceuticals (US), Inc. as respondents (collectively, the “Respondents”). The Arbitration Demand alleged that the Respondents failed to satisfy certain obligations under the Agreement and Plan of Merger, dated May 25, 2006, by and among Angiotech, Angiotech

US, Quaich Acquisition, Inc. and QMI (the “Merger Agreement”), notably including the obligations to make certain earn out payments and the orthopedic milestone payment. The Arbitration Demand sought either direct monetary damages or, in the alternative, extension of the earn-out period for a sixth year as more fully set forth in the Merger Agreement. In addition, QSR commenced an action in the United States District Court for the Middle District of North Carolina on October 1, 2010 against the Respondents, entitled QSR Holdings, Inc. v. Angiotech.

On January 27, 2011 the Predecessor Company entered into a settlement agreement (the “Settlement Agreement”) for the full and final settlement of all claims, including all potential contingent payments, under the Merger Agreement. Under the terms of the Settlement Agreement, Angiotech is required to pay QSR $6.0 million (the “Settlement Amount”). In accordance with the terms of the Settlement Agreement, the first $2.0 million was paid on May 26, 2011, with the remainder being payable in equal monthly installments over a 24 month period. As at June 30, 2012, $1.8 million is accrued for the remaining Settlement Amount.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, Angiotech was contractually required to make certain contingent payments of up to $2.0 million upon achievement of certain clinical and regulatory milestones and up to $10.7 million upon achievement of certain commercialization milestones. In May 2012, Angiotech entered into an amendment to the original 2007 Asset Purchase Agreement and Amended and Restated License Agreement with Biopsy Sciences, LLC, to eliminate all future financial obligations related to the development, commercialization and sale of the BioSeal Product in exchange for an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as a research and development expense in the consolidated statement of operations for the three and six months ended June 30, 2012.

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

17.                SEGMENTED INFORMATION

As at June 30, 2012, the Successor Company had two reportable segments based on the type of revenue generated: (i) Medical Device Products and (2) Licensed Technologies. The Medical Device Products segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies. The Licensed Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Successor Company and Predecessor Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three and six months ended June 30, 2012; the two months ended June 30, 2011; and the one and four month ended April 30, 2011:

	Successor Company		Predecessor Company
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,
	2012	2011	2011
Revenue
Medical Device Products	$56,523	$35,902	$16,365
Licensed Technologies	4,815	1,068	5,309

Total revenue	61,338	36,970	21,674

Cost of products sold — Medical Device Technologies	27,322	26,934	8,291
Licence and royalty fees — Licensed Technologies	63	50	—

Gross margin
Medical Device Technologies	29,201	8,968	8,074
Licensed Technologies	4,752	1,018	5,309

Total gross margin	33,953	9,986	13,383

Research and development	2,423	2,829	1,156
Selling, general and administration	17,784	12,781	6,191
Depreciation and amortization	8,428	5,690	3,088
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	692	—	—

Operating income (loss)	4,626	(11,314)	2,378
Other expenses	(3,920)	(2,428)	(2,573)

Loss before reorganization items and income taxes	706	(13,742)	(195)
Reorganization items	—	—	329,826
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307
Loss before income taxes	706	(13,742)	396,938
Income tax expense (recovery)	3,654	506	(581)
Net income (loss)	$(2,948)	$(14,248)	$397,519

	Successor Company		Predecessor Company
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,
	2012	2011	2011
Revenue
Medical Device Products	$111,147	$35,902	$69,198
Licensed Technologies	10,742	1,068	11,068

Total revenue	121,889	36,970	80,266

Cost of products sold — Medical Device Technologies	52,006	26,934	32,219
Licence and royalty fees — Licensed Technologies	174	50	68

Gross margin
Medical Device Technologies	59,141	8,968	36,979
Licensed Technologies	10,568	1,018	11,000

Total gross margin	69,709	9,986	47,979

Research and development	4,408	2,829	5,686
Selling, general and administration	35,431	12,781	24,846
Depreciation and amortization	17,451	5,690	14,329
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	865	—	215

Operating income (loss)	11,554	(11,314)	2,333
Other expenses	(8,061)	(2,428)	(10,939)

Loss before reorganization items and income taxes	3,493	(13,742)	(8,606)
Reorganization items	—	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307
Loss before income taxes	3,493	(13,742)	379,785
Income tax expense (recovery)	6,440	506	267
Net income (loss)	$(2,947)	$(14,248)	$379,518

During the three and six months ended June 30, 2012, revenue from BSC represented approximately 6% and 7% of total revenue, respectively. During the two months ended June 30, 2011 and the one and four months ended April 30, 2011, royalty revenue from BSC represented approximately 0%, 24% and 12% of total revenue

The following table represents total assets for each reportable segment at June 30, 2012 and December 31, 2011:

	Successor Company
	June 30,	December 31,
	2012	2011

Total assets
Medical Device Products	$548,329	$522,120
Licensed Technologies	77,687	85,986

Total assets	$626,016	$608,106

The following tables present capital expenditures for each reportable segment during the three and six months ended June 30, 2012; the two months ended June 30, 2011; and the one and four months ended April 30, 2011:

	Successor Company		Predecessor Company
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,
	2012	2011	2011
Capital expenditures
Medical Device Products	$480	$288	$113
Licensed Technologies	—	97	29

Total capital expenditures	$480	$385	$142

	Successor Company		Predecessor Company
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,
	2012	2011	2011
Capital expenditures
Medical Device Products	$892	$288	$621
Licensed Technologies	—	97	324

Total capital expenditures	$892	$385	$945

18.                NET (LOSS) INCOME PER SHARE

Net loss per share was calculated as follows:

	Successor Company			Predecessor Company
	Three months ended June 30,	Two months ended June 30,		One month ended April 30,
	2012	2011		2011

Numerator:
Net (loss) income	$(2,948)	$(14,248)		$397,519

Denominator:
Basic and diluted weighted average common shares outstanding	12,826	12,721		85,185
Basic and diluted net (loss) income per common share:	$(0.23)	$(1.12	)(1)	$4.67	(2)

	Successor Company			Predecessor Company
	Six months ended June 30,	Two months ended June 30,		Four months ended April 30,
	2012	2011		2011

Numerator:
Net (loss) income	$(2,947)	$(14,248)		$379,518

Denominator:
Basic and diluted weighted average common shares outstanding	12,818	12,721		85,185
Basic and diluted net (loss) income per common share:	$(0.23)	$(1.12	)(1)	$4.46	(2)

(1)          There is no dilutive effect on basic weighted average common shares outstanding for the three and six months ended June 30, 2012 and the two months ended June 30, 2011, as the Predecessor Company was in a net loss position during these periods.

(2)          There was no dilutive effect on the basic weighted average common shares outstanding for the one and four months ended April 30, 2011 given that the impact of stock options was anti-dilutive.

19.             CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company		Predecessor Company
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,
	2012	2011	2011

Accounts receivable	$(1,608)	$4,832	$(3,411)
Income tax receivable	781	—	(589)
Inventories	(987)	965	275
Prepaid expenses and other assets	(177)	2,224	(1,073)
Accounts payable and accrued liabilities	(4,101)	(800)	379
Income taxes payable	3,391	280	(440)
Interest payable on long term debt	(45)	(755)	969
	$(2,746)	$6,747	$(3,889)

	Successor Company		Predecessor Company
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,
	2012	2011	2011

Accounts receivable	$(2,009)	$4,832	$(855)
Income tax receivable	937	—	(645)
Inventories	(3,895)	965	(2,603)
Prepaid expenses and other assets	3,640	2,224	(492)
Accounts payable and accrued liabilities	(5,271)	(800)	(10,020)
Income taxes payable	3,634	280	(770)
Interest payable on long term debt	(45)	(755)	2,663
	$(3,009)	$6,747	$(12,721)

Supplemental disclosure:

	Successor Company		Predecessor Company
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,
	2012	2011	2011

Net taxes paid	$1,358	$635	$667
Interest paid	4,153	3,628	205
Deferred financing charges and costs accrued but not paid	425	—	1,160
Non-cash transaction - settlement of Subordinated Notes and related interest obligations for common shares	—	—	202,948

	Successor Company		Predecessor Company
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,
	2012	2011	2011

Net taxes paid	$2,400	$635	$2,334
Interest paid	8,260	3,628	3,763
Deferred financing charges and costs accrued but not paid	425	—	1,160
Non-cash transaction - settlement of Subordinated Notes and related interest obligations for common shares	—	—	202,948

20.                CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012, the two months ended June 30, 2011, and the one and four months ended April 30, 2011for the direct and indirect subsidiaries of the Angiotech that serve as guarantors of the Senior Floating Rate Notes, and for the subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Angiotech. All of Angiotech’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at June 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$20,797	$27,648	$9,546	$—	$57,991
Short term investments	644	—	—	—	644
Accounts receivable	—	21,077	9,342	—	30,419
Income taxes receivable	—	36	488	—	524
Inventories	—	31,631	6,548	—	38,179
Deferred income taxes, current portion	—	6,026	—	—	6,026
Deferred financing costs, current portion	—	434	—	—	434
Prepaid expenses and other current assets	1,345	1,065	563	—	2,973
Total Current Assets	22,786	87,917	26,487	—	137,190

Investment in subsidiaries	401,721	19,377	—	(421,098)	—
Property, plant and equipment	1,603	26,616	7,208	—	35,427
Intangible assets	68,821	243,431	14,729	—	326,981
Goodwill	—	101,245	21,997	—	123,242
Deferred income taxes	1,828	738	—	—	2,566
Deferred financing costs, non-current portion	—	300	—	—	300
Other assets	80	6	224	—	310
Total Assets	496,839	479,630	70,645	(421,098)	626,016

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	5,111	15,615	4,932	—	25,658
Income taxes payable	574	2,500	2,584	—	5,658
Interest payable on long-term debt	1,406	—	—	—	1,406
Deferred revenue, current portion	4,846	1,359	—	—	6,205
Revolving credit facility	—	—	—	—	—
Total Current Liabilities	11,937	19,474	7,516	—	38,927

Deferred revenue	13,966	3,641	462	—	18,069
Deferred income taxes	—	89,697	4,589	—	94,286
Other tax liabilities	2,320	1,549	2,249	—	6,118
Debt	325,000	—	—	—	325,000
Other liabilities
Total Non-current Liabilities	341,286	94,887	7,300	—	443,473

Total Shareholders’ (Deficit) Equity	143,616	365,269	55,829	(421,098)	143,616
Total Liabilities and Shareholders’ (Deficit) Equity	$496,839	$479,630	$70,645	$(421,098)	$626,016

Condensed Consolidating Balance Sheet

As at December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$8,649	$7,449	$6,075	$—	$22,173
Short term investments	3,259	—	—	—	3,259
Accounts receivable	167	20,076	7,995	—	28,238
Income taxes receivable	—	1,239	223	—	1,462
Inventories	—	26,744	7,560	—	34,304
Deferred income taxes	—	3,995	—	—	3,995
Prepaid expenses and other current assets	1,120	1,541	506	—	3,167

Total Current Assets	13,195	61,044	22,359	—	96,598

Investment in subsidiaries	388,653	20,538	—	(409,191)	—
Assets held for sale	—	—	—	—	—
Property, plant and equipment	3,213	22,552	13,424	—	39,189
Intangible assets	75,754	251,905	15,407	—	343,066
Goodwill	—	101,244	21,984	—	123,228
Deferred income taxes	1,729	—	436	—	2,165
Other assets	3,537	54	269	—	3,860

Total Assets	486,081	457,337	73,879	(409,191)	608,106

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	6,999	17,896	5,642	—	30,537
Income taxes payable	—	—	2,023	—	2,023
Interest payable on long-term debt	1,450	—	—	—	1,450
Deferred revenue, current portion	496	—	—	—	496
Revolving credit facility	—	40	—	—	40
Debt	—	—	—	—	—

Total Current Liabilities	8,945	17,936	7,665	—	34,546

Deferred leasehold inducement	—	—	—	—	—
Deferred revenue	3,456	—	315	—	3,771
Deferred income taxes	—	87,415	5,219	—	92,634
Other tax liabilities	2,273	896	2,560	—	5,729
Debt	325,000	—	—	—	325,000
Other liabilities	—	19	—	—	19

Total Non-current Liabilities	330,729	88,330	8,094	—	427,153

Total Shareholders’ (Deficit) Equity	146,407	351,071	58,120	(409,191)	146,407

Total Liabilities and Shareholders’ (Deficit) Equity	$486,081	$457,337	$73,879	$(409,191)	$608,106

Condensed Consolidated Statement of Operations

Three months ended June 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$—	$40,704	$19,274	$(3,455)	$56,523
Royalty revenue	4,051	753	—	—	4,804
License fees	—	—	11	—	11
	4,051	41,457	19,285	(3,455)	61,338

EXPENSES
Cost of products sold	—	17,080	12,262	(2,020)	27,322
License and royalty fees	63	—	—	—	63
Research & development	389	1,996	38	—	2,423
Selling, general and administration	2,851	12,329	2,604	—	17,784
Depreciation and amortization	3,819	4,367	242	—	8,428
Write-down of assets held for sale	—	—	—	—	—
Write-down of property, plant and equipment	692	—	—	—	692
Write-down of intangible assets	—	—	—	—	—
	7,814	35,772	15,146	(2,020)	56,712

Operating income (loss)	(3,763)	5,685	4,139	(1,435)	4,626

Other income (expense)
Foreign exchange gain (loss)	123	12	79	—	214
Other (expense) income	4	236	—	—	240
Interest expense	(4,108)	(198)	—	—	(4,306)
Impairments and realized losses on investments	(68)	—	—	—	(68)

Total other expenses	(4,049)	50	79	—	(3,920)

Income (loss) before income tax expense (recovery)	(7,812)	5,735	4,218	(1,435)	706
Income tax expense (recovery)	95	2,449	1,110	—	3,654

Income (loss) from operations	(7,907)	3,286	3,108	(1,435)	(2,948)
Equity in subsidiaries	4,959	3,621		(8,580)	—
Net income (loss)	$(2,948)	$6,907	$3,108	$(10,015)	$(2,948)

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

Condensed Consolidated Statement of Operations

Six months ended June 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$—	$79,304	$38,884	$(7,041)	$111,147
Royalty revenue	9,187	1,535	—	—	10,722
License fees	—	—	20	—	20
	9,187	80,839	38,904	(7,041)	121,889

EXPENSES
Cost of products sold	—	30,964	25,163	(4,121)	52,006
License and royalty fees	174	—	—	—	174
Research & development	813	3,455	140	—	4,408
Selling, general and administration	5,381	24,851	5,199	—	35,431
Depreciation and amortization	7,795	8,972	684	—	17,451
Write-down of assets held for sale	—	—	—	—	—
Write-down of property, plant and equipment	692	173	—	—	865
Write-down of intangible assets	—	—	—	—	—
	14,855	68,415	31,186	(4,121)	110,335

Operating income (loss)	(5,668)	12,424	7,718	(2,920)	11,554

Other income (expense)
Foreign exchange gain (loss)	(11)	(16)	(29)	—	(56)
Other (expense) income	596	306	—	—	902
Interest expense	(8,216)	(342)	—	—	(8,558)
Impairments and realized losses on investments	(349)	—	—	—	(349)

Total other expenses	(7,980)	(52)	(29)	—	(8,061)

Income (loss) before income tax expense (recovery)	(13,648)	12,372	7,689	(2,920)	3,493

Income tax expense (recovery)	(41)	4,074	2,407	—	6,440

Income (loss) from operations	(13,607)	8,298	5,282	(2,920)	(2,947)
Equity in subsidiaries	10,660	6,536	—	(17,196)	—
Net income (loss)	$(2,947)	$14,834	$5,282	$(20,116)	$(2,947)

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

Condensed Consolidated Statement of Cash Flows

For the three months ended June 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$12,181	$6,430	$4,750	$—	$23,361

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	—	—	—	—	—
Key Employment Incentive Plan fee	—	—	—	—	—
Cash used in reorganization activities	—	—	—	—	—
Cash used in operating activites	12,181	6,430	4,750	—	23,361

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(37)	(335)	(64)	—	(436)
Proceeds from disposition of property, plant and equipment	—	400	—	—	400
Proceeds from disposition of short term investments	1,150	—	—	—	1,150
Cash used in investing activities	1,113	65	(64)	—	1,114

FINANCING ACTIVITIES:
Share capital issued	(881)	—	—	—	(881)
Deferred financing charges and costs	—	(474)	—	—	(474)
Dividends received / (paid)	—	1,500	(1,500)	—	—
Advances on Revolving Credit Facility	—	—	—	—	—
Repayments on revolving Credit Facility	—	—	—	—	—
Intercompany notes payable/receivable	325	(325)	—	—	—
Cash (used in) provided by financing activities	(556)	701	(1,500)	—	(1,355)

Effect of exchange rate changes on cash and cash equivalents	—	—	(202)	—	(202)
Net (decrease) increase in cash and cash equivalents	12,738	7,196	2,984	—	22,918
Cash and cash equivalents, beginning of period	8,059	20,452	6,562	—	35,073
Cash and cash equivalents, end of period	$20,797	$27,648	$9,546		$57,991

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

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$12,000	$16,568	$6,663	$—	$35,231

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	—	—	—	—	—
Key Employment Incentive Plan fee	—	—	—	—	—
Cash used in reorganization activities	—	—	—	—	—
Cash used in operating activites	12,000	16,568	6,663	—	35,231

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(56)	(669)	(124)	—	(849)
Proceeds from disposition of property, plant and equipment	576	400	—	—	976
Proceeds from disposition of short term investments	2,272	—	—	—	2,272
Cash used in investing activities	2,792	(269)	(124)	—	2,399

FINANCING ACTIVITIES:
Share capital issued	(881)	—	—	—	(881)
Deferred financing charges and costs	—	(824)	—	—	(824)
Dividends received / (paid)	—	3,000	(3,000)	—	—
Advances on Revolving Credit Facility	—	—	—	—	—
Repayments on revolving Credit Facility	—	(39)	—	—	(39)
Intercompany notes payable/receivable	(1,763)	1,763	—	—	—
Cash (used in) provided by financing activities	(2,644)	3,900	(3,000)	—	(1,744)

Effect of exchange rate changes on cash and cash equivalents	—	—	(68)	—	(68)
Net (decrease) increase in cash and cash equivalents	12,148	20,199	3,471	—	35,818
Cash and cash equivalents, beginning of period	8,649	7,449	6,075	—	22,173
Cash and cash equivalents, end of period	$20,797	$27,648	$9,546	$—	$57,991

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

21.                SUBSEQUENT EVENTS

Completion of the Exchange Offer and Issuance of New Notes

On July 3, 2012, Angiotech launched an offer to exchange up to a maximum of $200 million in aggregate principal amount of the outstanding Existing Notes for New Notes issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement. On July 27, 2012, as a result of significant demand for New Notes by holders of the Existing Notes, Angiotech elected to amend the Exchange Offer to increase the Maximum Principal Exchange Amount to $225 million.  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for approximately $230 million of New Notes.  All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, received the New Notes with a principal amount constituting a 2% premium to the principal amount of the Existing Notes so exchanged.  Management is currently assessing the accounting impact of the extinguishment, settlement and exchange of the Existing Notes.

Upon completion of the refinancing on August 13, 2012, certain transaction fees of $1.4 million were triggered and owing to certain of Angiotech’s financial advisors which participated in the completion of the Exchange Offer.

Revolving Credit Facility Amendment

On August 13, 2012, the Successor Company completed a third amendment to its Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

Item 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three and six months ended June 30, 2012

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three and six months ended June 30, 2012 should be read in conjunction with our unaudited consolidated financial statements as at and for the three and six months ended June 30, 2012 and our audited consolidated financial statements as at December 31, 2011 and for the eight months ended December 31, 2011 and four months ended April 30, 2011. The MD&A and unaudited financial statements for the three and six months ended June 30, 2012 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our company, including our 2011 Annual Report on Form 10-K, is available by accessing the EDGAR website at www.sec.gov/edgar.shtml.

Cautionary Statements Regarding Forward-Looking Statements That May Affect Future Results

Statements contained in this Quarterly Report on Form 10-Q that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for 2012 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations or new, product or business development initiatives. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

Many such known risks, uncertainties and other factors are taken into account as part of our assumptions underlying these forward-looking statements and include, among others, the following: general economic and business conditions in the U.S., E.U. and the other regions in which we operate; market demand; the initiatives of competitors or technological changes that could impact our existing products or our ability to develop and commercialize future products; competition; existing governmental legislation and regulations and changes in, or the failure to comply with, governmental legislation and regulations; availability of financial reimbursement coverage from governmental and third-party payers for products and related treatments; adverse results or unexpected delays in pre-clinical and clinical product development processes; adverse findings related to the safety and/or efficacy of our products or products sold by our partners; decisions, and the timing of decisions, made by health regulatory agencies regarding approval of our technology and products; general capital markets conditions and the requirement for funding to sustain or expand manufacturing, commercialization or our various product development activities; and any other factors that may affect our performance.

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

For a more thorough discussion of the risks associated with our business, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K.

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

This Quarterly Report on Form 10-Q contains forward-looking information that constitutes “financial outlooks” within the meaning of applicable securities laws. We have provided this information in order to provide general guidance on management’s current expectations of certain factors affecting our business, including our future financial results. Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.

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

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on May 12, 2011, we adopted fresh-start accounting as required by ASC No. 852. We applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, we refer to Angiotech as the “Predecessor Company” for all periods preceding the Convenience Date and “Successor Company” for all periods subsequent to the Convenience Date. Financial information presented in this MD&A therefore includes the results of the Successor Company for the three and six months ended June 30, 2012, the two months ended June 30, 2011 and the results of the Predecessor Company for the one and four months ended June 30, 2011.

Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of our assets and liabilities to their estimated fair values, (ii) the elimination of our pre-reorganization deficit, additional paid-in-capital and accumulated other comprehensive income balances and (iii) reclassification of certain balances.  Given these material changes to our consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company. However, given that these fresh start adjustments were non-cash in nature and did not change our business or operations, we believe that the comparison of the three and six months ended June 30, 2012 versus the three and six months ended June 30, 2011 provides the best basis for analyzing our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

Business Overview

Angiotech develops, manufactures and markets medical device products and technologies. Our products are designed to serve physicians and patients primarily in the areas of interventional oncology, wound closure and ophthalmology. We currently operate in two business segments: Medical Device Products and Licensed Technologies.

Medical Device Products

Our Medical Device Products segment, which generates the majority of our revenue, develops, manufactures and markets a wide range of single use medical device products, as well as precision manufactured medical device components. These products and components are sold directly to hospitals, clinics, physicians and other end users, as well as to medical products distributors or other third-party medical device manufacturers.

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

We currently receive royalty revenue derived from sales of TAXUS and Zilver PTX based upon our license agreements with BSC and Cook which relate to the use of several families of intellectual property underlying our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volumes achieved by BSC. The royalty rate applied to Cook’s sales of Zilver PTX are flat rates, with a lower royalty rate applied to sales of Zilver PTX outside of the U.S. as compared to the U.S. regardless of the unit sales volumes achieved. On February 3, 2012, we received a $4.0 million sales milestone fee from Cook that was triggered by Cook achieving a certain targeted level of sales of Zilver PTX under the terms of our existing license agreement with them. Upon receipt, we recognized the entire $4.0 million sales milestone fee as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment and will be drawn down by 50% of future Zilver PTX royalties received from Cook. During the three and six months ended June 30, 2012, $0.1 million of the deferred revenue balance was recognized as revenue based on the draw down formula described above. As at June 30, 2012, the remaining deferred revenue balance was $3.8 million. Approximately $0.8 million of this balance was classified as current and $3.0 million was classified as non-current.

There is minimal expense associated with our receipt of royalty revenue derived from TAXUS. We expect to incur royalty expense associated with Cook’s sales of Zilver PTX based on the terms of our license agreement with the National Institutes of Health (“NIH”). We may continue to receive royalty revenue from BSC and Cook throughout the remainder of the lives of the relevant licensed patent families in each respective geography, depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

Strategy

Our strategy is to target selected market segments where we can establish or maintain a leadership position in medical device products or components, and thereby achieve profitable revenue growth and improved cash flows. Key elements of this strategy include:

•                          Maintaining and Investing in Our Precision Manufacturing Capabilities and Technology. We maintain multiple facilities with precision manufacturing capabilities specifically tailored to medical products. These operations enable us to control the most critical aspects of manufacturing of our products or product components, and thereby assure we are able to readily and flexibly provide products and serve our customers in a safe, consistent and high quality manner that complies with all regulations. We believe maintaining and investing in these capabilities and ensuring the on-time delivery of quality products provides a key barrier to entry in our current markets, and may facilitate more rapid capture of new market or product opportunities as compared to competitors that manufacture using mainly outside vendors or third party manufacturers.

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

•                          Selectively Investing in New Product Development, Intellectual Property and Proprietary Know-How. We maintain dedicated medical device product engineering, regulatory and quality affairs personnel centered primarily in two of our facility locations. We believe maintaining dedicated product development resources in-house, in combination with our in-house manufacturing capabilities, may facilitate a more rapid and disciplined response to new market opportunities and customer needs, and may provide opportunities to improve our gross profit margins or our competitive position through the development of new, proprietary manufacturing technology or know-how.

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

Significant Recent Developments

Refinancing of $225 million of Senior Floating Rate Notes

On July 3, 2012, we launched an offer to exchange up to a maximum of $200 million in aggregate principal amount of the outstanding Existing Notes (“Maximum Principal Exchange Amount”) for new 9% Senior Notes due December 1, 2016 issued by Angiotech Pharmaceuticals (US), Inc. (the “New Notes”) pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”) . On July 27, 2012, as a result of significant demand for New Notes by holders of our Existing Notes, we elected to amend the Exchange Offer to increase the Maximum Principal Exchange Amount to $225 million.  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for approximately $230 million of New Notes. All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, the holders of such Existing Notes received the New Notes with a principal amount constituting a 2% premium (the “Early Tender

Premium”) to the principal amount of the Existing Notes so exchanged. We are currently assessing the accounting impact of the extinguishment, settlement and exchange of the $225 million of the Existing Notes referred to above.

Quill Transaction

On April 4, 2012, we concurrently entered into a series of agreements with Ethicon, LLC and Ethicon, Inc. (collectively “Ethicon”) in connection with our proprietary Quill technology and certain related manufacturing equipment and services. Significant terms of the respective agreements are described as follows:

i.                   Asset Sale and Purchase Agreement

Angiotech entered into an Asset Sale and Purchase Agreement dated April 4, 2012 (the “APA”) with Ethicon. Pursuant to the terms of the APA, Angiotech sold certain intellectual property related to its Quill technology, as well as certain related manufacturing equipment, to Ethicon.  Under the terms of the APA, on April 4, 2012 Ethicon made an initial cash payment of $20.4 million to us, and agreed to pay up to an additional $30.0 million in additional cash consideration, with any additional amounts that may be paid contingent upon the completion of certain activities, including the transfer of certain Quill-related know-how to Ethicon and the achievement of certain product development milestones.

ii.                Co-Exclusive Patent and Know-How License Agreement

Concurrent with the APA, Angiotech also entered into a Co-Exclusive Patent and Know-How License Agreement dated April 4, 2012 (the “License Agreement”) with Ethicon. Under the License Agreement, Ethicon has granted us a worldwide, royalty free license to the intellectual property sold to Ethicon under the APA, which effectively grants the us an unrestricted right to manufacture and distribute Quill wound closure products (without the Ethicon label) in any market and at our discretion.

iii.             Manufacturing and Supply Agreement

Angiotech also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which the Company will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Under the terms of the MSA, Ethicon agreed to pay up to $12.0 million in cash consideration to us, with any amounts that may be paid contingent upon the completion of certain activities, specifically the achievement of certain product development milestones. The MSA requires us to fulfill periodic orders placed by Ethicon subject to certain terms and conditions.  In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products, as defined, in the field of knotless wound closure, which may be developed by us and are not otherwise covered by the MSA.

As many of the contingent payments embedded in the respective agreements are subject to the same or interrelated performance conditions; the APA, License Agreement and MSA were determined to be closely related for accounting purposes. As such, these agreements were collectively determined, for accounting purposes, to represent a multiple-element arrangement. This conclusion was based on the following factors: (a) the degree of continuing involvement required from us to complete the transfer of certain Quill know-how to Ethicon, and to achieve the product development milestones, and (b) the fact that we have retained the same unrestricted rights that we had on a pre-transaction basis to continue manufacturing and distributing the Quill wound closure products for our own purposes, in any market at our discretion.

In accordance with ASC No. 605, we evaluated this multiple-element arrangement to identify all key deliverables listed below:

•                  $0.4 million of cash received during the three months ended June 30, 2012, related to the sale of certain manufacturing equipment;

•                  $20.0 million of cash received up-front during the three months ended June 30, 2012 for the transfer of title of certain Quill related intellectual property to Ethicon;

•                  $27.0 million of future contingent consideration, comprised as follows: (i)  $5.0 million to be received upon completion of transfer to Ethicon of certain know-how; and (ii) $22.0 million due upon the achievement of certain product development milestones, primarily relating to the development of an initial set of product codes;

•                  $15.0 million of future contingent consideration due upon the achievement of certain product development milestones primarily relating to the development of an additional set of product codes.

The $0.4 million of cash received was recognized as revenue during the three months ended June 30, 2012 upon delivery of the manufacturing equipment to Ethicon in April 2012.

We have determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without our continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of accounting and the consideration is expected to be recognized as follows:

•                  As the earnings process associated with the $20.0 million of up-front consideration was deemed to be incomplete as at June 30, 2012, the $20.0 million up-front payment was recorded as deferred revenue. A portion or all of the $20.0 million of up-front consideration and $27.0million of future contingent consideration is expected to be ratably recognized into revenue upon completion of the activities associated with the various milestones over period of approximately three years.

•                  In accordance with ASC No. 605, we are evaluating whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the $20.0 million of up-front consideration and/or future contingent consideration may need to be reallocated to the manufacturing and supply based on management’s best estimate of selling price.  This will ensure that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at their estimated fair values, which are commensurate with gross margins earned from similar third party sales.

•                  Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at June 30, 2012, no amounts have been recorded in the financial statements as at June 30, 2012 in connection with the contingent consideration described above. The Company will only begin to recognize the future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

•                  As at June 30, 2012, approximately $5.4 million of the $20.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

Under the terms of the Existing Notes Indenture (described under the Liquidity and Capital Resources section below), should we not find a qualified alternative use for the $20 million of proceeds from the transaction with Ethicon, we may be required to make a bona fide offer to holders of the Existing Notes to repurchase up to an equivalent amount of Existing Notes by October 4, 2012.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. During the three and six months ended June 30, 2012 we did not complete any acquisitions.

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

Other than the Quill Transaction with Ethicon, during the three and six months ended June 30, 2012, we did not enter into any new collaboration, license, sales or distribution agreements. In May 2012, we entered into an amendment agreement with Biopsy Sciences, LLC that eliminates all future financial obligations owing under the original January 2007 Asset Purchase and Assignment Agreement and Amended and Restated License Agreement related to the BioSeal Product in exchange for our payment of an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as a research and development expense in the consolidated statement of operations for the three and six months ended June 30, 2012.

Material agreements that we have relating to collaboration, licensing, or sale and distribution arrangements are listed in the exhibits index to our 2011 Annual Report filed with the SEC on Form 10-K on March 29, 2012 and in this quarterly report on Form 10-Q and may be found at the locations specified therein.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time of estimation, different estimates could have been reasonably used, or the estimate is highly subject to variability from period to period that could materially impact our consolidated financial statements. Our critical accounting policies remain unchanged from those discussed in our 2011 Annual Report.

Results of Operations

Overview

	Successor Company		Predecessor	Combined
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,	Three months ended June 30,
(in thousands of U.S.$, except per share data)	2012	2011	2011	2011
Revenues
Medical Products	$56,523	$35,902	$16,365	$52,267
Pharmaceutical Technologies	4,815	1,068	5,309	6,377

Total revenues	61,338	36,970	21,674	58,644

Operating (loss) income	4,626	(11,314)	2,378	(8,936)
Other expense	(3,920)	(2,428)	(2,573)	(5,001)

Loss before reorganization items and income tax expense	706	(13,742)	(195)	(13,937)
Reorganization items	—	—	329,826	329,826
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	67,307
Loss before income taxes	706	(13,742)	396,938	383,196
Income tax expense	3,654	506	(581)	(75)
Net (loss) income	(2,948)	(14,248)	397,519	383,271

Basic and diluted net (loss) income per common share	$(0.23)	$(1.12)	$4.67

For the three months ended June 30, 2012, we incurred net losses of $2.9 million compared to the $383.3 million of net income recorded during the same period in 2011. The $386.2 million decline in net income is due to the following factors: (i) $329.8 million of non-recurring reorganization items recorded during 2011 (see Reorganization Items section below for more detailed information); (ii) a $67.3 million non-recurring settlement gain recognized in 2011 upon extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities; (iii) a $1.3 million decline in TAXUS royalty revenue primarily due to a non-recurring revenue adjustment that was recorded during the three months ended June 30, 2011 in connection with fresh start accounting (see the Licensed Technologies section below for more information); and (iv) a $3.7 million increase in income tax expense relative to the prior year. These unfavorable factors were partially offset by: (i) a decrease to cost of products sold primarily due to a $9.8 million non-cash charge to the cost of products sold during the three months ended June 30, 2011 related to our revaluation of inventory in connection with the implementation of fresh start accounting (see Cost of Products Sold section below for more information); (ii) growth in our medical products sales, and a $2.4 million improvement in gross margin on such increased sales (excluding the impact of the $9.8 million cost of products sold fresh start accounting adjustment noted above); (iii) a net $1.6 million decrease in research and development expenses primarily due to headcount reductions and cutbacks on discretionary spending related to our termination of certain research and development programs; (iv) a net $1.2 million decrease in selling, general and administrative spending primarily related to headcount reductions in our sales force and administrative staff during 2011; and (v) a $1.0 million decrease in interest expense related to the acceleration of amortization of certain deferred financing costs during the three months ended June 30, 2011 in connection with our termination of certain credit facilities.

	Successor Company		Predecessor	Combined
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,	Six months ended June 30,
(in thousands of U.S.$, except per share data)	2012	2011	2011	2011
Revenues
Medical Products	111,147	$35,902	$69,198	$105,100
Pharmaceutical Technologies	10,742	1,068	11,068	12,136

Total revenues	121,889	36,970	80,266	117,236

Operating (loss) income	11,554	(11,314)	2,333	(8,981)
Other expense	(8,061)	(2,428)	(10,939)	(13,367)

Loss before reorganization items and income tax expense	3,493	(13,742)	(8,606)	(22,348)
Reorganization items	—	—	321,084	321,084
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	67,307
Loss before income taxes	3,493	(13,742)	379,785	366,043
Income tax expense	6,440	506	267	773
Net (loss) income	(2,947)	(14,248)	379,518	365,270

Basic and diluted net (loss) income per common share	$(0.23)	$(1.12)	$4.46

For the six months ended June 30, 2012, we incurred net losses of $2.9 million compared to the $365.3 million of net income recorded during the same period in 2011. The $368.2 million decline in net income is due to the following factors: (i) $321.1 million of non-recurring reorganization items recorded during 2011 (see Reorganization Items section below for more detailed information); (ii) a $67.3 million non-recurring settlement gain recognized in 2011 upon extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities; (iii) a $1.3 million decline in TAXUS royalty revenue primarily due to a non-recurring revenue adjustment that was recorded during the three months ended June 30, 2011 in connection with fresh start accounting (see the Licensed Technologies section below for more information); and (iv) a $5.7 million increase in income tax expense relative to the prior year. These unfavorable factors were partially offset by: (i) a decrease to cost of products sold primarily due to a $9.8 million non-cash charge to the cost of products sold during the three months ended June 30, 2011 related to our revaluation of inventory in connection with the implementation of fresh start accounting (see Cost of Products Sold section below for more information); (ii) growth in our medical products sales, and a $3.4 million improvement in gross margin on such increased sales (excluding the impact of the $9.8 million cost of products sold fresh start accounting adjustment noted above); (iii) a net $4.1 million decrease in research and development expenses primarily due to headcount reductions and cutbacks on discretionary spending related to our termination of certain research and development programs; (iv) a net $2.2 million decrease in selling, general and administrative spending primarily related to headcount reductions in our sales force and administrative staff during 2011; (v) a $4.8 million decrease in interest expense related to savings from the elimination of our Subordinated Notes through the Recapitalization Transaction and the elimination of certain deferred financing costs, which were fair value to nil in connection with fresh start accounting; and (vi) a net $2.6 million decrease in amortization and depreciation primarily related to certain of our 2011 restructuring initiatives, which changed in the estimated useful lives of certain of our assets, and the impact of fresh start accounting.

Revenues

	Successor Company		Predecessor Company	Combined
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,	Three months ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011
Medical Products:
Product sales	$56,523	$35,902	$16,365	$52,267

Pharmaceutical Technologies:
Royalty revenue — paclitaxel-eluting stents	4,051	94	5,238	5,332
Royalty revenue — other	753	974	47	1,021
License fees	11	—	24	24
	4,815	1,068	5,309	6,377

Total revenues	$61,338	$36,970	$21,674	$58,644

	Successor Company		Predecessor Company	Combined
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,	Six months ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011
Medical Products:
Product sales	$111,147	$35,902	$69,198	$105,100

Pharmaceutical Technologies:
Royalty revenue — paclitaxel-eluting stents	9,188	94	9,929	10,023
Royalty revenue — other	1,534	974	1,062	2,036
License fees	20	—	77	77
	10,742	1,068	11,068	12,136

Total revenues	$121,889	$36,970	$80,266	$117,236

As described above, we operate in two reportable segments:

Medical Device Technologies

Revenue from our Medical Device Technologies segment for the three months ended June 30, 2012 was $56.5 million, compared to $52.3 million for the same period in 2011. The net $4.2 million increase is primarily due to sales growth of our various medical device and medical device component product lines, the majority of which have experienced improved growth as compared to the same period in 2011 subsequent to our conclusion of our Recapitalization Transaction in May 2011.

Revenue from our Medical Device Technologies segment for the six months ended June 30, 2012 was $111.1 million, compared to $105.1 million for the same period in 2011. The net $6.0 million improvement is primarily due to a $9.6 million sales growth of our various medical device and medical device component product lines. This increase was partially offset by our discontinuation of the sale of Option IVC Filters in March 2011 in connection with the termination of our license and distribution agreements with Rex Medical, L.P. Revenues from the sale of Option IVC Filters were nil during the six months ended June 30, 2012, as compared to $3.8 million during the same period in 2011. Despite the loss in Option IVC Filter revenues, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses has positively impacted our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below).

Licensed Technologies

Royalty revenue derived from sales of TAXUS by BSC for the three months ended June 30, 2012 decreased by 24% as compared to the same period in 2011. The decrease in royalty revenue is primarily due to the $1.3 million fresh start accounting accrual that was recorded in Q2 2011 to account for royalties that were received during Q3 2011 but earned on BSC’s April 2011 sales.  Excluding this non-recurring adjustment, royalty revenue for the three months ended June 30, 2011 decreased by 3% as compared to the same period in 2011.  In addition, royalty revenue for the three months ended June 30, 2012 was based on BSC’s net sales for the period January 1, 2012 to March 31, 2012 of $68 million, of which $45 million was in the U.S., compared to net sales for the same period in the prior year of $74 million, of which $40 million was in the U.S. The average gross royalty rate earned in the three months ended June 30, 2012 on BSC’s net sales was 6% for sales in the U.S. and 4.6% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 4.4% for sales in other countries for the same period in the prior year. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., certain countries in the E.U. and Japan.

Royalty revenue derived from sales of TAXUS by BSC for the six months ended June 30, 2012 decreased by 8.0% as compared to the same period in 2011. The decrease in royalty revenue is primarily due to the same fresh start accounting accrual discussed above. Excluding the impact of this non-recurring adjustment, royalty revenue for the six months ended June 30, 2012 increased by 2% as compared to the same period in 2011.  Royalty revenue for the six months ended June 30, 2012 was based on BSC’s net sales for the period from October 1, 2011 to March 31, 2012 of $156 million, of which $106 million was in the U.S., compared to net sales for the same period in the prior year of $159 million, of which $90 million was in the U.S. The average gross royalty rate earned in the first six months of 2012 on BSC’s net sales was 6.0% for sales in the U.S. and 4.6% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 4.4% for sales in other countries for the same period in 2011.

Although royalty revenues from sales of TAXUS by BSC have been relatively stable during recent quarters, future royalty revenues and the related product revenue may decrease due to competitive, pricing and other pressures in the market for drug-eluting coronary stent systems. However, such potential declines in our TAXUS-derived royalty revenue may be offset by future royalty revenue we may receive from our partner Cook, should Cook receive approval from the FDA to market and sell its Zilver PTX stent in the U.S.

Expenditures

	Successor Company		Predecessor Company	Combined
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,	Three months Ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011

Cost of products sold	$27,322	$26,934	$8,291	$35,225
License and royalty fees	63	50	—	50
Research and development	2,423	2,829	1,156	3,985
Selling, general and administrative	17,784	12,781	6,191	18,972
Depreciation and amortization	8,428	5,690	3,088	8,778
Write-down of assets held for sale	—	—	570	570
Write-down of property, plant and equipment	692	—	—	—
	$56,712	$48,284	$19,296	$67,580

	Successor Company		Predecessor Company	Combined
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,	Six months Ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011

Cost of products sold	$52,006	$26,934	$32,219	$59,153
License and royalty fees	174	50	68	118
Research and development	4,408	2,829	5,686	8,515
Selling, general and administrative	35,431	12,781	24,846	37,627
Depreciation and amortization	17,451	5,690	14,329	20,019
Write-down of property, plant and equipment	—	—	215	215
Write-down of assets held for sale	865	—	570	570
	$110,335	$48,284	$77,933	$126,217

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device and device component technologies, and include direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $7.9 million to $27.3 million during the three months ended June 30, 2012 compared to $35.2 million for the same period in 2011. The net 22% decrease is primarily due to the following two factors: (i) a $9.8 million non-cash charge to the cost of products during the two months ended June 30, 2011 resulting from the revaluation of inventory from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting on April 30, 2011, partially offset by (ii) a $2.0 million increase in cost of products sold related to sales growth from our various medical device and medical device component product lines. The fresh start accounting adjustment described above is also the primary reason for the low consolidated gross margin of 26% during the three months ended June 30, 2011. Excluding the impact of the fresh start accounting adjustment, cost of products sold for the three months ended June 30, 2011 would have been $25.4 million and our consolidated gross margin would have been 52%.

Cost of products sold decreased by $7.1 million to $52.0 million during the six months ended June 30, 2012 compared to $59.2 million for the same period in 2011. The net 12% decrease is primarily due to (i) the $9.8 million non-cash charge to the cost of products sold during the two months ended June 30, 2011 related to the fresh start accounting adjustment described above and (ii) a $2.3 million decrease in cost of products sold related to the discontinuation of the sale of Option IVC Filters as described above. These decreases in cost of products sold were offset by a $4.1 million increase in cost of products sold related to sales growth from our various medical device and medical device component product lines.  The fresh start accounting adjustment described above is also the primary reason for the low consolidated gross margin of 43.8% during the six months ended June 30, 2011. Excluding the impact of the fresh start accounting adjustment, cost of products sold for the six months ended June 30, 2011 would have been $49.3 million and our consolidated gross margin would have been 53%.

We expect that cost of products sold will continue to be significant and that our reported cost of products sold and gross profit margins will be impacted by several factors throughout the remainder of 2012. These factors may include: changes in product sales mix, changes in total sales volumes, restructuring activities, and other cost improvement initiatives undertaken at certain of our manufacturing facilities. In April 2012 we announced the closure of our Denmark manufacturing plant, primarily due to the high cost of manufacturing in that territory. The closure of this plant is expected to result in cost savings, starting in 2013, related to the manufacture of certain of our interventional radiology product lines.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses generally include license and royalty payments due to certain of our licensors for the use of their technologies in paclitaxel-eluting coronary stent systems which are sold by certain of our partners. These fees currently consist of license and royalty fees paid, or that may be paid, primarily to the NIH for the use of certain of their technologies related to the use of paclitaxel in TAXUS and Zilver PTX, respectively.

License and royalty fees for the three and six months ended June 30, 2012 were comparable to license and royalty fees recorded during the same periods in 2011.

While these royalty and license fees are currently minimal, they may increase should Cook receive approval to market and sell Zilver PTX in the U.S. and record significant sales thereof. However, we cannot assure that Cook will receive approval to market or sell Zilver PTX in the U.S. or sell significant volumes of Zilver PTX should they receive such approval.

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

Research and development costs were $2.4 million during the three months ended June 30, 2012, compared to $4.0 million for the same period in 2011. The net $1.6 million or 39% decrease is primarily due to the following factors: (i) a $1.6 million decrease in salaries and benefit costs related to certain headcount reductions that were completed in 2011; and (ii) a $1.0 million decrease in discretionary spending related to the conclusion, postponement or cancellation of certain early stage research and product development programs at our Vancouver, Canada facility. These decreases in research and development costs were offset by the $1.0 million non-recurring Amendment Fee, discussed under the Collaboration, License and Sales and Distribution Agreements section above, that was paid to Biopsy Sciences, LLC on May 31, 2012.

Research and development costs were $4.4 million during the six months ended June 30, 2012, compared to $8.5 million for the same period in 2011. The net $4.1 million or 48% decrease is primarily due to the following factors: (i) a $3.2 million decrease in salaries and benefit costs related to certain headcount reductions that were completed in 2011; and (ii)  a $2.9 million general decrease in discretionary spending primarily related to the wind down of early stage research and product development programs at our Vancouver, Canada head office offset by (i) the $1.0 million Amendment Fee described above; and (ii) a $1.0 million non-cash recovery on our rent expense that was recorded in 2011 related to our accelerated amortization of certain leasehold inducements associated with the downsizing of our Vancouver, Canada facility.

Currently, our research and development efforts are primarily focused on supporting or improving existing product lines. Based on this realignment of our product development efforts, we expect that our research and development expenditures throughout the remainder of 2012 will be significantly lower as compared to the same period in 2011.

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

Selling, general and administrative expenses were $17.7 million during the three months ended June 30, 2012 compared to $19.0 million for the same period in 2011. The net $1.3 million or 7% decrease is primarily due to the following factors: (i) a $2.6 million decrease in salaries and benefit costs related to sales, marketing and administrative headcount reductions completed in 2011 and (ii) a $0.7 million general decrease in discretionary administrative spending. These decreases in selling, general and administrative expenses were offset by the following factors: (i) $0.7 million of transaction fees and expenses incurred during the three months ended June 30, 2012 related to the completion of the Quill Transaction described above; (ii) a $0.7 million increase in stock based compensation expense associated with restricted stock, restricted stock units and options granted to certain executives, directors and employees; and (iii) termination fees of $0.4 million paid in connection with our May 2012 downsizing of our rentable space at our Vancouver, Canada facility.

Selling, general and administrative expenses were $35.4 million during the six months ended June 30, 2012 compared to $37.6 million for the same period in 2011. The net $2.2 million or 6% decrease is primarily due to the following factors: (i) a $3.7 million decrease in salaries and benefit costs related to sales, marketing and administrative headcount reductions that were completed in 2011; and (ii) a $2.0 million decrease in discretionary administrative spending. These decreases in selling, general and administrative expenses were offset by the following factors: (i) $1.4 million of transaction fees and expenses incurred during the six months ended June 30, 2012 related to the completion of the Quill Transaction described above; (ii) a $1.0 million increase in stock based compensation expense associated with restricted stock, restricted stock units and options granted to certain executives, directors and employees termination fees and other expenses of $0.4 million paid in connection with our May 2012 downsizing of our rentable space at our Vancouver, Canada facility ; and (iii) a $0.6 million non-recurring recovery recorded during the first quarter of 2011 related to a previous obligation on a property that was abandoned.

We expect selling, general and administrative expenses throughout the remainder of 2012 to be lower than the level of such expenses in 2011, primarily due to certain executive terminations and other cost and headcount reductions that were completed in 2011. In addition, selling, general and administrative expenses may fluctuate from period to period depending on product sales levels, the timing of the launch of certain new products, sales growth of new products, unforeseen litigation and other professional fees that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed and internally developed technologies, and identifiable assets purchased through business combinations.

Depreciation expense, excluding the portion allocated to cost of products sold, was $0.5 million during the three months ended June 30, 2012 compared to $0.9 million during the same period in 2011. The net $0.4 million decrease is due to the acceleration of depreciation of certain leasehold improvements associated with rentable space that was vacated in May 2011.

Depreciation expense, excluding the portion allocated to cost of products sold, was $1.5 million during the six months ended June 30, 2012 compared to $2.7 million during the same period in 2011.  The net $1.2 million decrease is due to the acceleration of depreciation of certain leasehold improvements associated with rentable space that was vacated in May 2011.  The fresh start accounting fair value adjustments applied to property, plant and equipment as at April 30, 2011 did not have a material impact on depreciation expense for the two months ended June 30, 2011.

Amortization expense for the three months ended June 30, 2012 was comparable to amortization expense incurred during the same period in 2011.

Amortization expense was $16.9 million during the six months ended June 30, 2012 compared to $17.3 million during the same period in 2011. The net $0.4 million decrease is primarily due to a $2.2 million increase to the amortization expense in 2011 related to the termination of our Option IVC Filter license agreement with Rex Medical, which was offset by a $1.6 million increase to amortization in 2012 related to the revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011.

Due primarily to the comprehensive revaluation as part of the fresh start accounting exercise on April 30, 2011, depreciation and amortization expense for 2012 is expected to be slightly higher than the comparable periods in 2011 and 2010. The respective fresh start accounting adjustments are a requirement resulting from our emergence from the CCAA and Chapter 15 proceedings, and did not reflect material changes in our business or operations.

Write-down of Property, Plant and Equipment

During the three months ended June 30, 2012, we recorded a $0.7 million write-down of certain leasehold improvements associated with our downsizing of our Vancouver, Canada facility. In addition to this write-down, during the six months ended June 30, 2012 we also recorded a $0.2 million write-down of certain manufacturing equipment related to the termination of one of our product development projects.

During the three months ended June 30, 2011, we recorded a $0.6 million impairment charge on a Vancouver, Canada based property that was classified as held for sale and subsequently sold. In addition to this impairment charge, during the six months ended June 30, 2011 we also recorded a $0.2 million write-down of certain leasehold improvements related to rentable space at one of our manufacturing facilities that was vacated.

Other Income (Expense)

	Successor Company		Predecessor Company	Combined
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,	Three Months Ended June 30,
	2012	2011	2011	2011

Other income (expenses)
Foreign exchange gain (loss)	214	492	(366)	126
Other income (expense)	240	112	10	122
Interest expense on long-term debt	(4,306)	(3,032)	(2,217)	(5,249)
Impairments and realized losses on investements	(68)	—	—	—
Total other expenses	$(3,920)	$(2,428)	$(2,573)	$(5,001)

	Successor Company		Predecessor Company	Combined
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,	Six Months Ended June 30,
	2012	2011	2011	2011

Other income (expenses)
Foreign exchange gain (loss)	(56)	492	(646)	(154)
Other income (expense)	902	112	34	146
Interest expense on long-term debt	(8,558)	(3,032)	(10,327)	(13,359)
Impairments and realized losses on investements	(349)	—	—	—
Total other expenses	$(8,061)	$(2,428)	$(10,939)	$(13,367)

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

Other income (expense) for the three and six month periods ended June 30, 2012, primarily consists of gains from the sale of certain manufacturing and lab equipment most of which was in connection with the conclusion of research and development activities at our Vancouver, BC headquarters.

Interest expense was $4.3 million during the three months ended June 30, 2012 compared to $5.3 million during the same period in 2011. The net $1.0 million decline is primarily due to the acceleration of amortization of certain deferred financing costs in 2011 related to the termination of all preexisting credit facilities in conjunction with the implementation of the Recapitalization Transaction.

Interest expense was $8.6 million during the six months ended June 30, 2012 compared to $13.4 million during the same period in 2011. The net $4.8 million decline is due to the following factors: (i) a $1.6 million decline in interest expense relative to 2011 due to the cancellation of the Subordinated Notes pursuant to our Recapitalization Transaction; (ii) $4.4 million of non-cash interest expense related to the amortization of certain deferred financing costs associated with our preexisting credit facilities and previous Subordinated Notes; and (iii) $0.3 million of additional interest expense incurred on advances under the credit facility in 2011. These decreases in interest expense were offset by a $1.1 million increase in interest expense due to our Existing Notes being subject to a LIBOR floor of 1.25%, which raised the effective interest rate from 4.3% during the six months ended June 30, 2011 to 5% during the six months ended June 30, 2012.

Impairments and realized losses on investments during the three and six month periods ended June 30, 2012 are related to (i) realized losses on sales of portions of our holdings in a publicly traded biotechnology company, and (ii) unrealized losses recorded on the remaining shares held which were trading below their carrying values and which management may potentially sell in the near future.

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

	Predecessor Company
	One month ended April 30, 2011	Four months ended April 30, 2011
Professional fees (1)	(9,008)	(17,868)
Director’s and officer’s insurance (2)	(219)	(1,601)
KEIP payment, net of tax (3)	(793)	(793)
Gain on settlement of financial liability approved by the Canadian Court (4)	—	1,500
Cancellation of options and awards (5)	(1,371)	(1,371)
Net gains due to fresh start accounting adjustments (6),(7)	341,217	341,217
	$329,826	$321,084

(1)                   Professional fees represent legal, accounting and other financial consulting fees paid to advisors, which represented us and the Subordinated Noteholders during the Recapitalization Transaction. These advisors assisted in the analysis of financial and strategic alternatives as well as the execution and completion of the Recapitalization Transaction throughout our Creditor Protection Proceedings.

(2)                   Directors’ and officers’ insurance represents the purchase of additional insurance coverage to indemnify the directors and officers, that were in place prior to the Recapitalization Transaction, for a period of six years after the Plan Implementation Date. Given that a new board of directors was appointed upon implementation of the CCAA Plan, the fee of $1.6 million was expensed to reorganization items during the four months ended April 30, 2011.

(3)                  Upon completion of the Recapitalization Transaction, a $0.8 million (net of $0.2 million tax recovery) incentive payment was triggered under the terms of the Key Employment Incentive Plan (“KEIP”). The KEIP was fully paid out by August 10, 2011.

(4)                   In connection with the termination and settlement of a previous distributor agreement, we recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing and accrued as at December 31, 2010 under the terms of the original agreement.

(5)                   Upon implementation of the of the Recapitalization Transaction, we cancelled all existing stock options and charged the total unrecognized stock based compensation expense of $1.4 million to earnings on April 30, 2011.

(6)                   Upon reorganization and implementation of fresh start accounting, our reorganization value of $692.8 million was allocated to all tangible and identifiable intangible assets based on their fair values, which totaled $567.6 million. The fresh start revaluation resulted in goodwill of $125.2 million and net revaluation gains of $341.1 million.

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

Income Tax

Income tax expense for the three months ended June 30, 2012 is $3.7 million compared to an income tax recovery of $0.1 million recorded for the same period in 2011.  Income tax expense for the six months ended June 30, 2012 was $6.4 million compared to income tax expense of $0.8 million for the same period in 2011. The increase in income tax expense for the three months and six months ended June 30, 2012 is primarily due to higher income from operations in the U.S and other foreign jurisdictions.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25%.  The difference is primarily due to valuation allowances on net operating losses in certain jurisdictions, tax rate differences in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

As at June 30, 2012, we had working capital of $92.5 million, including cash and cash equivalents of $58.0 million, compared to working capital of $62.1 million, which included cash and cash equivalents of $22.2 million as at December 31, 2011. The net $30.4 million increase in working capital is primarily due to the following factors: (i) an overall $35.8 million increase in cash and cash equivalents (see Cash Flow Highlights section below for further discussion), (ii) a $2.2 million increase in accounts receivable related to higher sales; (iii) a $3.9 million increase in inventory levels, in part due to increases in inventory required to facilitate the closure and transfer of production activities related to our Denmark facility, coordinate production requirements to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA and improve customer lead times; (iv) a $4.9 million decline in payables primarily associated with our payment of bonuses and severance packages and (v) a $2.0 million increase in the current portion of our deferred income tax assets primarily due to the receipt of the $20.0 million of consideration received in connection with the Quill Transaction. These increases in working capital were partially offset by the following factors: (i) a $2.6 million decline in our short term investment due to our recent liquidation of a portion of our securities held; (ii) a $5.7 million increase in deferred revenue related to the $0.7 million current portion of the Cook sales milestone fee and the $5.4 million current portion of the $20.0 million of consideration received related to the Quill Transaction; and (iii) a $4.5 million increase in net taxes payable associated with higher U.S. operating income during the quarter and the tax impact on the $20 million of consideration received in connection with the Quill Transaction.

Existing Floating Rate Notes and New Senior Notes

Following the implementation of the Recapitalization Transaction on May 12, 2011, our most significant financial liabilities were our $325 million of floating rate notes due on December 31, 2013 (“Existing Notes”). The Existing Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%. The interest rate resets quarterly and is payable in arrears on March 1, June 1, September 1, and December 1 of each year. The Existing Notes are unsecured senior obligations, which are guaranteed by certain of our subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility. The guarantees of our guarantor subsidiaries are unconditional, joint and several. Under the terms of the indenture governing our Existing Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutshe Bank National Trust Company as trustee (the “Existing Notes Indenture”) and subject to certain conditions, the holders of our Existing Notes were granted a security interest in the form of a second lien over our and certain of our subsidiaries’ property, assets and undertakings which secure our revolving credit facility (as amended, the “Revolving Credit Facility”).

On July 3, 2012, we launched an offer to exchange up to a maximum of $200 million in aggregate principal amount of the outstanding Existing Notes for New Notes issued by Angiotech Pharmaceuticals (US), Inc. pursuant to the Exchange Offer . On July 27, 2012, as a result of significant demand for New Notes by holders of our Existing Notes, we elected to amend the Exchange Offer to increase the Maximum Principal Exchange Amount to $225 million.  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for approximately $230 million of New Notes. All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, the holders of such Existing Notes received the New Notes with a principal amount constituting the 2% Early Tender Premium to the principal amount of the Existing Notes so exchanged. We are currently assessing the accounting impact of the extinguishment, settlement and exchange of the Existing Notes referred to above.

Aside from the higher rate of interest and extended maturity date, the New Notes were issued pursuant to an indenture (the “New Notes Indenture”) on substantially the same terms and conditions as the Existing Notes Indenture, except for the following:

•                  The Existing Notes were issued by Angiotech and guaranteed by Angiotech U.S. and certain other subsidiaries.  The New Notes were issued by Angiotech U.S., and are guaranteed by Angiotech and certain of its subsidiaries.

•                  The New Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all Existing Notes then outstanding, if any, must be concurrently redeemed under the Existing Notes Indenture.

•                  The covenant restricting incurrence of Indebtedness were modified to prohibit the incurrence of Indebtedness based on the Fixed Charge Coverage Ratio and limit the amount of Permitted Refinancing Indebtedness that can be secured with Permitted Liens.

•                  Provided that no Default or Event of Default has occurred under the New Notes Indenture, we have the option to prepay the outstanding Existing Notes in whole or in part prior to making any principal payments on the New Notes.

If a change in control occurs in the future, we will be required to offer to repurchase the New Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, if any, to the date of repurchase.

Subject to certain exceptions, the New Notes and the Guarantors’ guarantees of the New Notes are secured, ratably with the Existing Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under our Revolving Credit Facility, Hedging Obligations and cash management obligations. The New Notes are senior secured obligations; which are fully, unconditionally and joint and severally guaranteed by us and our existing and future subsidiaries which may guarantee any of our other indebtedness.

In connection with the Exchange Offer, we also received consents from the holders of our Existing Notes to amend the Existing Notes Indenture dated May 12, 2011 to provide for, among other things, the New Notes and Existing Notes to vote together as a single class on certain matters.

Long term debt interest payments on the $229.5 million of New Notes and $100.0 million of Existing Notes are still expected to be significant. As LIBOR on the Existing Notes may fluctuate from period to period, such volatility may affect quarterly interest rates, thereby affecting the magnitude of such interest costs within a given period. In addition, future declines in royalty revenues derived from sales of TAXUS may further strain our liquidity, thus negatively impacting our ability to service our principal and future interest obligations owing under the New Notes and Existing Notes.

The New Notes Indenture still contains various covenants which impose restrictions on the operation of our business including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by us; and require that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default. An event of default under the New Notes Indenture and Existing Notes Indenture would permit these note holders to demand immediate repayment of our debt obligations owing thereunder. In such a case, our current cash and credit capacity would not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

Under the terms of the Existing Notes Indenture, should we not find a qualified alternative use for the $20 million of proceeds from the transaction with Ethicon described above, we may be required to make a bona fide offer to holders of the Existing Notes to repurchase up to an equivalent amount of Existing Notes by October 4, 2012.

Revolving Credit Facility

Our current Revolving Credit Facility provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As June 30, 2012, we had nil borrowings outstanding, $2.7 million outstanding under issued letters of credit and $21.1 million of available borrowing capacity.

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

On March 12, 2012, we completed an amendment to our Revolving Credit Facility to provide increased financial flexibility and improve our overall liquidity. This amendment provides for, among other things: (i) the repurchase of our outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by our foreign subsidiaries; (iv) the ability to dispose of the intellectual property assets contemplated in the transaction with Ethicon (at which time the component of the borrowing base supported by such intellectual property assets was reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over our short term investments (at which time the component of the borrowing base supported by such short term investments was reduced to nil); (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. During the six months ended June 30, 2012, we incurred total fees of $0.4 million to complete this amendment.

On August 13, 2012, we completed a third amendment to our Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

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

Due to numerous factors that may impact our future cash position, working capital and liquidity, and the resources that may be necessary to continue to execute our business plan, including selected growth initiatives in our Medical Device Products segment and initiatives to maintain sales of our existing products and to service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Notes and Existing Notes.

Our cash flows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to, changes in drug-eluting stent markets; including the impact of increased competition in such markets, the results of research relating to the efficacy of drug-eluting stents; the sales achieved in such markets by BSC or Cook, the timing and success of product sales and marketing initiatives; sales of our existing medical device products, medical device components and new product launches; the timing and success of our product development activities; the timing of completing certain operational initiatives; our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner; changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

Our ability to maintain and sustain future operations will depend upon our ability to repay or refinance the $100 million of remaining Existing Notes prior to maturity in December 2013, and to a lesser extent, may depend on our ability to: (i) remain in compliance with our debt covenants to maintain access to our Revolving Credit Facility; (ii) obtain additional equity or debt financing when needed; (iii) achieve revenue growth and improved gross margins; and (iv) achieve greater operating efficiencies or further reduce certain expenses.

Our future plans and current initiatives to manage operating and liquidity risks include, but are not limited to the following:

•                  potential repayment or refinancing of the $100 million of the Existing Notes;

•                  maintenance and potential utilization of the Revolving Credit Facility;

•                  selected operations and gross margin improvement initiatives;
continued exploration of various strategic and financial alternatives, including, but not limited to, raising new equity or debt capital, or exploring the sale of, or partnerships for, various products, assets or businesses;

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

Cash Flow Highlights

	Successor Company		Predecessor Company	Combined
	Three months ended June 30,	Two months ended June 30,	One month ended April 30,	Three Months Ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011

Cash and cash equivalents, beginning of period	35,073	$30,222	$26,911	$26,911
Cash used in operating activities	23,361	(2,157)	(1,289)	(3,446)
Cash provided by (used in) investing activities	1,114	2,239	(142)	2,097
Cash (used in) provided by financing activities	(1,355)	(8,950)	4,950	(4,000)
Effect of exchange rate changes on cash	(202)	283	(208)	75

Net increase (decrease) in cash and cash equivalents	22,918	(8,585)	3,311	(5,274)

Cash and cash equivalents, end of period	$57,991	$21,637	$30,222	$21,637

	Successor Company		Predecessor Company	Combined
	Six months ended June 30,	Two months ended June 30,	Four months ended April 30,	Six Months Ended June 30,
(in thousands of U.S.$)	2012	2011	2011	2011

Cash and cash equivalents, beginning of period	22,173	$30,222	$33,315	$33,315
Cash used in operating activities	35,231	(2,157)	(12,857)	(15,014)
Cash provided by (used in) investing activities	2,399	2,239	(945)	1,294
Cash (used in) provided by financing activities	(1,744)	(8,950)	10,741	1,791
Effect of exchange rate changes on cash	(68)	283	(32)	251

Net increase (decrease) in cash and cash equivalents	35,818	(8,585)	(3,093)	(11,678)

Cash and cash equivalents, end of period	$57,991	$21,637	$30,222	$21,637

Cash Flows from Operating Activities

	Successor Company		Predecessor Company	Combined
	Three months ended	Two months ended	One month ended	Three months ended
	June 30,	June 30,	April 30,	June 30,
	2012	2011	2011	2011

OPERATING ACTIVITIES
Net (loss) income	$(2,948)	$(14,248)	$397,519	383,271
Non-cash items:
Depreciation and amortization	9,536	6,416	3,251	9,667
Impairment and realized losses on investments	64	—	—	—
Loss (gain) on disposition of property, plant and equipment	(189)	—	218	218
Reorganization items	—	—	(329,826)	(329,826)
Non-cash cost of product sold adjustment from fresh start accounting	—	9,808	—	9,808
Gain on extinguishment of debt and settlement of other liabilities	—	—	(67,307)	(67,307)
Write-down of assets held for sale	—	—	570	570
Write-down of property, plant and equipment	692	—	—	—
Deferred leasehold amortization	—	—	(72)	(72)
Deferred revenue	(152)	—	—	—
Deferred income taxes	(1,845)	(760)	(314)	(1,074)
Stock-based compensation expense	746	—	70	70
Non-cash interest expense	186	—	(1,316)	(1,316)
Other	17	(106)	270	164
Net income excluding non-cash items	6,107	1,110	3,063	4,173

During the three months ended June 30, 2012, cash provided by operating activities was $23.4 million and consisted of the following: (i) $6.1 million of net income excluding non-cash items (as shown above); (ii) $20 million of consideration received under the Quill Transaction described above; and (iii) a $2.7 million net increase in cash outflows due to higher working capital requirements. Overall, the largest changes in working capital during the three months ended June 30, 2012 include: (i) $2.0 million of cash outflows associated with an increase in accounts receivable related to sales growth; (ii) $3.7 million of cash outflows primarily associated with bonus and severance payments made during the three months ended June 30, 2012; and (iii) $1.0 million of cash outflows associated with higher inventory levels, in part due to increases in inventory required to facilitate the closure and transfer of production activities related to our Denmark facility, coordinate production requirements to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA and improve customer lead times. These increases in cash outflows were offset by a $4.2 million net increase in income taxes payable primarily related to higher U.S. operating income during the quarter and the tax impact relating to the $20 million of consideration received in connection with the Quill Transaction.

Cash used in operating activities was $3.4 million for the three months ended June 30, 2011 and consists of the following: (i) $4.2 million of net income excluding non-cash items (as shown above); (ii) $11.8 million of non-recurring reorganization fees and expenses paid related to our Creditor Protection Proceedings and implementation of the Recapitalization Transaction; and (iii) a $4.1 million decrease in cash outflows due to lower working capital requirements. Overall, the largest changes in working capital during the three months ended June 30, 2011 include: (i) $1.4 million of cash inflows associated with improved collection efforts on certain accounts receivable balances due from customers outside of the U.S.; (ii) $1.2 million of cash inflows associated with a drop in inventory levels (excluding the $9.8 million non-cash fair value bump, related to fresh start accounting, which remained in inventory as at June 30, 2011); and (iii) $2.4 million improvement in cash inflows from prepaids and other assets resulting from certain non-recurring costs incurred in the first quarter of 2011, which includes$1.3 million of directors and officers insurance paid for the directors and officers in place prior to the Recapitalization Transaction and $1.4 million of deferred financing costs that were accrued for in connection with the setup of the DIP Facility (as defined below).

	Successor Company		Predecessor Company	Combined
	Six months ended	Two months ended	Four months	Six months ended
	June 30,	June 30,	April 30,	June 30,
	2012	2011	2011	2011

OPERATING ACTIVITIES
Net (loss) income	$(2,947)	$(14,248)	$379,518	$365,270
Non-cash items:
Depreciation and amortization	19,505	6,416	15,518	21,934
Impairment and realized losses on investments	341	—	—	—
Loss (gain) on disposition of property, plant and equipment	(766)	—	218	218
Reorganization items	—	—	(321,084)	(321,084)
Non-cash cost of product sold adjustment from fresh start accounting	—	9,808	—	9,808
Gain on extinguishment of debt and settlement of other liabilities	—	—	(67,307)	(67,307)
Write-down of assets held for sale	—	—	570	570
Write down of property, plant and equipment	865	—	—	—

Deferred leasehold amortization	—	—	(1,300)	21,934
Deferred revenue	6	—	—	—
Deferred income taxes	(365)	(760)	(486)	(1,246)
Stock-based compensation expense	1,318	—	364	364
Non-cash interest expense	186	—	1,523	1,523
Other	97	(106)	1,135	1,029
Net income excluding non-cash items	18,240	1,110	8,669	33,013

Cash provided by operating activities was $35.2 million for the six months ended June 30, 2012 and consisted of the following: (i) $18.2 million of net income excluding non-cash items (as shown above); (ii) the $20 million of consideration received under the Quill Transaction described above; and (iii) a $3.0 million net increase in cash outflows due to higher working capital requirements. Overall, the largest changes in working capital during the six months ended June 30, 2012 include: (i) $2.4 million of cash outflows associated with an increase in accounts receivable related to sales growth; (ii) $3.9 million of cash outflows associated with higher inventory levels, in part due to increases in inventory required to facilitate the closure and transfer of production activities related to our Denmark facility, coordinate production requirements to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA and improve customer lead times; and (iii) $4.8 million of cash outflows primarily associated with bonus, severance and executive termination payments made during the six months ended June 30, 2012. These cash outflows were offset by: (i) $3.6 million of cash inflows primarily associated with the receipt of the $4.0 million Cook sales milestone fee discussed above, which was recorded as a receivable in other assets as at December 31, 2011; and (ii) $4.6 million of cash inflows associated with the increase in income taxes payable primarily related to higher U.S. operating income during the six months ended June 30, 2012 and the tax impact relating to the $20 million of consideration received in connection with the Quill Transaction.

Cash used in operating activities was $15.0 million during the six months ended June 30, 2011 and consisted of the following: (i) $33.0 million of net income excluding non-cash items (as shown above); (ii) $20.0 million of non-recurring reorganization fees and expenses paid related to our Creditor Protection Proceedings and implementation of the Recapitalization Transaction; and (iii) a $4.7 million increase cash outflows associated with higher working capital requirements. Overall, the largest changes in working capital during the six months ended June 30, 2011 included: (i) a $4.0 million of cash inflows associated with improved collection efforts on certain accounts receivable balances due from customers outside of the U.S.; (ii) $10.8 million of cash outflows associated with settlement of accounts payable and accrued liabilities including amounts owing to professional advisors assisting with the Recapitalization Transaction as well as the payment of bonus amounts owing at year end; (iii) $3.0 million of cash inflows related to prepaids including retainers initially paid to professional advisors assisting with the Recapitalization

Transaction; (iv) $1.6 million of cash outflows associated with lower levels of inventory; and (v) a $2.1 million of cash outflows associated with a lower income taxes payable balances.

Cash Flows from Investing Activities

Net cash generated by investing activities for the three months ended June 30, 2012 was $1.1 million, compared to $2.1 million of net cash generated during the same period in 2011. The $1.1 million of net cash provided by investing activities during the three months ended June 30, 2012 consists of $1.2 million of proceeds from the sale of a portion of our short term investments and $0.4 million of proceeds from the sale of manufacturing equipment. These cash inflows were offset by $0.4 million of capital expenditures.  The $1.1 million of net cash provided by investing activities during the three months ended June 30, 2012 consists of $2.6 million of proceeds from the sale of properties in Vancouver, Canada and Syracuse, New York and $0.5 million of capital expenditures.

Net cash provided by investing activities for the six months ended June 30, 2012 was $2.4 million, compared to $1.3 million of net cash generated during the same period in 2011. The $2.4 million of cash provided by investing activities during the six months ended June 30, 2012 consists of $2.3 million of proceeds from the sale of a portion of our short term investments and $1.0 million of proceeds related to the sale of manufacturing equipment and lab equipment in our research and development department at our Vancouver headquarters. These cash inflows were offset by $0.8 million of capital expenditures. The $1.3 million of cash provided by investing activities during the six months ended June 30, 2011 consists of $2.6 million of proceeds from the sale of properties in Vancouver, Canada and Syracuse, New York and $1.3 million of capital expenditures.

We may consider investing any excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. During the three and six months ended June 30, 2012 and 2011, we did not invest excess cash in any additional short-term marketable securities.

As at June 30, 2012 and December 31, 2011, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

	Successor Company
	June 30,	December 31,
	2012	2011

U.S. dollars	$43,938	$12,837
Canadian dollars	6,974	4,884
Swiss francs	127	307
Euros	1,158	1,515
Danish kroner	2,609	940
Other	3,185	1,690

	$57,991	$22,173

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2012 was $1.4 million, compared to $4.0 million of net cash outflows for the same period in 2011. The $1.4 million of net cash used in financing activities during the three months ended June 30, 2012 consists of $0.9 million used to repurchase shares from certain terminated employees and $0.5 million of fees and expenses incurred to complete the Exchange Offer described above. The $4.0 million of cash used in financing activities during the three months ended June 30, 2011 consists of $7.5 million used to repay advances under the a previous credit facility which existed prior to our Creditor Protection Proceedings (“Existing Credit Facility”); $1.4 million of deferred financing costs paid to establish previous interim credit facility which was required during our Creditor Protection Proceedings (termed the “Debtor-in-Possession Credit Facility” or the “DIP Facility”); and $5.0 million of advances drawn during Creditor Protection Proceedings under the DIP Facility.

Net cash used in financing activities was $1.8 million for both the six months ended June 30, 2012 and six months ended June 30, 2011. The net cash used in financing activities during the six months ended June 30, 2012 primarily consists of $0.9 million used to repurchase shares from certain terminated executives and $0.8 million of deferred financing costs paid relating to the Exchange Offer and the March 12, 2012 amendment to our Revolving Credit Facility, as described above. The net cash used in financing activities during the six months ended June 30, 2011 primarily consists of $17.0 million of advances drawn under our previous DIP Facility and $5.0 of advances drawn under our Revolving Credit Facility, offset by a combined $17.5 million of repayments on our previous Existing Credit Facility and DIP Facility and $1.4 million of deferred financing costs paid to establish the Revolving Credit Facility.

Depending on the level of our cash portfolio, we may elect to repurchase, redeem or refinance a portion or all of the $100 million of outstanding Existing Notes prior to their maturity.

Contractual Obligations

Other than the Quill Transaction with Ethicon discussed above, during the three and six months ended June 30, 2012, we did not enter into any new collaboration, license, sales or distribution agreements. In May 2012, we entered into an amendment agreement with Biopsy Sciences, LLC that eliminates all future financial obligations owing under the original January 2007 Asset Purchase and Assignment Agreement and Amended and Restated License Agreement related to the BioSeal Product in exchange for our payment of an amendment fee of $1.0 million (the “Amendment Fee”).

Contingencies

From time to time we may be party to various legal proceedings, including patent infringement litigation and other matters. For more information, refer to Part II, Item 1 and note 15 of the unaudited consolidated financial statements for the three and six months ended June 30, 2012 included in this Quarterly Report on Form 10-Q.

Inflation

The effects of inflation or changing prices have not had a material impact on our net sales, revenues or income (loss) from operations for the last three years.

Off-Balance Sheet Arrangements

As at June 30, 2012, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently adopted accounting policies

No new accounting pronouncements were adopted by us during three months ended June 30, 2012. For a summary of accounting pronouncements adopted by the Successor Company during the three months ended March 31, 2012, refer to the unaudited consolidated financial statements filed with the SEC on Form 10-Q on May 15, 2012.

Future accounting pronouncements

As at the date of this assessment, we have not identified any additional future accounting pronouncements which are expected to affect our future consolidated financial statements beyond June 30, 2012.

Outstanding Share Data

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, unrecognized stock based compensation costs of $1.4 million were charged to earnings in April 2011.

At June 30, 2012, there were 12,526,702 common shares issued and outstanding for a total of $203.3 million in share capital. At June 30, 2012, we had the following outstanding awards:

(i)                                     86,805 units of Restricted Stock held by certain senior management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests one third on each of the first, second and third anniversaries from the date of grant;

(ii)                           620,479 RSUs held by certain senior management, directors and employees, of which 291,097 were exercisable. The RSUs allow the holder to acquire one common share for each unit held upon vesting. All outstanding RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant with the exception of 35,500 of the RSUs, which only vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012. After vesting conditions have been met there is no contractual expiry date on these awards

(iii)                        645,323 options held by certain senior management and employees to acquire common shares, of which 434,559 were exercisable. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the board of directors.

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2012, we had cash and cash equivalents of $58.0 million (December 31, 2011 - $22.2 million).

Interest Rate Risk

As the issuer of the $325 million of Existing Notes, we are exposed to interest rate risk. The interest rate on the Existing Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The Existing Notes bore interest at a rate of approximately 5.00% at June 30, 2012 (December 31, 2011 — 5%). Based on the $325 million of floating rate debt of the Company during the year, a 100 basis point increase in the closing 3-month LIBOR rate would have impacted our interest expense by approximately $0.8 million for the three months ended June 30, 2012 ($0.5 million for the two months ended June 30, 2011 and $0.3 million for the one month ended April 30, 2011). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from foreign currency exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro and the U.K. pound sterling. We incurred a foreign exchange losses of $0.4 million and $0.7 million for the three months ended June 30, 2012 and June 30, 2011, respectively, primarily as a result of changes in the relationship of the U.S. to the Canadian dollar and Danish kroner as well as other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and account receivable to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Danish kroner, Swiss francs, Euros, and U.K. pound sterling and we earn the majority of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or monetary assets denominated in the same (or a pegged) currency. For a summary of our cash balances which are denominated in foreign currencies refer to note 5 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Since we operate internationally and approximately 13% of our net revenue for the three months ended June 30, 2012 (14% - three months ended June 30, 2011) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For the purposes of conducting a specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements of a hypothetical 10% strengthening of the U.S. dollar compared with other currencies in which we denominate product sales in for the three months ended June 30, 2012. Assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our product revenue would have been negatively impacted by approximately $0.7 million during the three months ended June 30, 2012 (three months ended June 30, 2011 - $0.8 million). In addition, assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our net income would have been positively impacted by approximately $0.3 million for the three months ended June 30, 2012 (three months ended June 30, 2011 - $0.4 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A.                           Risk Factors

Part I, Item 1A, “Risk Factors,” of the 2011 Annual Report includes a detailed discussion of risks and uncertainties which could adversely affect the Company’s future results. The following is an additional risk factor that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should consider carefully this information about the risks and uncertainties, together with all of the other information contained within this document. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may impair the Company’s business operations. If any of the following risks actually occur, the Company’ business, results of operations and financial condition could be harmed.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

Following the consummation of the Exchange Offer will have a substantial amount of indebtedness, including the New Notes, the Existing Notes that remain outstanding following the Exchange Offer and indebtedness under our Credit Facility. Our current Credit Facility is a revolving credit facility and provides up to $28 million in aggregate principal amount of revolving loans, subject to a borrowing base calculation among other conditions. As of the June 30, 2012, there were a no revolving loans outstanding and $2.7 million of letters of credit issued under our Credit Facility. We may also incur additional indebtedness in the future. Our substantial indebtedness may:

•                           make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•                           limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;

•                           limit our ability to use our cash flow or to obtain additional financing for future working capital, capital expenditures or other general corporate purposes;

•                           require us to use a substantial portion of our cash flow from operations to make debt service payments;

•                           limit our flexibility to plan for, or react to, changes in our business and industry;

•                           place us at a competitive disadvantage compared to our less-leveraged competitors; and

•                           increase our vulnerability to the impact of adverse economic and industry conditions.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3.                                 Defaults Upon Senior Securities

None.

Item  4.                                 RESERVED

Item 5.                                    Other Information

None

Item  6.                                 Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference as indicated below:

Exhibit
Number	Description	Location

2.1	Asset Sale and Purchase Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Quill Medical, Inc., Ethicon, Inc. and Ethicon, LLC dated as of April 4, 2012 *	Filed herewith

10.1

Co-Exclusive Manufacturing and Supply Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Angiotech Puerto Rico, Inc., Angiotech International AG, Quill Medical , Inc. and Ethicon, LLC dated as of April 4, 2012 *

Filed herewith

10.2

Third Amendment, dated August 13, 2012 to the Credit Agreement dated May 12, 2011 by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of the Parent listed as Borrowers on the signature pages thereto, as Borrowers, the Lenders signatory thereto, as Lenders, and Wells Fargo Capital Finance, LLC, as Arranger and Administrative Agent for the Lenders.

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

* portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: August 14, 2012	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Executive Officer (Principal Executive Officer)