Form 10-Q/A
period 2012-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2012-09-13
CIK 1096481

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

EXPLANATORY NOTE

The purpose of Amendment No. 1 to Angiotech Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T.  Exhibit 101 attached to this Amendment No. 1 includes the following materials from our Form 10-Q, which have been formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated balance sheets ,
(ii)	Consolidated statements of operations,
(iii)	Consolidated statements of comprehensive (loss) income
(iv)	Consolidated statement shareholders’ equity (deficit)
(v)	Consolidated statements of cash flows, and
(vi)	Notes to the consolidated financial statements.

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

Other than the changes described above, no other modifications or updates have been made to our Form 10-Q. In addition, this Amendment No. 1 does not reflect any subsequent events occurring after the August 14, 2012 original filing date of our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Angiotech Pharmaceuticals, Inc.
(Registrant)

Date: September 13, 2012	By:	/S/ JAY DENT
Jay Dent
Sr. Vice President, Finance

2