Form 10-Q/A
period 2012-06-30
ANGIOTECH PHARMACEUTICALS INC
filed 2012-11-13
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Angiotech Pharmaceutical, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed on August 14, 2012, as amended by Amendment No.1 filed on September 13, 2012 (as amended, the “Form 10-Q”) is being filed solely to file revised versions of Exhibit 2.1 and Exhibit 10.1.

Other than the changes described above, no other modifications or updates have been made to our Form 10-Q. In addition, this Amendment No. 2 does not reflect any subsequent events occurring after the August 14, 2012 original filing date of our Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index following the signature page to this Amendment No. 2.

Angiotech Pharmaceuticals, Inc.
(Registrant)

Date: November 13, 2012	By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey
Chief Executive Officer

2

EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Asset Sale and Purchase Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Quill Medical, Inc., Ethicon, Inc. and Ethicon, LLC dated as of April 4, 2012*	Filed herewith

10.1

Co-Exclusive Manufacturing and Supply Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Angiotech Puerto Rico, Inc., Angiotech International AG, Quill Medical, Inc. and Ethicon, LLC dated as of April 4, 2012*

Filed herewith

10.2

Third Amendment, dated August 13, 2012 to the Credit Agreement dated May 12, 2011 by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of the Parent listed as Borrowers on the signature pages thereto, as Borrowers, the Lenders signatory thereto, as Lenders, and Wells Fargo Capital Finance, LLC, as Arranger and Administrative Agent for the Lenders.

Previously filed

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Previously furnished

101.SCH	XBRL Taxonomy Extension Schema Document	Previously furnished

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously furnished

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously furnished

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously furnished

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously furnished

* Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment

3