Form 10-Q
period 2012-09-30
ANGIOTECH PHARMACEUTICALS INC
filed 2012-11-14
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

12,547,702 Common Shares, no par value, as of November 14, 2012

ANGIOTECH PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Months Ended September 30, 2012

		Page
PART I—FINANCIAL INFORMATION
Item 1	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2012; the Three and Five Months ended September 30, 2011; and the Four Months Ended April 30, 2011	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2012; the Three and Five Months ended September 30, 2011; and the Four Months Ended April 30, 2011	6

	Consolidated Statements of Stockholders’ Equity as of September 30, 2012 and 2011(unaudited)	7

	Consolidated Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2012; the Three and Five Months Ended September 30, 2011; and the Four Months Ended April 30, 2011	8

	Notes to Unaudited Consolidated Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3	Quantitative and Qualitative Disclosures about Market Risk	77

Item 4	Controls and Procedures	78

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	79

Item 1.A	Risk Factors	79

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3	Defaults Upon Senior Securities	80

Item 4	Reserved	80

Item 5	Other Information	80

Item 6	Exhibits	80

SIGNATURES		82

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Successor Company
	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents [note 5]	$59,712	$22,173
Short-term investments [note 6]	556	3,259
Accounts receivable	28,635	28,238
Income tax receivable	1,335	1,462
Inventories [note 7]	44,548	34,304
Deferred income taxes, current portion	4,931	3,995
Deferred financing costs, current portion [note 12(e)]	831	—
Prepaid expenses and other current assets	3,783	3,167
Total current assets	144,331	96,598

Property, plant and equipment [note 8]	34,437	39,189
Intangible assets [note 9 (a)]	319,275	343,066
Goodwill [note 3, 9(b)]	123,771	123,228
Deferred income taxes, non-current portion	2,652	2,165
Deferred financing costs, non-current portion [note 12(e)]	2,087	—
Other assets	291	3,860
Total assets	626,844	608,106

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities [note 10]	26,242	30,537
Income taxes payable	3,460	2,023
Interest payable	2,094	1,450
Deferred revenue, current portion [note 11]	10,592	496
Debt [note 1,12,21]	40,000	—
Revolving credit facility [note 12 (f)]	—	40
Total current liabilities	82,388	34,546

Deferred revenue, non-current portion [note 11]	18,552	3,771
Deferred income taxes, non-current portion	93,036	92,634
Other tax liabilities	6,584	5,729
Debt [note 12]	289,413	325,000
Other liabilities	—	19
Total non-current liabilities	407,585	427,153

Shareholders’ equity
Sucessor share capital	203,613	203,719
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
December 31, 2011 — 12,556,673
September 30, 2012 - 12,547,702
Additional paid-in capital	9,792	8,552
Accumulated deficit	(72,001)	(60,446)
Accumulated other comprehensive loss	(4,533)	(5,418)
Total shareholders’ equity	136,871	146,407

Total liabilities and shareholders’ equity	$626,844	$608,106

Contingencies and commitments [note16]

Subsequent events [note 21]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company
	Three months ended	Three months ended
	September 30,	September 30,
	2012	2011
REVENUE
Product sales, net	$52,661	$51,899
Royalty revenue	3,912	5,497
License fees	64	—
	56,637	57,396

EXPENSES
Cost of products sold	24,072	38,796
License and royalty fees	98	50
Research and development	1,399	4,614
Selling, general and administration	16,010	22,613
Depreciation and amortization	8,445	9,246
Write-down of property, plant and equipment	—	143
	50,024	75,462
Operating income (loss)	6,613	(18,066)

Other income (expenses)
Foreign exchange (loss) gain	(953)	1,136
Other income	207	221
Interest expense	(5,548)	(4,584)
Impairments and realized losses on investments	82	—
Debt extinguishment loss [note 12]	(4,413)	—
Total other expenses	(10,625)	(3,227)
Loss before income taxes	(4,012)	(21,293)
Income tax expense (recovery)	4,596	(2,609)

Net loss	(8,608)	(18,684)

Basic and diluted net loss per common share	$(0.67)	$(1.47)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,818	12,721

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Successor Company		Predecessor Company
	Nine months ended	Five months ended	Four months ended
	September 30,	September 30,	April 30,
	2012	2011	2011
REVENUE
Product sales, net	$163,808	$87,801	$69,198
Royalty revenue	14,634	6,565	10,941
License fees	84	—	127
	178,526	94,366	80,266

EXPENSES
Cost of products sold	76,077	65,730	32,219
License and royalty fees	272	100	68
Research and development	5,807	7,443	5,686
Selling, general and administration	51,440	35,394	24,846
Depreciation and amortization	25,896	14,935	14,329
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	865	143	215
	160,357	123,745	77,933
Operating income (loss)	18,169	(29,379)	2,333

Other income (expenses)
Foreign exchange (loss) gain	(1,009)	1,627	(646)
Other income	1,107	334	34
Interest expense	(14,106)	(7,616)	(10,327)
Impairments and realized losses on investments	(267)	—	—
Debt extinguishment loss [note 12]	(4,413)	—	—
Total other expenses	(18,688)	(5,655)	(10,939)
Loss before reorganization items and income taxes	(519)	(35,034)	(8,606)
Reorganization items [note 3]	—	—	321,084
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	67,307
(Loss) income before income taxes	(519)	(35,034)	379,785
Income tax expense (recovery)	11,036	(2,102)	267

Net (loss) income	(11,555)	(32,932)	379,518

Basic and diluted net (loss) income per common share	$(0.90)	$(2.59)	$4.46

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,818	12,710	85,185

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts expressed in thousands of U.S. dollars)

(unaudited)

	Successor Company
	Three months ended	Three months ended
	September 30,	September 30,
	2012	2011
Net loss	$(8,608)	$(18,684)
Other comprehensive (loss) income:
Net unrealized loss on available-for-sale securities, net of taxes ($0)	—	(1,790)
Cumulative translation adjustment	1,167	(1,640)
Other comprehensive income (loss)	1,167	(3,430)
Comprehensive loss	$(7,441)	$(22,114)

	Successor Company		Predecessor Company
	Nine months ended	Five months ended	Four months ended
	September 30,	September 30,	April 30,
	2012	2011	2011
Net (loss) income	$(11,555)	(32,932)	379,518
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities, net of taxes ($0)	—	(1,978)	640
Cumulative translation adjustment	885	(2,474)	2,182
Other comprehensive income (loss)	885	(4,452)	2,822
Comprehensive (loss) income	$(10,670)	$(37,384)	$382,340

ANGIOTECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts expressed in thousands of U.S. dollars, except share data)

(Unaudited)

	Common Shares		Additional paid-in-	(Accumulated deficit) / Retained	Accumulated other comprehensive	Total Stockholder’s
Successor Company	Shares	Amount	capital	Earnings	income (loss)	(deficit) equity
Balance at December 31, 2011	12,556,673	$203,719	$8,552	$(60,446)	$(5,418)	$146,407
Stock-based compensation			573			573
Net income				1		1
Other comprehensive income					1,467	1,467
Balance at March 31, 2012	12,556,673	$203,719	$9,125	$(60,445)	$(3,951)	$148,448
Vesting of restricted stock	43,403	$522	$(522)			—
Share capital repurchases	(73,374)	(881)				(881)
Stock-based compensation			746			746
Net loss				(2,948)		(2,948)
Other comprehensive income					(1,749)	(1,749)
Balance at June 30, 2012	12,526,702	$203,360	$9,349	$(63,393)	$(5,700)	$143,616
Vesting of restricted stock	22,000	265	(265)			—
Share capital repurchases	(1,000)	(12)	12			—
Stock-based compensation			696			696
Net loss				(8,608)		(8,608)
Other comprehensive income					1,167	1,167
Balance at September 30, 2012	12,547,702	$203,613	$9,792	$(72,001)	$(4,533)	$136,871

	Common Shares		Additional paid-in-	Accumulated	Accumulated other comprehensive	Total Stockholder’s (deficit)
	Shares	Amount	capital	deficit	income (loss)	equity
Balance at December 31, 2010 (Predecessor Company)	85,180,377	$472,753	$35,470	$(933,352)	$41,053	$(384,076)
Exercise of stock options	5,120	1				1
Stock-based compensation			294			294
Net loss				(18,001)		(18,001)
Other comprehensive income					1,928	1,928
Balance at March 31, 2011 (Predecessor Company)	85,185,497	472,754	35,764	(951,353)	42,981	(399,854)
Exercise of stock options	—	—				—
Stock-based compensation			1,441			1,441
Net income				397,519		397,519
Other comprehensive income					894	894
Balance at April 30, 2011 (Predecessor Company)	85,185,497	472,754	37,205	(553,834)	43,875	—
Reorganization adjustment: Cancellation of Predecessor common shares	(85,185,497)	(472,754)		472,754		—
Reorganization adjustment: Issuance of Successor common shares	12,721,354	202,948				202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			(37,205)	81,080	(43,875)	—
Balance at May 1, 2011 (Successor Company)	12,721,354	202,948	—	—	—	202,948
Net loss				(14,248)		(14,248)
Other comprehensive loss					(1,022)	(1,022)
Balance at June 30, 2011 (Successor Company)	12,721,354	$202,948	$—	$(14,248)	$(1,022)	$187,678
Vesting of restricted stock	—	1,291	(1,291)			—
Share capital repurchases	(34,473)	(488)				(488)
Stock-based compensation			3,732			3,732
Other comprehensive loss					(3,430)	(3,430)
Net loss				(18,684)		(18,684)
Balance at September 30, 2011 (Successor)	12,686,881	$203,751	$2,441	$(32,932)	$(4,452)	$168,808

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company
	Three months ended	Three months ended
	September 30,	September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(8,608)	$(18,684)
Non-cash items
Depreciation and amortization	9,492	10,238
Impairment and unrealized losses on investments	88	—
Loss (gain) on disposition of property, plant and equipment	5	143
Non-cash cost of product sold adjustment from fresh start accounting	—	12,808
Debt extinguishment loss [note 12]	4,413	—
Quill deferred revenue [note 11]	5,000	—
Deferred income taxes	137	(4,776)
Stock-based compensation expense	694	3,244
Non-cash interest expense	142	—
Other	(54)	—
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 19]	(7,658)	2,291

Cash provided by operating activities	3,651	5,264

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(447)	(349)

Cash used in investing activities	(447)	(349)

FINANCING ACTIVITIES
Deferred financing charges and costs	(1,679)	(48)
Net (repayments) advances on Revolving Credit Facility	—	(6,968)

Cash used in financing activities	(1,679)	(7,016)

Effect of exchange rate changes on cash and cash equivalents	196	(286)
Net increase (decrease) in cash and cash equivalents	1,721	(2,387)
Cash and cash equivalents, beginning of period	57,991	21,637

Cash and cash equivalents, end of period	$59,712	$19,250

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Unaudited)

	Successor Company		Predecessor Company
	Nine months ended	Five months ended	Four months
	September 30,	September 30,	April 30,
	2012	2011	2011
OPERATING ACTIVITIES
Net (loss) income	$(11,555)	$(32,932)	$379,518
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	28,997	16,654	15,518
Impairment and unrealized losses on investments	429	—	—
(Gain) loss on disposition of property, plant and equipment	(761)	143	218
Reorganization items [note 3]	—	—	(321,084)
Non-cash cost of product sold adjustment from fresh start accounting	—	22,616	—
Debt extinguishment loss [note 12]	4,413	—	—
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	(67,307)
Write down of property, plant and equipment	814	—	—
Write-down of assets held for sale	—	—	570
Deferred leasehold amortization	—	—	(1,300)
Quill deferred revenue [note 11]	25,000	—	—
Deferred income taxes	(228)	(5,536)	(486)
Stock-based compensation expense	2,013	3,244	364
Non-cash interest expense	328	—	4,155
Other	99	(106)	1,135
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 19]	(10,667)	7,680	(12,721)

Cash provided by (used in) operating activities before reorganization items	38,882	11,763	(1,420)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	—	(8,105)	(10,055)
Key Employment Incentive Plan fee	—	(551)	—
Director’s and officer’s insurance	—	—	(1,382)

Cash used in reorganization activities	—	(8,656)	(11,437)

Cash provided by (used in) operating activities	38,882	3,107	(12,857)

INVESTING ACTIVITIES
Proceeds from disposition of short term investments	2,272	—	—
Purchase of property, plant and equipment	(1,296)	(734)	(945)
Proceeds from disposition of property, plant and equipment	976	2,624	—

Cash provieded by (used in) investing activities	1,952	1,890	(945)

FINANCING ACTIVITIES
Share capital issued and/or repurchased	(881)	—	1
Deferred financing charges and costs	(2,503)	(48)	(1,278)
Net (repayments) advances on Revolving Credit Facility	(39)	(14,510)	12,018
Proceeds from stock options exercised	—	—	—

Cash (used in) provided by financing activities before reorganization activities	(3,423)	(14,558)	10,741

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	—	(1,408)	—

Cash (used in) provided by financing activities	(3,423)	(15,966)	10,741

Effect of exchange rate changes on cash and cash equivalents	128	(3)	(32)
Net increase (decrease) in cash and cash equivalents	37,539	(10,972)	(3,093)
Cash and cash equivalents, beginning of period	22,173	30,222	33,315

Cash and cash equivalents, end of period	$59,712	$19,250	$30,222

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

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on May 12, 2011 (the “Effective Date”), the Company was required to adopt fresh-start accounting in accordance with ASC No. 852. The Company applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date.Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of Predecessor Company’s assets and liabilities to their estimated fair values; (ii) the elimination of the Predecessor Company’s deficit, additional paid-in-capital and accumulated other comprehensive income balances; and (iii) reclassification of certain balances.  Given these material changes to Angiotech’s consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company.

Liquidity Risk

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities in the normal course of business. Angiotech faces certain risks and uncertainties that may materially impact its liquidity position and cash flows throughout the remainder of 2012 and beyond.

As at September 30, 2012, the Successor Company’s most significant risk relates to its financial liabilities which include $229.4 million of 9% Senior Notes due December 1, 2016 (the “New Notes”) and $100.0 million of Senior Floating Rate Notes due December 1, 2013 (the “Existing Notes”). On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, the Successor Company exercised its option to call for the partial redemption of $40.0 million in aggregate principal amount of its outstanding Existing Notes. These Existing Notes were redeemed on October 17, 2012 at 100% of the principal amount, together with accrued interest of $0.2 million. Management expects that the remaining $60 million of Existing Notes may be repaid, prior to maturity, using excess cash generated from operating activities and / or with a portion or all of the consideration received relating to the Quill transaction completed with Ethicon, Inc. in April 2012 as discussed in note 11(b), or that a portion or all of the remaining Existing Notes may be refinanced prior to their maturity. For more information on the Successor Company’s Existing Notes and New Notes, refer to note 12.

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

(a) Recently adopted accounting policies

No new accounting pronouncements were adopted by the Successor Company during three months ended September 30, 2012.

(b) Future Accounting Pronouncements

In July 2012, the FASB issued ASC No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides companies with the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to perform a quantitative impairment test. If a company concludes that impairment is unlikely, no further quantitative assessment is required. This update is effective for fiscal years beginning after September 15, 2012. This guidance will be adopted when the annual goodwill impairment test is conducted in the fourth quarter of 2012.

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

Reorganization Items

Upon commencement of the Creditor Protection Proceedings through to the Convenience Date, the Company adopted Accounting Standards Codification (“ASC”) No. 852 — Reorganization to prepare its interim and annual consolidated financial statements. During Creditor Protection Proceedings, ASC No. 852 required that the Company distinguish transactions and events directly associated with the Recapitalization Transaction from ongoing operations of the business as follows: (i) certain expenses, recoveries, loss provisions, and other charges incurred during Creditor Protection Proceedings were reported as Reorganization Items on the Consolidated Statement of Operations and (ii) specific cash flow items directly related to the Reorganization Items were segregated on the Consolidated Statement of Cash Flows. In addition, in accordance with the terms of the recapitalization plan, the Company ceased to accrue interest from January 28, 2011 onwards on its pre-petition Subordinated Notes.

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

4.                       FINANCIAL INSTRUMENTS AND FINANCIAL RISK

For certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of short term investments was determined based on quoted market prices for identical assets. As at September 30, 2012, the fair value of Angiotech’s short-term investments was approximately $0.6 million (December 31, 2011 — $3.3 million).

As discussed above, on August 13, 2012, $225 million of the $255.5 million Existing Notes that were tendered were irrevocably extinguished and exchanged, on a pro rata basis, for $229.5 million of New Notes. As at September 30, 2012, the total fair value and carrying value of the New Notes was $229.5 million. As at September 30, 2012, the total fair value of the Existing Notes was approximately $100.2 million (December 31, 2011 - $316 million) and the carrying value was $100.0 million (December 31, 2011 - $325.0 million). The estimated fair value of the New Notes was based on a consideration of cash flows associated with future interest and principal payments and discount rates from similar companies in the health care industry.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•                  Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the Existing Notes resets quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The remaining $100 million of Existing Notes currently bear interest at a rate of 5%. The Successor Company does not use derivatives to hedge against interest rate risks.

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

•                  Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, the Successor Company has a significant amount of trade accounts receivable with customers who form part of the national health care systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Successor Company’s credit risk. Although the Successor Company does not currently foresee any significant credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At September 30, 2012, the accounts receivable allowance for uncollectible accounts was $0.3 million (December 31, 2011 — $0.2 million).

5.                       CASH AND CASH EQUIVALENTS

All cash and cash equivalents are held in interest and non-interest bearing bank accounts and are denominated in the following currencies:

	Successor Company
	September 30,	December 31,
	2012	2011

U.S. dollars	$49,794	$12,837
Canadian dollars	3,716	4,884
Swiss francs	185	307
Euros	1,235	1,515
Danish kroner	2,439	940
Other	2,343	1,690

	$59,712	$22,173

6.                       SHORT-TERM INVESTMENTS

Short term investments - Available-for-sale securities	September 30, 2012	December 31, 2011
Cost	$3,259	$5,294
Securities sold	(2,567)	—
Net unrealized gains (losses) recognized in earnings	(136)	(2,035)
Carrying value	556	3,259

Short term investments as at September 30, 2012 and December 31, 2011 consist of equity securities in Athersys, Inc., a publicly traded biotechnology company, which is recorded at its fair value at the end of each reporting period. In accordance with ASC 820 — Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market.

During the nine months ended September 30, 2012, the Successor Company disposed of $2.6 million of its investment for net proceeds of $2.3 million and realized a loss of $0.3 million on the statement of operations. During the three and five months ended September 30, 2011, the Successor Company recorded unrealized losses of $1.8 million and $2.0 million, respectively in accumulated and other comprehensive income.

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

7.                       INVENTORIES

Inventories are comprised of the following:

	Successor Company
	September 30,	December 31,
	2012	2011

Raw materials	$13,745	$9,641
Work in process	14,928	11,882
Finished goods	15,875	12,781

Total	$44,548	$34,304

As at September 30, 2012, the Successor Company’s inventory allowance was $0.8 million (December 31, 2011 - $1.0 million). For the three and nine months ended September 30, 2012, the Successor Company recorded net inventory write-downs and obsolescence expense of $0.5 million and $0.1 million, respectively (Successor Company — three and five months ended September 30, 2011 - $0.1 million and $0.3 million, respectively; Predecessor Company — four months ended April 30, 2011- $0.5 million recovery).

8.                       PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net Book
September 30, 2012 - Successor Company	Cost	Depreciation	Value
Land	$3,598	$—	$3,598
Buildings	14,370	913	13,457
Leasehold improvements	7,459	3,732	3,727
Manufacturing equipment	14,896	3,688	11,208
Research equipment	316	158	158
Office furniture and equipment	687	298	389
Computer equipment	2,538	638	1,900

	$43,864	$9,427	$34,437

		Accumulated	Net Book
December 31, 2011 - Successor Company	Cost	Depreciation	Value
Land	$3,589	$—	$3,589
Buildings	14,355	452	13,903
Leasehold improvements	4,946	1,930	3,016
Manufacturing equipment	17,504	1,573	15,931
Research equipment	312	63	249
Office furniture and equipment	798	156	642
Computer equipment	2,120	261	1,859

	$43,624	$4,435	$39,189

Depreciation expense for the three and nine months ended September 30, 2012 was $1.5 million and $5.0 million, respectively. Approximately $1.0 million and $3.0 million of these amounts were allocated to cost of products sold, respectively. Depreciation expense for the three and five months ended September 30, 2011 and four months ended April 30, 2011 was $1.7 million, $2.7 million and $3.9 million, respectively.  Approximately $1.0 million, $1.7 million and $1.4 million of these amounts were allocated to cost of products sold, respectively.

9.                       INTANGIBLE ASSETS AND GOODWILL

a) Intangible assets

		Accumulated
September 30, 2012- Succcessor Company	Cost	Amortization	Net Book
Customer relationships	$170,390	$14,301	$156,089
Trade names and other	24,829	2,335	22,494
Patents	105,700	22,674	83,026
Core and developed technology	63,727	6,061	57,666
	$364,646	$45,371	$319,275

		Accumulated	Net Book
December 31, 2011 - Succcessor Company	Cost	Amortization	Value
Customer relationships	$170,269	$6,723	$163,546
Trade names and other	24,859	1,102	23,757
Patents	105,700	10,663	95,037
Core and developed technology	63,576	2,850	60,726
	$364,404	$21,338	$343,066

Amortization expense for the three and nine months ended September 30, 2012 was $8.0 million and $24.0 million, respectively.  Amortization expense for the three and five months ended September 30, 2011 and four months ended April 30, 2011 was $8.2 million, $13.7 million and $11.8 million, respectively.

b)                     Goodwill

As described in note 3, on May 1, 2011 the Successor Company recorded $125 million of goodwill in connection with its implementation of fresh start accounting. All of the goodwill was assigned to our Medical Device Products reporting unit. The following table details the changes in the carrying value of goodwill during the nine months ended September 30, 2012:

Medical Device Technologies
Balance, December 31, 2011	$123,228
Foreign currency revaluation adjustment for goodwill denominated in foreign currencies	543
Balance, September 30, 2012	$123,771

10.                ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor Company
	September 30, 2012	December 31, 2011
Trade accounts payable	$4,416	$3,923
Accrued license and royalty fees	413	542
Employee-related accruals	14,015	17,909
Accrued professional fees	2,242	1,509
Accrued contract research	20	133
Other liabilities (1)	5,136	6,521

	$26,242	$30,537

(1) Other liabilities as at September 30, 2012 includes $1.3 million for the remaining obligation related to the prior 2011 settlement of certain litigation with QSR Holdings, Inc., which will be fully paid by May 2013, (December 31, 2011 - $2.8 million); $0.9 million for VAT payable by certain of our European entities (December 31, 2011 - $1.2 million); and $3.0 million of other general operating liabilities (December 31, 2011 - $2.5 million).

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

On February 3, 2012, the Successor Company received a $4.0 million sales milestone fee that was triggered upon Cook’s achievement of a certain targeted level of sales of Zilver PTX under the terms of the License Agreement.  Upon receipt, the $4.0 million sales milestone fee was recognized as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment based on a 50% draw down applied to all future Zilver PTX royalties received from Cook. During the three and nine months ended September 30, 2012, $0.3 million and $0.4 million of the deferred revenue balance was recognized as revenue, respectively, based on the draw down formula stipulated by the License Agreement. As at September 30, 2012, the remaining deferred revenue balance was $3.5 million. Approximately $1.3 million of this balance was classified as current and $2.2 million was classified as non-current.

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

In accordance with ASC No. 605, management evaluated this multiple-element arrangement to identify all key deliverables listed below:

•                  $0.4 million of cash received during April 2012, related to the sale of certain manufacturing equipment;

•                  $20.0 million of cash received up-front during April 2012 for the transfer of title of certain Quill related intellectual property to Ethicon;

•                  $5.0 million of cash received during August 2012 for the transfer of certain know-how to Ethicon;

•                  $22.0 million of cash received during October 2012 related to the achievement of certain product development milestones associated with the development of an initial set of product codes; and

•                  $15.0 million of future contingent consideration due upon the achievement of certain product development milestones associated with the development of an additional set of product codes.

The $0.4 million of cash received was recognized as revenue in April 2012 upon delivery of the manufacturing equipment to Ethicon in April 2012.

The Company has determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without Angiotech’s continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of accounting and the consideration is expected to be recognized as follows:

•                  As the earnings process associated with the $25.0 million of consideration received up to September 30, 2012 was deemed to be incomplete, it has been recorded as deferred revenue. Similarly, the $22.0 million of consideration received in October 2012 will also be recorded as deferred revenue. A portion or all of the $47.0 million of consideration received to date and $15.0 million of future contingent consideration is expected to be ratably recognized into revenue upon completion of the activities over period of approximately three years. Management anticipates that the Successor Company will begin to recognize revenue recognition in the fourth quarter of 2012 upon completion and fulfillment of certain of its performance obligations.

•                  In accordance with ASC No. 605, Angiotech is evaluating whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the $47.0 million of consideration received to date and/or future contingent consideration may need to be reallocated to the manufacturing and supply based on management’s best estimate of selling price.  This will ensure that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at their estimated fair values, which are commensurate with gross margins earned from similar third party sales.

•                  Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at September 30, 2012, no amounts have been recorded in the financial statements as at September 30, 2012 in connection with the remaining contingent consideration described above. The Company will only begin to recognize future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

•                  As at September 30, 2012, approximately $9.2 million of the $25.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

12.                DEBT

The Company has the following debt issued and outstanding:

	Successor Company
	September 30, 2012	December 31, 2011
Existing Notes - Floating Rate Notes, current portion	$40,000	$—
Existing Notes - Floating Rate Notes, non-current portion	60,000	325,000
New Notes - 9% Senior Notes	229,413	—
Revolving Credit Facility	—	40
	$329,413	$325,040

(a)   New Notes

In July 2012, Angiotech launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of the outstanding Existing Notes (the “Maximum Principal Exchange Amount”) for New Notes issued by Angiotech Pharmaceuticals (U.S.), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”).  On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of New Notes.  All Existing Notes were tendered by the prescribed July 23, 2012 early tender date and, therefore, received the New Notes with a principal amount that included a 2% premium (“Early Tender Premium”) of the Existing Notes exchanged. In accordance with ASC No. 470-50 — Debt Extinguishment and Modification, the refinancing of the $225.0 million of Existing Notes was determined to be an extinguishment of debt given that the change in the future cash flows on a pre and post transaction basis was considered substantial. As such, the New Notes were initially recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered during the three and nine months ended September 30, 2012 upon settlement and cancellation of the $225.0 million of Existing Notes were tendered.

The $229.4 million of New Notes are due on December 1, 2016 and bear interest at 9% per annum, which is payable quarterly in cash and in arrears on March 1, June 1, September 1, and December 1 of each year. The New Notes are senior secured obligations, which are fully, joint and severally, and unconditionally guaranteed by Angiotech’s existing and future subsidiaries which may guarantee any of its other indebtedness.  Subject to certain exceptions, the New Notes and the Guarantors’ guarantees of the New Notes are secured, ratably with the Existing Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under the Successor Company’s Revolving Credit Facility, Hedging Obligations and cash management obligations.

Aside from the higher rate of interest and extended maturity date, the New Notes were issued pursuant to an indenture (the “New Notes Indenture”) on substantially the same terms and conditions as the indenture governing the Existing Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutshe Bank National Trust Company as trustee (the “Existing Notes Indenture”), except for the following:

•                  The Existing Notes were issued by Angiotech and guaranteed by Angiotech US and certain other subsidiaries.  The New Notes were issued by Angiotech US, and are guaranteed by Angiotech and certain of its subsidiaries.

•                  The New Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all Existing Notes then outstanding, if any, must be concurrently redeemed under the Existing Notes Indenture.

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

Under the terms of the New Notes Indenture, an event of default would permit the holders of the New Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder. In the event that this occurred and the Successor Company was unable to refinance the New Notes, the Successor Company’s current cash and credit capacity may not be sufficient to service its principal debt and interest obligations. In addition, restrictions on the Successor Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain future operations.

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

(b)         Existing Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, the Successor Company exercised its option to call for the redemption of $40.0 million in aggregate principal amount of its $100.0 million then outstanding Existing Notes. These Existing Notes were redeemed on October 17, 2012 at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million.

The Existing Notes were issued on May 12, 2011 and are due on December 1, 2013. The Existing Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%. The interest rate resets quarterly and is payable in arrears on March 1, June 1, September 1, and December 1 of each year. The Existing Notes are unsecured senior obligations, which are guaranteed by certain of the Successor Company’s subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility. In addition, as described below, the Existing Notes are secured by second liens. The guarantees of the guarantor subsidiaries are unconditional, joint and several. Under the terms of the Existing Notes Indenture and subject to certain conditions, the holders of the Existing Notes have been granted a security interest in the form of a second lien over the Successor Company and certain of its subsidiaries’ property, assets and undertakings that secure the Revolving Credit Facility. Under the terms of the New Notes Indenture, an event of default would permit the holders of the Existing Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder.

(c) Covenants

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

The New Notes Indenture contains similar covenants that, among other things, limits the Successor Company’s ability to: incur, assume or guarantee additional indebtedness or issue preferred stock, pay dividends or make other equity distributions to stockholders, purchase or redeem capital stock, make certain investments, create liens, sell or otherwise dispose of assets, engage in transactions with affiliates, and merge or consolidate with another entity, or transfer substantially of the Successor Company’s assets.

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

(d) Interest

During the three and nine months ended September 30, 2012, the Successor Company incurred $2.8 million of interest expense on the New Notes. The effective interest rate on these notes during the three months ended September 30, 2012 was 9.4%.

During the three and nine months ended September 30, 2012, the Successor Company incurred interest expense of $5.4 million and $13.6 million, respectively, on the Existing Notes. During the three and five months ended September 30, 2011, the Successor Company incurred interest expense of $4.2 million and $6.9 million, respectively on the Existing Notes. For the four months ended April 30, 2011, the Predecessor Company incurred interest expense of $4.4 million on the senior floating rate notes that were in place prior to the issuance of the Existing Notes on the Plan Implementation Date. The effective interest rate on these notes for the three and nine months ended September 30, 2012 was 5.0% and the rate in effect on September 30, 2012 was 5% (December 31, 2011 - 5.0%). The effective interest rate on these notes for the three and five months ended September 30, 2011 and four months ended April 30, 2011 was 5.2%, 5.2% and 4.1%, respectively.

e) Deferred Financing Costs

As at September 30, 2012, the Successor Company had the following deferred financing costs:

September 30, 2012	Cost	Amortization	Net Book Value
Deferred financing costs related to:
New Notes	$2,751	$77	$2,674
Revolving Credit Facility	376	133	243
Total	3,127	210	2,917

Deferred financing costs are capitalized and amortized to interest expense over the life of the debt instruments on a straight-line basis, which approximates the effective interest rate method. As at September 30, 2012, the Successor Company had $2.7 million of deferred financing costs recorded related to the fees that were incurred to complete the Exchange Offer described in note 12(a) above and $0.2 million of deferred financing costs related to amendments to the Revolving Credit Facility described in note 12(e) below. As at September 30, 2012, approximately $0.8 million and $2.1 million of the deferred financing costs have been classified as current and non-current, respectively.

Upon implementation of fresh start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs, related to the Existing Floating Rate Notes and Exit Credit Facility, were fair valued to nil. As a result, the Successor Company had nil deferred financing costs as at September 30, 2011.

During the three and nine months ended September 30, 2012, the Successor Company recorded $0.1 million and $0.2 million of non-cash interest expense, respectively, related to the amortization of its deferred financing costs. During the three and five months ended September 30, 2011 and the four months ended April 30, 2011, Angiotech recorded nil, nil and $3.9 million of non-cash interest expense, respectively.

f) Revolving Credit Facility

On March 12, 2012, the Successor Company completed a second amendment to its Revolving Credit Facility to provide increased financial flexibility and improve its overall liquidity. This amendment provides for, among other things: (i) the repurchase of the Successor Company’s outstanding Senior Floating Rate Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by the Successor Company’s foreign subsidiaries; (iv) the ability to dispose of certain of the Successor Company’s intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over the Successor Company’s short term investments; (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. Total fees of $0.4 million were incurred to complete this amendment.

On August 13, 2012, the Successor Company completed a third amendment to its Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

As at September 30, 2012, the Successor Company had nil borrowings outstanding under the Revolving Credit Facility (December 31, 2011 - $0.04 million), $0.8 million of letters of credit issued under the facility (December 31, 2011 - $2.6 million) and $23.7 million of remaining availability under the Revolving Credit Facility (December 31, 2011 - $21.3 million). During the three and nine months ended September 30, 2012, the Successor Company incurred nil interest expense on borrowings under the Revolving Credit Facility.

13. RESTRUCTURING CHARGES

In April 2012, the Successor Company announced the closure of its Denmark manufacturing plant, primarily due to the high cost of manufacturing in that territory. Production activities associated with the Demark manufacturing plant will be transferred to other locations. Closure of the Denmark manufacturing plant is expected to be completed by April 30, 2013.

During the three and nine months ended September 30, 2012, the Medical Device Products segment of the Successor Company incurred and recorded $0.5 million of retention and severance costs and $0.3 million of costs related to certain transfer and transition activities. Approximately $0.4 million of the retention and severance costs related to manufacturing employees and was recorded in cost of products sold during the three months ended September 30, 2012. The remaining $0.1 million of retention and severance costs related to administrative employees and was recorded in selling, general and administrative expenses along with the $0.3 million of transition cost discussed above. The Successor Company expects to incur a further $0.5 million in retention and severance costs and $0.7 million of other transfer and transition activities over the next year. In accordance with ASC No. 420 — Exit or Disposal Cost Obligations, the retention and severance costs were measured at the communication date, based upon the fair value of the liability as of the termination date, and shall be recognized ratably over the future service period. Other transfer and transition costs shall be recognized in the period in which the liability is incurred. At the date of this assessment, management is still assessing the tax impact of the closure of the Denmark manufacturing facility.

14.                INCOME TAXES

Income tax expense for the three months ended September 30, 2012 was $4.6 million compared to an income tax recovery of $2.6 million recorded during the same period in 2011.  Income tax expense for the nine months ended September 30, 2012 was $11.0 million compared to an income tax recovery of $2.1 million during the five months ended September 30, 2011 and income tax expense of $0.3 million during the four months ended April 30, 2011. The increase in income tax expense for both periods is primarily due to higher income from operations in the U.S. and other foreign jurisdictions as well as the effect of the limitation on the utilization of U.S. losses available to the Successor Company to offset current income.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25% primarily due to valuation allowances on net operating losses in certain jurisdictions, tax rate differences in foreign jurisdictions, and permanent differences not subject to tax.

15.                SHARE CAPITAL

a) Common Shares

During the three and nine months ended September 30, 2012, the Successor Company issued nil and 26,702 common shares, respectively, upon the vesting of Restricted Stock awards. The Company issues new shares to satisfy stock option and award exercises.

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

(1) Restricted Stock

The terms of the Restricted Stock provide that a holder shall generally have the same rights and privileges as a common shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant. During the nine months ended September 30, 2012, 43,403 commons shares were issued to executives upon the vesting of units of Restricted Stock (nil for the five months ended September 30, 2011), at which time Angiotech repurchased 16,701 units from the executives in consideration of withholding taxes owing on the vested units.

A summary of Restricted Stock activity for the Successor Company is as follows:

	Number outstanding	Weighted average grant date fair value
Outstanding at May 1, 2011	—	$—
Granted	221,354	15.17
Outstanding at June 30, 2011	221,354	$15.17
Vested and exchanged for common shares	(91,146)	15.17
Outstanding at September 30, 2011	130,208	15.17
Outstanding and Exercisable at September 30, 2011	—	—

	Number outstanding	Weighted average grant date fair value
Outstanding at December 31, 2011	130,208	$15.17
Outstanding at March 31, 2012	130,208	$15.17
Vested and exchanged for common shares	(43,403)
Outstanding at June 30, 2012	86,805	$15.17
Outstanding at September 30, 2012	86,805	15.17
Outstanding and Exercisable at September 30, 2012	—	—

A summary of the status of nonvested restricted stock awards as of September 30, 2012 and changes during the three months ended September 30, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—
Granted	221,354	$15.17
Nonvested at June 30, 2011	221,354	$15.17
Vested and exchanged for common shares	(91,146)	15.17
Nonvested at September 30, 2011	130,208	15.17

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	130,208	$15.17
Nonvested at March 31, 2012	130,208	$15.17
Vested and exchanged for common shares	(43,403)
Nonvested at June 30, 2012	86,805	$15.17
Nonvested at September 30, 2012	86,805	15.17

Stock-based compensation expense related to Restricted Stock for the three months ended September 30, 2012 was $0.2 million.

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

A summary of RSU activity for the Successor Company is as follows:

	No. of RSUs	Weighted average grant date fair value
Outstanding at May 1, 2011	—
Granted	299,479	$15.17
Outstanding at June 30, 2011	299,479	$15.17
Granted	116,000	15.17
Outstanding at September 30, 2011	415,479	15.17
Outstanding and Exercisable at September 30, 2011	—

	No. of RSUs	Weighted average grant date fair value
Outstanding at December 31, 2011	415,479	$14.48
Forfeited	(14,500)
Outstanding at March 31, 2012	400,979	$14.60
Granted	189,500	$12.02	(a)
Exercised	—
Forfeited	—
Outstanding at June 30, 2012	590,479	$13.38
Granted	30,000	12.02
Exercised	(22,000)	15.17
Forfeited	(14,500)
Outstanding at September 30, 2012	583,979	13.63
Outstanding and Exercisable at September 30, 2012	269,097	$15.06

(a)         The fair value of these RSU grants was determined by a third party valuation based on market inputs.

A summary of the status of nonvested RSU awards as of September 30, 2012 and changes during the three months ended September 30, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	299,479	15.17
Nonvested at June 30, 2011	299,479	15.17
Nonvested at September 30, 2011	299,479	$15.17

	No. of awards	Weighted average grant- date fair value
Nonvested at December 31, 2011	161,573	$13.38
Forfeited	(14,500)
Nonvested at March 31, 2012	147,073	$13.38
Granted	189,500	12.02
Vested	(37,191)	15.17
Nonvested at June 30, 2012	299,382	$11.75
Granted	30,000	$12.02
Forfeited	(14,500)	6.05
Nonvested at September 30, 2012	314,882	12.31

Stock-based compensation expense related to RSUs for the three months ended September 30, 2012 was $0.3 million. The aggregate intrinsic value of RSUs outstanding and exercisable is $4.4 million.

(3) Stock Options

Outstanding stock options expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors put in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the three months ended September 30, 2012 was $0.2 million.

A summary of stock option and award activity for the Successor Company is as follows:

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at May 1, 2011	—
Granted	708,023	$20.00	7.00	$9.40
Outstanding at June 30, 2011	708,023	$20.00	6.87	$9.00
Outstanding at September 30, 2011	708,023	20.00	6.62	9.00
Outstanding and Exercisable at September 30, 2011	—

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at December 31, 2011	673,523	$20.00	6.37	9.45
Forfeited	(28,200)	20.00	—	—
Outstanding at March 31, 2012	645,323	$20.00	6.17	$9.50
Granted	—
Exercised	—
Forfeited	—
Outstanding at June 30, 2012	645,323	$20.00	5.87	$9.50
Forfeited	(9,000)
Outstanding at September 30, 2012	636,323	20.00	5.62	9.51
Outstanding and Exercisable at September 30, 2012	434,559	$20.00	5.62	$9.64

A summary of the status of nonvested stock option awards as of September 30, 2012 and changes during the three months ended September 30, 2012, is presented below:

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at May 1, 2011	—
Granted	708,023	$9.40	$20.00

Nonvested at June 30, 2011	708,023	$9.40	$20.00
Nonvested at September 30, 2011	708,023	9.40	20.00

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at December 31, 2011	344,346	$9.15	$2.00
Forfeited	(28,200)	8.42	20.00

Nonvested at March 31, 2012	316,146	$9.62	20.00
Granted	—
Vested	(105,382)	$8.42	$20.00
Forfeited	—

Nonvested at June 30, 2012	210,764	$8.42	$20.00
Forfeited	(6,000)
Nonvested at September 30, 2012	204,764	8.24	20.00

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

(c) Stock-based compensation expense

The Successor Company recorded stock-based compensation expense of $0.7 million and $2.0 million for the three and nine months ended September 30, 2012, respectively, and $3.7 million for both the three and five months ended September 30, 2011. The Predecessor Company recorded $0.1 million and $0.4 million for the one and four months ended April 30, 2011, respectively. The stock based compensation expense relates to awards granted under the Company’s stock option plan that was modified or settled subsequent to October 1, 2002.

The Company expenses the compensation cost of stock-based payments using the straight-line method over the vesting period. The total unrecognized compensation cost of non-vested awards was $5.1 million as at September 30, 2012. The Successor Company did not grant any awards during the three months ended September 30, 2012. The Predecessor Company did not grant any awards during the one and four months ended April 30, 2011.

During the one and four months ended April 30, 2011 the following activity occurred for the Predecessor Company:

(in thousands)	One and Four months ended April 30, 2011
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a
U.S. dollar awards		$0.4
Total fair value of awards vested		$0.4

Cash received from award exercises was $nil for the one and four months ended April 30, 2011.

During the three months ended September 30, 2012 the following activity occurred for the Successor Company:

Successor Company
(in thousands)	Three months ended September 30, 2012
Total intrinsic value of awards exercised
Restricted Stock	$	n/a
Restricted Stock Units	$	n/a
Stock Options	$	n/a
Total fair value of awards vested	$	nil

16.                CONTINGENCIES AND COMMITMENTS

(a) Commitments

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, Angiotech was contractually required to make certain contingent payments of up to $2.0 million upon achievement of certain clinical and regulatory milestones and up to $10.7 million upon achievement of certain commercialization milestones. In May 2012, Angiotech entered into an amendment to the original 2007 Asset Purchase Agreement and Amended and Restated License Agreement with Biopsy Sciences, LLC, to eliminate all future financial obligations related to the development, commercialization and sale of the BioSeal Product in exchange for an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as a research and development expense in the consolidated statement of operations during the nine months ended September 30, 2012.

(b) Contingencies

From time to time, the Successor Company may be subject to claims and legal proceedings brought against Angiotech in the normal course of business. Such matters are subject to many uncertainties and may be difficult for management to determine the outcome or estimate the potential range of losses if the Successor Company does not prevail in such matters. The Successor Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required. Management cannot provide assurance that the legal proceedings disclosed here, or other legal proceedings not disclosed here, will not have a material adverse impact on our financial condition or results of operations.

At the European Patent Office (“EPO”), various patents either owned or licensed by or to Angiotech are in opposition proceedings. The outcomes of these proceedings have not yet been determined.

17.                SEGMENTED INFORMATION

As at September 30, 2012, the Successor Company had two reportable segments based on the type of revenue generated: (i) Medical Device Products and (2) Licensed Technologies. The Medical Device Products segment includes revenues and gross margins of single use, specialty medical devices. The Licensed Technologies segment includes royalty revenue generated from out-licensing technology related primarily to drug-eluting stents.

The Successor Company and Predecessor Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the three and nine months ended September 30, 2012; the three and five months ended September 30, 2011; and the four months ended April 30, 2011:

	Successor Company
	Three months ended September 30,	Three months ended September 30,
	2012	2011
Revenue
Medical Device Products	$52,661	$51,899
Licensed Technologies	3,976	5,497

Total revenue	56,637	57,396

Cost of products sold – Medical Device Technologies	24,072	38,796
Licence and royalty fees – Licensed Technologies	98	50

Gross margin
Medical Device Technologies	28,589	13,103
Licensed Technologies	3,878	5,447

Total gross margin	32,467	18,550

Research and development	1,399	4,614
Selling, general and administration	16,010	22,613
Depreciation and amortization	8,445	9,246
Write-down of property, plant and equipment	—	143

Operating income (loss)	6,613	(18,066)
Other expenses	(10,625)	(3,227)
Loss before reorganization items and income taxes	(4,012)	(21,293)
Income tax expense (recovery)	4,596	(2,609)
Net loss	$(8,608)	$(18,684)

	Successor Company		Predecessor Company
	Nine months ended September 30,	Five months ended September 30,	Four month ended April 30,
	2012	2011	2011
Revenue
Medical Device Products	$163,808	$87,801	$69,198
Licensed Technologies	14,718	6,565	11,068

Total revenue	178,526	94,366	80,266

Cost of products sold — Medical Device Technologies	76,077	65,730	32,219
Licence and royalty fees — Licensed Technologies	272	100	68

Gross margin
Medical Device Technologies	87,731	22,071	36,979
Licensed Technologies	14,446	6,465	11,000

Total gross margin	102,177	28,536	47,979

Research and development	5,807	7,443	5,686
Selling, general and administration	51,440	35,394	24,846
Depreciation and amortization	25,896	14,935	14,329
Write-down of assets held for sale	—	—	570
Write-down of property, plant and equipment	865	143	215

Operating income (loss)	18,169	(29,379)	2,333
Other expenses	(18,688)	(5,655)	(10,939)

Loss before reorganization items and income taxes	(519)	(35,034)	(8,606)
Reorganization items	—	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307
Loss before income taxes	(519)	(35,034)	379,785
Income tax expense (recovery)	11,036	(2,102)	267
Net (loss) income	$(11,555)	$(32,932)	$379,518

During the three and nine months ended September 30, 2012, revenue from BSC represented approximately 1% and 6% of total revenue, respectively. During the three and five months ended September 30, 2011 and the four months ended April 30, 2011, royalty revenue from BSC represented approximately 8%, 7% and 12% of total revenue.

The following table represents total assets for each reportable segment at September 30, 2012 and December 31, 2011:

	Successor Company
	September 30,	December 31,
	2012	2011

Total assets
Medical Device Technologies	$553,297	$522,120
Licensed Technologies	73,547	85,986

Total assets	$626,844	$608,106

The following tables present capital expenditures for each reportable segment during the three and nine months ended September 30, 2012; the three and five months ended September 30, 2011; and the four months ended April 30, 2011:

	Successor Company
	Three months ended September 30,	Three months ended September 30,
	2012	2011
Capital expenditures
Medical Device Products	$447	$133
Licensed Technologies	—	216

Total capital expenditures	$447	$349

	Successor Company		Predecessor Company
	Nine months ended September 30,	Five months ended September 30,	Four month ended April 30,
	2012	2011	2011
Capital expenditures
Medical Device Products	$1,296	$504	$621
Licensed Technologies	—	230	324

Total capital expenditures	$1,296	$734	$945

18.                NET (LOSS) INCOME PER SHARE

Net loss per share was calculated as follows:

	Successor Company
	Three months ended September 30,	Three months ended September 30,
	2012	2011

Numerator:
Net loss	$(8,608)	$(18,684)
Denominator:
Basic and diluted weighted average common shares outstanding	12,818	12,721
Basic and diluted net loss per common share:	$(0.67)	$(1.47	)(1)

	Successor Company			Predecessor Company
	Nine months ended September 30,	Five months ended September 30,		Four months ended April 30,
	2012	2011		2011

Numerator:
Net (loss) income	$(11,555)	$(32,932)		$379,518

Denominator:
Basic and diluted weighted average common shares outstanding	12,818	12,710		85,185
Basic and diluted net (loss) income per common share:	$(0.90)	$(2.59	)(1)	$4.46	(2)

(1)         There is no dilutive effect on basic weighted average common shares outstanding for the three and nine months ended September 30, 2012 and the three and five months ended September 30, 2011the Company was in a net loss position during these periods.

(2)         There was no dilutive effect on the basic weighted average common shares outstanding for the four months ended April 30, 2011 given that the impact of stock options was anti-dilutive.

19.             CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATIONS AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company
	Three months ended Septmeber 30,	Three months ended September 30,
	2012	2011

Accounts receivable	$2,052	$(756)
Income tax receivable	(811)	(14)
Inventories	(6,300)	1,172
Prepaid expenses and other assets	(899)	391
Deferred financing costs	(648)	—
Accounts payable and accrued liabilities	459	1,152
Income taxes payable	(2,199)	464
Interest payable on long term debt	688	(118)
	$(7,658)	$2,291

	Successor Company		Predecessor Company
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,
	2012	2011	2011

Accounts receivable	$43	$4,076	$(855)
Income tax receivable	126	(14)	(645)
Inventories	(10,195)	2,137	(2,603)
Prepaid expenses and other assets	2,741	1,257	917
Deferred financing costs	(648)	—	(1,408)
Accounts payable and accrued liabilities	(4,812)	353	(10,020)
Income taxes payable	1,435	744	(770)
Interest payable on long term debt	643	(873)	2,663
	$(10,667)	$7,680	$(12,721)

Supplemental disclosure:

	Successor Company
	Three months ended September 30,	Three months ended September 30,
	2012	2011

Net income taxes paid	$8,306	$876
Interest paid	4,633	4,152
Deferred financing charges and costs accrued but not paid	1,050	—
Non-cash transaction - exchange of $225.0 million Existing Notes for $229.4 million of New Notes	229,413	—

	Successor Company		Predecessor Company
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,
	2012	2011	2011

Net income taxes paid	9,664	$1,511	$2,334
Interest paid	12,893	7,780	3,763
Deferred financing charges and costs accrued but not paid	1,050	—	1,160
Non-cash transaction - settlement of Subordinated Notes and related interest obligations for common shares	—	—	202,948
Non-cash transaction - exchange of $225.0 million Existing Notes for $229.4 million of New Notes	229,413	—	—

20.                CONDENSED CONSOLIDATED GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of September 30, 2012 and December 31, 2011 and for the three and five months ended September 30, 2011 and the four months ended April 30, 2011for the direct and indirect subsidiaries of Angiotech that serve as guarantors of the Senior Floating Rate Notes, and for the subsidiaries that do not serve as guarantors. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Angiotech. All of Angiotech’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at September 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantor	Non Guarantor	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS

Current assets
Cash and cash equivalents	$21,875	$26,663	$11,174	$—	$59,712
Short term investments	556	—	—	—	556
Accounts receivable	(46)	19,857	8,824	—	28,635
Income taxes receivable	—	765	570	—	1,335
Inventories	—	37,454	7,094	—	44,548
Deferred income taxes, current portion	—	4,931	—	—	4,931
Deferred financing costs, current portion	—	831	—	—	831
Prepaid expenses and other current assets	2,178	600	1,005	—	3,783
Total Current Assets	24,563	91,101	28,667	—	144,331

Investment in subsidiaries	174,216	28,554	—	(202,770)	—
Property, plant and equipment	1,384	26,071	6,982	—	34,437
Intangible assets	65,354	239,195	14,726	—	319,275
Goodwill	—	101,245	22,526	—	123,771
Deferred income taxes	1,909	743	—	—	2,652
Deferred financing costs, non-current portion	—	2,087	—	—	2,087
Other assets	80	6	205	—	291
Total Assets	267,506	489,002	73,106	(202,770)	626,844

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	4,898	16,177	5,167	—	26,242
Income taxes payable	573	—	2,887	—	3,460
Deferred income taxes, current portion	—	—	—		—
Interest payable on long-term debt	374	1,720	—	—	2,094
Deferred revenue, current portion	8,223	2,309	60	—	10,592
Debt	40,000	—	—	—	40,000
Total Current Liabilities	54,068	20,206	8,114	—	82,388

Deferred revenue	14,041	3,941	570	—	18,552
Deferred income taxes		88,591	4,445	—	93,036
Other tax liabilities	2,526	1,526	2,532	—	6,584
Debt	60,000	229,413	—	—	289,413
Other liabilities
Total Non-current Liabilities	76,567	323,471	7,547	—	407,585

Total Shareholders’ (Deficit) Equity	136,871	145,325	57,445	(202,770)	136,871
Total Liabilities and Shareholders’ (Deficit) Equity	$267,506	$489,002	$73,106	$(202,770)	$626,844

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

Condensed Consolidated Statement of Operations

Three months ended September 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$—	$37,846	$18,243	$(3,428)	$52,661
Royalty revenue	2,882	1,030	—	—	3,912
License fees	—	—	64	—	64
	2,882	38,876	18,307	(3,428)	56,637

EXPENSES
Cost of products sold	—	13,866	12,235	(2,029)	24,072
License and royalty fees	98	—	—	—	98
Research & development	63	1,246	90	—	1,399
Selling, general and administration	1,392	12,179	2,439	—	16,010
Depreciation and amortization	3,741	4,357	347	—	8,445
Write-down of property, plant and equipment	—	—	—	—	—
Write-down of intangible assets	—	—	—	—	—
	5,294	31,648	15,111	(2,029)	50,024

Operating income (loss)	(2,412)	7,228	3,196	(1,399)	6,613

Other income (expense)
Foreign exchange gain (loss)	(237)	(7)	(709)	—	(953)
Other (expense) income	51	40	116	—	207
Interest expense	(2,569)	(2,979)	—	—	(5,548)
Impairments and realized losses on investments	(87)	—	169	—	82
Debt extinguishment loss	—	(4,413)			(4,413)
Total other expenses	(2,842)	(7,359)	(424)	—	(10,625)

Income (loss) before income tax expense (recovery)	(5,254)	(131)	2,772	(1,399)	(4,012)
Income tax expense (recovery)	2,350	1,008	1,238	—	4,596

Income (loss) from operations	(7,604)	(1,139)	1,534	(1,399)	(8,608)
Equity in subsidiaries	(1,004)	2,496		(1,492)	—
Net income (loss)	$(8,608)	$1,357	$1,534	$(2,891)	$(8,608)

Successor Company—Condensed Consolidated Statement of Operations

Three months ended September 30, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$—	$38,099	$17,182	$(3,382)	$51,899
Royalty revenue	4,476	1,021	—	—	5,497
	4,476	39,120	17,182	(3,382)	57,396
EXPENSES
Cost of products sold	—	26,781	13,832	(1,817)	38,796
License and royalty fees	50	—	—	—	50
Research & development	2,626	1,880	108	—	4,614
Selling, general and administration	4,497	15,106	3,010	—	22,613
Depreciation and amortization	3,987	4,681	578	—	9,246
Write-down of property, plant and equipment	—	143	—	—	143
	11,160	48,591	17,528	(1,817)	75,462
Operating income (loss)	(6,684)	(9,471)	(346)	(1,565)	(18,066)
Other income (expense)
Foreign exchange gain (loss)	514	58	564	—	1,136
Other (expense) income	151	66	4	—	221
Interest expense	(4,205)	(375)	(4)	—	(4,584)
Total other expenses	(3,540)	(251)	564	—	(3,227)
Income (loss) before income tax expense (recovery)	(10,224)	(9,722)	218	(1,565)	(21,293)
Income tax expense (recovery)	421	(4,163)	1,133	—	(2,609)
Income (loss) from operations	(10,645)	(5,559)	(915)	(1,565)	(18,684)
Equity in subsidiaries	(8,039)	2,077	—	5,962	—
Net income (loss)	$(18,684)	$(3,482)	$(915)	$4,397	$(18,684)

Condensed Consolidated Statement of Operations

Nine months ended September 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

REVENUE
Product sales, net	$—	$117,150	$57,127	$(10,469)	$163,808
Royalty revenue	12,069	2,565	—	—	14,634
License fees	—	—	84	—	84
	12,069	119,715	57,211	(10,469)	178,526

EXPENSES
Cost of products sold	—	44,829	37,398	(6,150)	76,077
License and royalty fees	272	—	—	—	272
Research & development	876	4,701	230	—	5,807
Selling, general and administration	6,773	37,029	7,638	—	51,440
Depreciation and amortization	11,536	13,329	1,031	—	25,896
Write-down of property, plant and equipment	692	173	—	—	865
	20,149	100,061	46,297	(6,150)	160,357

Operating income (loss)	(8,080)	19,654	10,914	(4,319)	18,169

Other income (expense)
Foreign exchange gain (loss)	(248)	(23)	(738)	—	(1,009)
Other (expense) income	647	346	114	—	1,107
Interest expense	(10,785)	(3,321)	—	—	(14,106)
Impairments and realized losses on investments	(436)	—	169	—	(267)
Debt extinguishment loss	—	(4,413)	—	—	(4,413)
Total other expenses	(10,822)	(7,411)	(455)	—	(18,688)

Income (loss) before income tax expense (recovery)	(18,902)	12,243	10,459	(4,319)	(519)
Income tax expense (recovery)	2,309	5,082	3,645	—	11,036

Income (loss) from operations	(21,211)	7,161	6,814	(4,319)	(11,555)
Equity in subsidiaries	9,656	9,032	—	(18,688)	—
Net income (loss)	$(11,555)	$16,193	$6,814	$(23,007)	$(11,555)

Successor Company—Condensed Consolidated Statement of Operations

Five months ended September 30, 2011

USD (in ‘000s)

	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total
REVENUE
Product sales, net	$7	$64,440	$29,466	$(6,112)	$87,801
Royalty revenue	4,570	1,995	—	—	6,565
	4,577	66,435	29,466	(6,112)	94,366

EXPENSES
Cost of products sold	—	44,846	24,278	(3,394)	65,730
License and royalty fees	100	—	—	—	100
Research & development	3,842	3,397	204	—	7,443
Selling, general and administration	6,227	24,373	4,794	—	35,394
Depreciation and amortization	6,452	7,614	869	—	14,935
Write-down of property, plant and equipment	—	143	—	—	143
	16,621	80,373	30,145	(3,394)	123,745
Operating income (loss)	(12,044)	(13,938)	(679)	(2,718)	(29,379)
Other income (expense)
Foreign exchange gain (loss)	685	82	860	—	1,627
Other (expense) income	804	(2,630)	2,160	—	334
Interest expense	(6,989)	(610)	(17)	—	(7,616)
Total other expenses	(5,500)	(3,158)	3,003	—	(5,655)
Income (loss) before income tax expense (recovery)	(17,544)	(17,096)	2,324	(2,718)	(35,034)
Income tax expense (recovery)	931	(4,937)	1,904	—	(2,102)
Income (loss) from operations	(18,475)	(12,159)	420	(2,718)	(32,932)
Equity in subsidiaries	(14,457)	3,363	—	11,094	—
Net income (loss)	$(32,932)	$(8,796)	$420	$8,376	$(32,932)

Condensed Consolidated Statement of Operations

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Guarantors Subsidiaries	Non Guarantors Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$8	$54,494	$22,832	$(8,136)	$69,198
Royalty revenue	9,930	1,011	—	—	10,941
License fees	—	—	127	—	127
	9,938	55,505	22,959	(8,136)	80,266

EXPENSES
Cost of products sold	—	22,041	14,783	(4,605)	32,219
License and royalty fees	68	—	—	—	68
Research & development	2,448	3,022	216	—	5,686
Selling, general and administration	3,187	18,198	3,461	—	24,846
Depreciation and amortization	3,007	11,021	301	—	14,329
Write-down of assets held for sale	570	—	—	—	570
Write-down of property, plant and equipment	—	215	—	—	215
	9,280	54,497	18,761	(4,605)	77,933

Operating income (loss)	658	1,008	4,198	(3,531)	2,333

Other income (expense)
Foreign exchange gain (loss)	(492)	(46)	(108)	—	(646)
Other (expense) income	1,116	(1,134)	52	—	34
Interest expense on long-term debt	(7,372)	(2,914)	(41)	—	(10,327)

Total other expenses	(6,748)	(4,094)	(97)	—	(10,939)

Loss before reorganization items and income tax expense	(6,090)	(3,086)	4,101	(3,531)	(8,606)
Reorganization items	81,377	215,459	24,248	—	321,084
Gain on extinguishment of debt and settlement of other liabilities	67,307	—	—	—	67,307
Income (loss) before income tax	142,594	212,373	28,349	(3,531)	379,785
Income tax (recovery) expense	(197)	(910)	1,374	—	267

Income (loss) from operations	142,791	213,283	26,975	(3,531)	379,518
Equity in subsidiaries	(4,086)	2,502	—	1,584	—
Net income (loss)	$138,705	$215,785	$26,975	$(1,947)	$379,518

Condensed Consolidated Statement of Cash Flows

For the three months ended September 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(224,694)	$226,913	$1,432	$—	$3,651

Cash used in operating activites	(224,694)	226,913	1,432	—	3,651

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(56)	(391)	—	—	(447)
Cash used in investing activities	(56)	(391)	—	—	(447)

FINANCING ACTIVITIES:
Deferred financing charges and costs	—	(1,679)	—	—	(1,679)
Dividends received / (paid)	225,000	(225,000)	—	—	—
Intercompany notes payable/receivable	828	(828)	—	—	—
Cash (used in) provided by financing activities	225,828	(227,507)	—	—	(1,679)

Effect of exchange rate changes on cash and cash equivalents	—	—	196	—	196
Net (decrease) increase in cash and cash equivalents	1,078	(985)	1,628	—	1,721
Cash and cash equivalents, beginning of period	20,797	27,648	9,546	—	57,991
Cash and cash equivalents, end of period	$21,875	$26,663	$11,174		$59,712

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

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(212,694)	$243,481	$8,095	$—	$38,882

Cash used in operating activites	(212,694)	243,481	8,095	—	38,882

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(112)	(1,060)	(124)	—	(1,296)
Proceeds from disposition of property, plant and equipment	576	400	—	—	976
Proceeds from disposition of short term investments	2,272	—	—	—	2,272
Cash used in investing activities	2,736	(660)	(124)	—	1,952

FINANCING ACTIVITIES:
Share capital issued	(881)	—	—	—	(881)
Deferred financing charges and costs	—	(2,503)	—	—	(2,503)
Dividends received / (paid)	225,000	(222,000)	(3,000)	—	—
Advances on Revolving Credit Facility	—	—	—	—	—
Repayments on revolving Credit Facility	—	(39)	—	—	(39)
Intercompany notes payable/receivable	(935)	935	—	—	—
Cash (used in) provided by financing activities	223,184	(223,607)	(3,000)	—	(3,423)

Effect of exchange rate changes on cash and cash equivalents	—	—	128	—	128
Net (decrease) increase in cash and cash equivalents	13,226	19,214	5,099	—	37,539
Cash and cash equivalents, beginning of period	8,649	7,449	6,075	—	22,173
Cash and cash equivalents, end of period	$21,875	$26,663	$11,174	$—	$59,712

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

21.                SUBSEQUENT EVENTS

Redemption of Existing Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, the Successor Company exercised its option to call for the partial redemption of $40.0 million in aggregate principal amount of its outstanding Existing Notes. These Existing Notes were redeemed on October 17, 2012 at 100% of the principal amount, together with accrued interest of $0.2 million.

A portion or all of the remaining $60 million of Existing Notes may be refinanced and/or repaid, prior to maturity. If the Existing Notes are repaid prior to maturity, the Successor Company will likely use excess cash generated from operating activities and/or current and future consideration to be received from the Quill transaction with Ethicon, which was completed in April 2012 and is discussed in note 11 (b).

Quill Proceeds

In October 2012, Angiotech received $22.0 million in proceeds related to the achievement of certain product development milestones associated with the development of an initial set of product codes for Ethicon. As discussed in note 11, the $22.0 million of consideration will be recorded as deferred revenue and is expected to be ratably recognized into revenue upon completion of certain activities over period of approximately three years. Management anticipates that the Successor Company will begin to recognize revenue recognition in the fourth quarter of 2012 upon completion and fulfillment of certain of its performance obligations.

Item 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the three and nine months ended September 30, 2012

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the three and nine months ended September 30, 2012 should be read in conjunction with our unaudited consolidated financial statements as at and for the three and nine months ended September 30, 2012 and our audited consolidated financial statements as at December 31, 2011 and for the five months ended September 30, 2011 and four months ended April 30, 2011. The MD&A and unaudited financial statements for the three and nine months ended September 30, 2012 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of interim financial information. Additional information relating to our company, including our 2011 Annual Report on Form 10-K, is available by accessing the EDGAR website at www.sec.gov/edgar.shtml.

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

In addition, our business is subject to certain operating risks that may cause any results expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q to differ materially from our actual results. These operating risks include: market acceptance of our technology and products; our ability to successfully manufacture, market and sell our various products; the impact of changes in our business strategy or development plans; our ability to attract and retain qualified personnel; our ability to complete, in a timely and cost effective manner, pre-clinical and clinical development of certain potential new products; our ability to obtain or maintain patent protection for discoveries; potential commercialization limitations imposed by patents owned or controlled by third parties; our ability to obtain rights to technology from licensors; liability for patent claims and other claims asserted against us; the availability of capital to finance our activities; our ability to service our debt obligations; and any other factors referenced in our other filings with the applicable securities regulatory authorities.

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

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on May 12, 2011, we adopted fresh-start accounting as required by ASC No. 852. We applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, we refer to Angiotech as the “Predecessor Company” for all periods preceding the Convenience Date and “Successor Company” for all periods subsequent to the Convenience Date. Financial information presented in this MD&A therefore includes the results of the Successor Company for the three and nine months ended September 30, 2012, the three and five months ended September 30, 2011 and the results of the Predecessor Company for the four months ended April 30, 2011.

Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of our assets and liabilities to their estimated fair values, (ii) the elimination of our pre-reorganization deficit, additional paid-in-capital and accumulated other comprehensive income balances and (iii) reclassification of certain balances.  Given these material changes to our consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company. However, given that these fresh start adjustments were non-cash in nature and did not change our business or operations, we believe that the comparison of the three and nine months ended September 30, 2012 versus the three and nine months ended September 30, 2011 provides the best basis for analyzing our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

Business Overview

Angiotech develops, manufactures and markets medical device products and technologies. Our products are designed to serve physicians and patients primarily in the areas of interventional oncology, wound closure and ophthalmology. We currently operate in two business segments: Medical Device Products and Licensed Technologies.

Medical Device Products

Our Medical Device Products segment, which generates the majority of our revenue, develops, manufactures and markets a wide range of single use medical device products, as well as precision manufactured medical device components. These products and components are sold directly to hospitals, clinics, physicians, other end users, medical products distributors, and other third-party medical device manufacturers.

Our most significant product groups within this business segment include:

•                  Interventional Oncology. We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. We also offer additional product lines for selected other interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines. Our most significant product lines include our BioPince™ full core biopsy devices, our True-Core™ and SuperCore™ single use disposable biopsy devices, our T-Lok™ bone marrow biopsy devices and our SKATER™ line of drainage catheters. We sell the significant majority of these product lines through our direct sales organization directly to hospitals and other end users, as well as through third party medical products distributors in certain countries outside of the United States.

•                  Wound Closure. We develop, manufacture and market a full line of wound closure products, primarily various types of sutures and surgical needle products. Our most significant product lines include our Quill™ Knotless Tissue-Closure products and our LOOK™ brand sutures for dental and general surgery. We sell these product lines, in particular our Quill product line, directly to hospitals, surgery centers, clinics and other end users through our direct sales organization, as well as through third party medical products distributors. We also manufacture certain of these products in finished form for other third party medical device manufacturers and distributors that sell them under independently owned brand names.

•                  Ophthalmology. We develop, manufacture and market a selection of single-use disposable products for ophthalmic surgery, including various types of surgical blades used primarily in cataract surgery, as well as ancillary products including sutures, cannulas, eye shields and punctual plugs. Our most significant product lines include our Sharpoint™ brand disposable ophthalmic surgical blades. We sell these product lines directly, primarily to surgery centers and clinics, through our direct sales organization, as well as through third party medical products distributors. We also manufacture ophthalmic surgical blades in finished form for other third party medical device manufacturers and distributors that sell them under independently owned brand names.

•                  Medical Device Components. We develop, manufacture and market a wide range of components, primarily on a made-to-order basis, for other third party medical device manufacturers.  These products primarily comprise unsterilized product components, which are shipped to the customer for final assembly and sterilization. These components are typically manufactured using the same manufacturing capabilities and technologies we utilize to produce our various other product lines. We sell these product lines directly to corporate customers through our direct sales organization. Our customers include many leading medical device manufacturers in the cardiology and vascular access, interventional radiology, ophthalmology, orthopedics, women’s health, and wound closure product areas.

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

We have also licensed the same technology utilized by BSC in its TAXUS product line to our partner Cook Medical, Inc. (“Cook”) for use in its Zilver PTX paclitaxel-eluting peripheral vascular stent, which is used for the treatment of vascular disease in the leg.  Zilver PTX is currently approved for sale in the E.U. and certain other countries outside of the U.S., and is awaiting approval by the U.S. Food and Drug Administration (“FDA”) for sale in the U.S. Should Cook receive U.S. approval from the FDA for Zilver PTX, we expect to receive additional royalty revenue from sales of this product.

We currently receive royalty revenue derived from sales of TAXUS and Zilver PTX based upon our license agreements with BSC and Cook which relate to the use of several families of intellectual property underlying our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volumes achieved by BSC. The royalty rate applied to Cook’s sales of Zilver PTX are flat rates, with a lower royalty rate applied to sales of Zilver PTX outside of the U.S. as compared to the U.S. regardless of the unit sales volumes achieved. On February 3, 2012, we received a $4.0 million sales milestone fee from Cook that was triggered by Cook achieving a certain targeted level of sales of Zilver PTX under the terms of our existing license agreement with them. Upon receipt, we recognized the entire $4.0 million sales milestone fee as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is subject to adjustment and will be drawn down by 50% of future Zilver PTX royalties received from Cook. During the three and nine months ended September 30, 2012, $0.3 million and $0.4 million of the deferred revenue balance was recognized respectively as revenue based on the draw down formula described above. As at September 30, 2012, the remaining deferred revenue balance was $3.5 million. Approximately $1.3 million of this balance was classified as current and $2.2 million was classified as non-current.

Minimal costs are currently associated with our receipt of royalty revenue derived from TAXUS. We expect to incur royalty expense associated with Cook’s sales of Zilver PTX based on the terms of our license agreement with the National Institutes of Health (“NIH”). We may continue to receive royalty revenue from BSC and Cook throughout the remainder of the lives of the relevant licensed patent families in each respective geography, depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

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

•                          Developing and Investing in Highly Specialized Sales and Marketing Personnel and Activities. We have developed several focused, specialized groups of sales and marketing personnel that, in combination with third party distribution networks, target highly selective market sub-segments or customers, with an emphasis on product areas where our precision manufacturing capabilities may provide us with a competitive advantage in markets that may be underserved by the largest medical product providers and manufacturers. We believe this hybrid selling approach, as opposed to working solely through third party sales organizations or personnel, facilitates our ability to build our most important product brands and help customers better understand the key advantages of our products and capabilities.

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

Significant Recent Developments

Refinancing of $225 million of Senior Floating Rate Notes

In July 2012, we launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of our outstanding $325 million existing Floating Rate Notes (the “Existing Notes”) due December 1, 2012 (the “Maximum Principal Exchange Amount”) for new 9% Senior Notes due December 1, 2016 (the “New Notes”) issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”).  On August 13, 2012, $225.0 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of New Notes.  All note holders that tendered their Existing Notes by the July 23, 2012 early tender date received the New Notes with a principal amount that included a 2% premium above the principal amount of the Existing Notes exchanged. In accordance with ASC No. 470-50 — Debt Extinguishment and Modification, the refinancing of the $225.0 million of Existing Notes was determined to be an extinguishment of debt given that the change in future cash flows on a pre and post transaction basis exceeded 10% and was therefore considered substantial. As such, the New Notes were recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered upon settlement and cancellation of the $225.0 million of Existing Notes that were tendered.  For more detail on the terms, rights and conditions associated with the New Notes, refer to Liquidity and Capital Resources below.

Redemption of $40 million of Existing Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, we exercised our call option to redeem approximately $40 million in aggregate principal amount of our $100 million outstanding Existing Notes. On October 17, 2012 we redeemed $40 million of Existing Notes at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million. After accounting for the $40 million partial redemption, our total long-term debt will be reduced to$289.4 million and our total long-term debt maturing in December 2013 will be reduced $60 million. We anticipate that we will be able to continue to reduce debt or meet our remaining debt obligations at or prior to their maturity through a combination of cash flow generated from operations, cash received from dispositions of assets or other strategic transactions or through the pursuit of debt, equity or other similar financing transactions.

Quill Transaction

On April 4, 2012, we concurrently entered into a series of agreements with Ethicon, LLC and Ethicon, Inc. (collectively “Ethicon”) in connection with our proprietary Quill technology and certain related manufacturing equipment and services. Significant terms of the respective agreements are described as follows:

i.                   Asset Sale and Purchase Agreement

On April 4, 2012, we entered into an Asset Sale and Purchase Agreement (the “APA”) with Ethicon. Pursuant to the terms of the APA, we sold certain intellectual property related to its Quill technology, as well as certain related manufacturing equipment, to Ethicon.  Under the terms of the APA, on April 4, 2012 Ethicon made an initial cash payment of $20.4 million to us, and agreed to pay us up to an additional $30.0 million in additional cash consideration, with any additional amounts that may be paid contingent upon the completion of certain activities, including the transfer of certain Quill-related know-how to Ethicon and the achievement of certain product development milestones.

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

iii.             Manufacturing and Supply Agreement

On April 4, 2012, we also entered into a Manufacturing and Supply Agreement (the “MSA”) with Ethicon, pursuant to which we will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Under the terms of the MSA, Ethicon agreed to pay us up to $12.0 million in cash consideration, with any amounts that may be paid contingent upon the completion of certain activities, specifically the achievement of certain product development milestones. The MSA requires us to fulfill periodic orders placed by Ethicon subject to certain terms and conditions.  In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products, as defined, in the field of knotless wound closure, which may be developed by us and are not otherwise covered by the MSA.

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

•                  $20.0 million of cash received up-front during April 2012 for the transfer of title of certain Quill related intellectual property to Ethicon;

•                  $5.0 million of cash received during August 2012 for the transfer of certain know-how to Ethicon;

•                  $22.0 million of cash received during October 2012 related to the achievement of certain product development milestones associated with the development of an initial set of product codes; and

•                  $15.0 million of future contingent consideration due upon the achievement of certain product development milestones primarily relating to the development of an additional set of product codes.

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

We have determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without our continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of accounting and the consideration is expected to be recognized as follows:

•                  As the earnings process associated with the $25.0 million of consideration received up to September 30, 2012 was deemed to be incomplete, it has been recorded as deferred revenue on the September 30, 2012 balance sheet.  A portion or all of the $47.0 million of consideration received to date is expected to be ratably recognized into revenue upon completion of various activities over a period of approximately three years.

•                  In accordance with ASC No. 605, we are evaluating whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the $47.0 million of consideration received to date and/or future contingent consideration may need to be reallocated to the manufacturing and supply based on management’s best estimate of selling price.  The objective of this reallocation is to ensure that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at estimated fair values, which are commensurate with gross margins earned from similar third party sales.

•                  Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at September 30, 2012, no amounts have been recorded in the financial statements as at September 30, 2012 in connection with the future contingent consideration described above. We will only begin to recognize the future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

•                  As at September 30, 2012, approximately $9.2 million of the $25.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. During the three and nine months ended September 30, 2012 we did not complete any acquisitions.

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

During the three months ended September 30, 2012, we did not enter into any new collaboration, license, sales or distribution agreements. As described under the Quill Transaction section above, on April 4, 2012 we entered into Asset Sale and Purchase Agreement, Co-Exclusive Patent and Know-How License Agreement and Manufacturing and Supply Agreement with Ethicon.

In May 2012, we entered into an amendment agreement with Biopsy Sciences, LLC that eliminates all future financial obligations owing under the original January 2007 Asset Purchase and Assignment Agreement and Amended and Restated License Agreement related to our BioSeal Product in exchange for our payment of an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as research and development expense in the consolidated statement of operations during the nine months ended September 30, 2012.

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

Results of Operations

Overview

	Three months ended September 30,	Three months ended September 30,
(in thousands of U.S.$, except per share data)	2012	2011
Revenues
Medical Products	$52,661	$51,899
Pharmaceutical Technologies	3,976	5,497

Total revenues	56,637	57,396

Operating (loss) income	6,613	(18,066)
Other expense	(10,625)	(3,227)

Loss before income tax expense	(4,012)	(21,293)
Income tax (recovery)	4,596	(2,609)
Net (loss) income	(8,608)	(18,684)

Basic and diluted net (loss) income per common share	$(0.67)	$(1.47)
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,818	12,721

During the three months ended September 30, 2012, we incurred net losses of $8.6 million, compared to $18.7 million of net losses recorded during the same period in 2011. The $10.5 million decrease in net loss was primarily driven by: (i) a decrease to cost of products sold due to the $12.8 million non-cash charge to the cost of products sold during the three months ended September 30, 2011 related to our revaluation of inventory in connection with the implementation of fresh start accounting (see Cost of Products Sold section below for more information); (ii) a $1.4 million decrease to cost of products derived from a non-recurring, non-cash inventory adjustment related to the reversal of an intercompany profit elimination entry from a prior period; (iii) a $1.3 million improvement in gross profit related to sales growth; (iv) a net $3.2 million decrease in research and development expenses primarily due to reductions in headcount and discretionary spending related to our 2011 termination of certain research and development programs; (v) a net $6.6 million decrease in selling, general and administrative spending primarily related to headcount reductions in our sales force and administrative staff during 2011; and (vi) a $0.5 million increase in royalty revenue received from Cook relating to Cook’s sales of Zilver PTX. These positive factors were partially offset by: (i) a $3.4 million decrease in royalty revenue received from BSC relating to BSC’s sales of TAXUS; (ii) a $1.0 million increase in interest expense, resulting from the higher 9% interest rate associated with the $229.4 million of New Notes issued on August 13, 2012; (iii) a $4.4 million non-cash debt extinguishment loss associated with the refinancing of $225 million of Existing Notes; (iv) a $2.1 million loss recorded due to foreign exchange fluctuations impacting the amount of our net monetary assets; and (v) a $7.2 million increase in income tax expense primarily due to consideration received from the Ethicon transaction, improved profitability of our U.S. domiciled operations, and the limitation on the utilization of our prior recorded U.S. losses available to the Successor Company to offset current income, which resulted from the conclusion of our Recapitalization Transaction in May 2011. The increase in income tax expense was partially offset by an increase in deductible interest expense related to our obligations owing under the New Notes which were domiciled in the U.S.

	Successor Company		Predecessor	Combined
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,	Nine months ended September 30,
(in thousands of U.S.$, except per share data)	2012	2011	2011	2011
Revenues
Medical Products	163,808	$87,801	$69,198	$156,999
Pharmaceutical Technologies	14,718	6,565	11,068	17,633

Total revenues	178,526	94,366	80,266	174,632

Operating (loss) income	18,169	(29,379)	2,333	(27,046)
Other expense	(18,688)	(5,655)	(10,939)	(16,594)

Loss before reorganization items and income tax expense	(519)	(35,034)	(8,606)	(43,640)
Reorganization items	—	—	321,084	321,084
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	67,307
Loss before income taxes	(519)	(35,034)	379,785	344,751
Income tax expense	11,036	(2,102)	267	(1,835)
Net (loss) income	(11,555)	(32,932)	379,518	346,586

Basic and diluted net (loss) income per common share	$(0.90)	$(2.59)	$4.46
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,818	12,710	85,185

For the nine months ended September 30, 2012, we incurred net losses of $11.5 million compared to the $346.6 million of net income recorded during the same period in 2011. The $358.5 million decline in net income is due to the following factors: (i) $321.1 million of non-recurring reorganization items recorded during 2011 (see Reorganization Items section below for more detailed information); (ii) a $67.3 million non-recurring settlement gain recognized in 2011 upon extinguishment of our $250 million Subordinated Notes, $16 million of related interest obligations and $4.5 million of certain other liabilities; (iii) a $3.3 million decrease in royalty revenue received from BSC relating to BSC’s sales of TAXUS; (iv) a $4.5 million non-cash debt extinguishment loss associated with the refinancing of $225 million of Existing Notes; (v) a $2.0 million decrease in foreign exchange gains; and (iv) a $13.1 million increase in income tax expense primarily due to consideration received from the Ethicon transaction, improved profitability of our U.S. domiciled operations, and the limitation on the utilization of our prior recorded U.S. losses available to the Successor Company to offset current income, which resulted from the conclusion of our Recapitalization Transaction in May 2011. The increase in income tax expense was partially offset by an increase in deductible interest expense related to our obligations owing under the New Notes which were domiciled in the U.S. These unfavorable factors were partially offset by: ; (i) a decrease to cost of products sold primarily due to a $22.6 million non-cash charge to the cost of products sold during the nine months ended September 30, 2011 related to our revaluation of inventory in connection with the implementation of fresh start accounting (see Cost of Products Sold section below for more information); (ii) a $1.4 million decrease to cost of products sold derived from a non-recurring, non-cash inventory adjustment related to the reversal of an intercompany profit elimination entry from a prior period (iii) a $5.6 million improvement in gross profit related to sales growth; (iv) a net $7.2 million decrease in research and development expenses primarily due to reductions in headcount and discretionary spending related to our termination of certain research and development programs; (v) a net $8.7 million decrease in selling, general and administrative spending primarily related to headcount reductions in our sales force and administrative staff during 2011; (vi) a $3.8 million decrease in interest expense related to savings from the elimination of our Subordinated Notes through the Recapitalization Transaction and the elimination of certain deferred financing costs, which were fair value to nil in connection with fresh start accounting; and (vii) a net $3.3 million decrease in amortization and depreciation primarily related to certain of our 2011 restructuring initiatives, which changed in the estimated useful lives of certain of our assets, and the impact of fresh start accounting.

Revenues

	Successor Company
	Three months ended September 30,	Three months ended September 30,
(in thousands of U.S.$)	2012	2011
Medical Products:
Product sales	$52,661	$51,899

Pharmaceutical Technologies:
Royalty revenue — paclitaxel-eluting stents	2,288	4,477
Royalty revenue — other	1,624	1,020
License fees	64	—
	3,976	5,497

Total revenues	$56,637	$57,396

	Successor Company		Predecessor Company	Combined
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,	Nine months ended September 30,
(in thousands of U.S.$)	2012	2011	2011	2011
Medical Products:
Product sales	$163,808	$87,801	$69,198	$156,999

Pharmaceutical Technologies:
Royalty revenue — paclitaxel-eluting stents	10,946	4,571	9,929	14,500
Royalty revenue — other	3,688	1,994	1,062	3,056
License fees	84	—	77	77
	14,718	6,565	11,068	17,633

Total revenues	$178,526	$94,366	$80,266	$174,632

As described above, we operate in two reportable segments:

Medical Device Technologies

Revenue from our Medical Device Products segment for the three months ended September 30, 2012 was $52.7 million, compared to $51.9 million for the same period in 2011. The net $0.8 million increase is primarily due to sales growth of our various medical device and medical device component product lines, the majority of which have experienced growth as compared to the same period in 2011 subsequent to our conclusion of our Recapitalization Transaction in May 2011.

Revenue from our Medical Device Products segment for the nine months ended September 30, 2012 was $163.8 million, compared to $157.0 million for the same period in 2011. The net $6.8 million improvement in revenue is primarily due to an $11.0 million sales growth of our various medical device and medical device component product lines. This increase was partially offset by the elimination of $3.8 million of product revenue associated with our March 2011 discontinuation of the sale of Option IVC Filters related to the termination of our license and distribution agreements with Rex Medical, L.P. Despite the loss in Option IVC Filter revenues, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses has positively impacted our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below).

Licensed Technologies

Royalty revenue derived from sales of TAXUS by BSC decreased to $2.3 million during the three months ended September 30, 2012 from $4.4 million during the same period in 2011. The net $2.1 million or 48.9% decrease is primarily due to a $3.4 million decline in royalty revenue associated with lower TAXUS sales, resulting from continuing competitive and pricing pressures in the market for drug-eluting coronary stents, offset by the add back of a $1.3 million fresh start accounting adjustment. The $1.3 million fresh start accounting adjustment represents one month of the third quarter 2011 royalty payments which were recorded during the second quarter of 2011in connection with the implementation of fresh start accounting on April 30, 2011. Excluding this non-recurring adjustment, royalty revenue effectively decreased by 59.9% during the three months ended September 30, 2012 as compared to the same period in 2011.  In addition, royalty revenue for the three months ended September 30, 2012 was based on BSC’s net sales for the period April 1, 2012 to June 30, 2012 of $43.9 million, of which $26.9 million was in the U.S., compared to net sales for the same period in the prior year of $102.6 million, of which $73.7 million was in the U.S. The average gross royalty rate earned in the three months ended September 30, 2012 on BSC’s net sales was 6% for sales in the U.S. and 4.0% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 4.4% for sales in other countries for the same period in the prior year. Our average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., certain countries in the E.U. and Japan.

Royalty revenue derived from sales of TAXUS by BSC decreased to $10.9 million during the nine months ended September 30, 2012 from $14.2 million during the same period in 2011. The $3.3 million or 23% decrease is due to a decline in royalty revenue associated with a decline in TAXUS sales, resulting from continuing competitive and pricing pressures in the market for drug-eluting coronary stents. The fresh start accounting adjustment discussed above did not have an impact on the royalty revenue for the nine months ended September 30, 2011. Royalty revenue for the nine months ended September 30, 2012 was based on BSC’s net sales for the period from October 1, 2011 to June 30, 2012 of $199.7 million, of which $132.5 million was in the U.S., compared to net sales for the same period in the prior year of $261.4 million, of which $163.9 million was in the U.S. The average gross royalty rate earned in the first nine months of 2012 on BSC’s net sales was 6.0% for sales in the U.S. and 4.5% for sales in other countries, compared to an average rate of 6.0% for sales in the U.S. and 4.4% for sales in other countries for the same period in 2011.

Royalty revenues from sales of TAXUS by BSC have been steadily declining during recent quarters primarily due to competitive, pricing and other pressures in the market for drug-eluting coronary stent systems. However, such declines in our TAXUS-derived royalty revenue may be offset by future royalty revenue we may receive from our partner Cook, should Cook receive approval from the FDA to market and sell its Zilver PTX stent in the U.S.

Expenditures

	Successor Company
	Three months ended September 30,	Three months ended September 30,
(in thousands of U.S.$)	2012	2011
Cost of products sold	$24,072	$38,796
License and royalty fees	98	50
Research and development	1,399	4,614
Selling, general and administrative	16,010	22,613
Depreciation and amortization	8,445	9,246
Write-down of assets held for sale	—	—
Write-down of property, plant and equipment	—	143
	$50,024	$75,462

	Successor Company		Predecessor Company	Combined
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,	Nine months Ended September 30,
(in thousands of U.S.$)	2012	2011	2011	2011
Cost of products sold	$76,077	$65,730	$32,219	$97,949
License and royalty fees	272	100	68	168
Research and development	5,807	7,443	5,686	13,129
Selling, general and administrative	51,440	35,394	24,846	60,240
Depreciation and amortization	25,896	14,935	14,329	29,264
Write-down of property, plant and equipment	865	143	215	358
Write-down of assets held for sale	—	—	570	570
	$160,357	$123,745	$77,933	$201,678

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device and device component technologies, and include direct labor, raw materials, depreciation and certain fixed overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $14.7 million to $24.1 million during the three months ended September 30, 2012 as compared to $38.8 million for the same period in 2011. The net 37.9% decrease is primarily due to the following factors: (i) a $12.8 million non-cash charge recorded to cost of products sold during the three months ended September 30, 2011 resulting from the revaluation of inventory from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting on April 30, 2011; (ii) a $1.4 million decrease to cost of products sold derived from a non-recurring, non-cash inventory adjustment related to the reversal of an intercompany profit elimination entry from a prior period; (iii) decreases in our cost of production associated with manufacturing improvements and efficiencies achieved; and (iv) our product sales mix being comprised of a greater proportion of products with lower relative production costs. The decreases recorded in cost of products sold were partially offset by general increases in cost of products sold related to sales growth of our various medical device and medical device component product lines.

During the three months ended September 30, 2012, our gross margin (calculated based on our product sales excluding royalty revenue) was 54.3%, as compared to 25.2% for the same period in 2011. The low gross margin observed in 2011 is primarily due to the fresh start accounting adjustment described above. Excluding the impact of the fresh start accounting adjustment, normalized cost of products sold for the three months ended September 30, 2011 would have been $26.0 million and our gross margin would have been 49.9%. The 4.4% improvement observed in the normalized gross margin is primarily due to the impact of the $1.4 million decrease to cost of products sold during the period derived from the non-recurring, non-cash inventory adjustment as described above; improvements in manufacturing efficiencies and sales mix; and our growth in product sales which has led to improved utilization of our fixed manufacturing costs.

Cost of products sold decreased by $21.8 million to $76.1 million during the nine months ended September 30, 2012 as compared to $97.9 million for the same period in 2011. The net 22.3% decrease is primarily due to (i) the $22.6 million non-cash charge to cost of products sold during the five months ended September 30, 2011 related to the fresh start accounting adjustment as described above; (ii) the elimination of approximately $2.0 million of royalty and product costs related to our discontinuance of our sales of Option IVC Filters in 2011; (iii) a $1.4 million decrease in cost of products sold derived from the same non-recurring, non-cash inventory adjustment described above; (iv) decreases in our cost of production associated with manufacturing improvements and efficiencies achieved; and (v) our product sales mix being comprised of a greater proportion of products with lower relative production costs.

The decreases recorded in cost of products sold were partially offset by general increases in cost of products sold related to sales growth of our various medical device and medical device component product lines, and a $0.9 million increase in costs recorded related to obsolete inventory.

During the nine months ended September 30, 2012, our gross margin (calculated based on our product sales excluding royalty revenue) was 53.6%, as compared to 37.6% for the same period in 2011, primarily due to the fresh start accounting adjustment described above. Excluding the impact of the fresh start accounting adjustment, normalized cost of products sold for the nine months ended September 30, 2011 would have been $75.3 million, and our gross margin would have been 51.7%. The 1.9% improvement observed in the normalized gross margin is primarily due to the impact of the $1.4 million non-recurring, non-cash inventory adjustment described above; improvements in manufacturing efficiencies and sales mix; and our growth in product sales which has led to improved utilization of our fixed manufacturing costs.

We expect that cost of products sold will continue to be significant and that our reported cost of products sold and gross profit margins will be impacted by several factors throughout the remainder of 2012. These factors may include changes in product sales mix, changes in total sales volumes, restructuring activities, and other cost improvement initiatives undertaken at certain of our manufacturing facilities. In April 2012, we announced our intention to terminate operations at our manufacturing facility located in Denmark, primarily due to the relative high cost of manufacturing in that territory. The closure of this plant is expected to result in cost savings, starting in 2013, related to the manufacture of certain of our interventional radiology product lines.

License and Royalty Fees on Royalty Revenue

License and royalty fee expenses generally include license and royalty payments due to certain of our licensors for the use of their technologies in paclitaxel-eluting coronary stent systems, which are sold by certain of our partners. These fees currently consist of license and royalty fees paid, or that may be paid, primarily to the NIH for the use of certain of their technologies related to the use of paclitaxel in TAXUS and Zilver PTX, respectively.

During the three months ended September 30, 2012 and 2011, we incurred $0.1 million of license and royalty fees for both periods.

During the nine months ended September 30, 2012 and 2011, we incurred $0.3 million and $0.2 million of license and royalty fees, respectively. The slight increase is due to higher license and royalty fees owed to NIH related to the increase in royalty revenue derived from sales of Zilver PTX by Cook.

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

Research and development costs were $1.4 million during the three months ended September 30, 2012, compared to $4.6 million for the same period in 2011. The net $3.2 million or 67% decrease is primarily due to the following factors: (i) a $1.4 million decrease in salaries and benefit costs related to certain headcount reductions that were completed in 2011; and (ii) a $1.8 million decrease in discretionary spending related to the conclusion, postponement or cancellation of certain early stage research and product development programs at our Vancouver, Canada facility.

Research and development costs were $5.8 million during the nine months ended September 30, 2012, compared to $13.1 million for the same period in 2011. The net $7.3 million or 56% decrease is primarily due to the following factors: (i) a $4.7 million decrease in salaries and benefit costs related to certain headcount reductions that were completed in 2011; and (ii) a $4.7 million general decrease in discretionary spending primarily related to the wind down of early stage research and product development programs at our Vancouver, Canada head office.  These decreases were primarily offset by (i) a $1.0 million non-recurring Amendment Fee, discussed under the Collaboration, License and Sales and Distribution Agreements section above, that was paid to Biopsy Sciences, LLC on May 31, 2012 and (ii) a $1.0 million non-cash recovery on our rent expense that was recorded in 2011 related to our accelerated amortization of certain leasehold inducements associated with the downsizing of our Vancouver, Canada facility.

Currently, our research and development efforts are primarily focused on supporting or improving existing product lines. Based on this realignment of our product development efforts, we expect that our research and development expenditures throughout the remainder of 2012 will be significantly lower as compared to the same periods in 2011.

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

Selling, general and administrative expenses were $16.0 million during the three months ended September 30, 2012 compared to $22.6 million for the same period in 2011. The net $6.6 million or 29% decrease is primarily due to the following factors: (i) a $2.6 million decrease in salaries and benefit costs related to sales, marketing, administrative and headcount reductions completed in 2011; (ii) $1.9 million of additional stock based compensation expense recorded in 2011 resulting from the accelerated vesting of Restricted Stock and stock options for two executive officers who were released from Angiotech effective July 12, 2011; (iii) $1.6 million of stock based compensation expense recorded in 2011 associated with Restricted Stock Units and stock options that were issued to certain employees and directors upon completion of the Recapitalization Transaction, and (iv) a $1.9 million general decrease in discretionary administrative spending. These decreases in selling, general and administrative expenses were offset by (i) $0.7 million of stock based compensation expense recorded during the three months ended September 30, 2012 associated with share based awards granted to certain executives, directors and employees; (ii) $0.5 million of restructuring costs related to the closure of our Denmark manufacturing facility and (iii) lease termination fees of $0.4 million paid in connection with our May 2012 downsizing of our Vancouver, Canada facility.

Selling, general and administrative expenses were $51.4 million during the nine months ended September 30, 2012 compared to $60.2 million for the same period in 2011. The net $8.8 million or 14.6% decrease is primarily due to the following factors: (i) a $6.8 million decrease in salaries and benefit costs related to sales, marketing and administrative headcount reductions that were completed in 2011; (ii) $1.9 million of additional stock based compensation expense recorded in 2011 resulting from the accelerated vesting of Restricted Stock and stock options for two executive officers who were released from Angiotech effective July 12, 2011; (iii) $1.6 million of stock based compensation expense recorded in 2011 related to Restricted Stock Units and stock options that were issued to certain employees and directors upon completion of the Recapitalization Transaction; and (iv) a $3.9 million general decrease in discretionary administrative spending. These decreases in selling, general and administrative expenses were offset by the following factors: (i) $2.0 million of stock based compensation expense recorded during the nine months ended September 30, 2012 related to share based awards granted to certain executives, directors and employees, (ii) $1.6 million of transaction fees and expenses incurred during the nine months ended September 30, 2012 related to the completion of the Quill Transaction described above; (iii) $0.5 million of restructuring costs associated with the closure of our Denmark manufacturing facility; (iv) lease termination fees of $0.4 million paid in connection with our May 2012 downsizing of our Vancouver, Canada facility; and (v) a $0.6 million non-recurring recovery recorded during the first quarter of 2011 related to a previous obligation on a property that was abandoned.

We expect selling, general and administrative expenses throughout the remainder of 2012 to be lower than the level of such expenses in 2011, primarily due to certain executive terminations and other cost and headcount reductions that were completed during the latter half of 2011. In addition, selling, general and administrative expenses may fluctuate from period to period depending on product sales levels, the timing of the launch of certain new products, sales growth of new products, unforeseen litigation and other professional fees that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed and internally developed technologies, and identifiable assets purchased through business combinations.

Depreciation expense, excluding the portion allocated to cost of products sold, was $0.4 million during the three months ended September 30, 2012 compared to $1.0 million during the same period in 2011. The net $0.5 million decrease is due to the acceleration of depreciation of certain leasehold improvements in May 2011 associated with rentable space that was vacated.

Depreciation expense, excluding the portion allocated to cost of products sold, was $1.9 million during the nine months ended September 30, 2012 compared to $3.7 million during the same period in 2011.  The net $1.8 million decrease is due to the acceleration of depreciation of certain leasehold improvements in May 2011 associated with rentable space that was vacated.

Amortization expense for the three months ended September 30, 2012 was comparable to amortization expense incurred during the same period in 2011.

Amortization expense was $24.0 million during the nine months ended September 30, 2012 compared to $25.6 million during the same period in 2011. The net $1.6 million decrease is primarily due to a $1.4 million increase to the amortization expense in 2011 related to the termination of our Option IVC Filter license agreement with Rex Medical.

Write-down of Property, Plant and Equipment

During the nine months ended September 30, 2012, we recorded a $0.7 million write-down of certain leasehold improvements associated with our downsizing of our Vancouver, Canada facility and a $0.2 million write-down of certain manufacturing equipment related to the termination of one of our product development projects. During the nine months ended September 30, 2011 we recorded $0.4 million in write-downs of certain leasehold improvements related to rentable administrative space which we are in the process of vacating and to one of our manufacturing facilities that was vacated.

Other Income (Expense)

	Successor Company
	Three months ended September 30,	Three months ended September 30,
	2012	2011

Other income (expenses)
Foreign exchange gain (loss)	(953)	1,136
Other income (expense)	207	221
Interest expense on long-term debt	(5,548)	(4,584)
Impairments and realized losses on investements	82	—
Debt extinguishment loss	(4,413)	—
Total other expenses	$(10,625)	$(3,227)

	Successor Company		Predecessor Company	Combined
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,	Nine Months Ended September 30,
	2012	2011	2011	2011

Other income (expenses)
Foreign exchange gain (loss)	(1,009)	1,627	(646)	981
Other income (expense)	1,107	334	34	368
Interest expense on long-term debt	(14,106)	(7,616)	(10,327)	(17,943)
Impairments and realized losses on investements	(267)		—	—
Debt extinguishment loss	(4,413)	—	—	—
Total other expenses	$(18,688)	$(5,655)	$(10,939)	$(16,594)

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

Other income (expense) for the nine month periods ended September 30, 2012, primarily consists of gains from the sale of certain manufacturing and lab equipment, most of which was in connection with the conclusion of research and development activities at our Vancouver, BC headquarters.

Interest expense was $5.5 million during the three months ended September 30, 2012 compared to $4.6 million during the same period in 2011. The net $0.9 million increase is primarily due to the higher 9% interest rate associated with the New Notes and the 2% increase in the principal balance on the New Notes as compared to the principal balance of the Existing Notes in 2011.

Interest expense was $14.1 million during the nine months ended September 30, 2012 compared to $17.9 million during the same period in 2011. The net $3.8 million decline is due to the following factors: (i) a $1.6 million decline in interest expense relative to 2011 due to the cancellation of the Subordinated Notes as part of our Recapitalization Transaction and (ii) $4.4 million of non-cash interest expense recorded in 2011 related to the amortization of certain deferred financing costs associated with our preexisting credit facilities and previous Subordinated Notes. These decreases in interest expense were offset by (i) a $1.1 million increase in interest expense due to our Existing Notes being subject to a LIBOR floor of 1.25%, which raised the effective interest rate from 4.66% during the nine months ended September 30, 2011 to 5% and (ii) a $0.9 million increase in interest expense due to the higher 9% interest rate associated with the New Notes and an increase in the principal balance as discussed above.

Impairments and realized losses on investments during the three and nine month periods ended September 30, 2012 are related to (i) losses realized from the sale of a portion of the shares we hold in a publicly traded biotechnology company, and (ii) unrealized losses recorded on the remaining shares held which were trading below their carrying values and which management may potentially sell in the near future.

During the three and nine months ended September 30, 2012, we incurred a $4.4 million debt extinguishment loss upon the exchange and settlement of $225.0 million of Existing Notes for $229.4 million of New Notes, which includes a 2% Early Tender Premium.

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

Income Tax

Income tax expense for the three months ended September 30, 2012 was $4.6 million, as compared to an income tax recovery of $2.6 million recorded during the same period in 2011. Income tax expense for the nine months ended September 30, 2012 was $11.0 million, as compared to income tax recovery of $1.8 million recorded for the nine months ended September 30, 2011. The increase in income tax expense recorded for both periods is primarily due to the effect of the limitation on the utilization of our U.S. losses available to offset current income, which occurred upon the conclusion of the Recapitalization Transaction, combined with the impact of improved profits recorded in our U.S. operations and income from the Ethicon transaction.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25% primarily due to valuation allowances on net operating losses in certain jurisdictions, tax rate differences in foreign jurisdictions, and permanent differences not subject to tax.

Liquidity and Capital Resources

As at September 30, 2012, we had working capital of $61.9million, including cash and cash equivalents of $59.7 million, compared to working capital of $62.1 million, which included cash and cash equivalents of $22.2 million, as at December 31, 2011. The net $0.2 million decrease in working capital is primarily due to the following factors: (i) a $37.5 million increase in cash and cash equivalents (see Cash Flow Highlights section below for further discussion); (ii) a $0.4 million increase in accounts receivable related to higher sales; (iii) a $1.0 million increase in deferred income taxes; and (iv) a $10.2 million increase in inventory levels, in part due to increases in inventory required to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA, temporary increases in inventory required to facilitate the closure and transfer of production activities from our facility in Denmark to certain of our manufacturing facilities in the U.S., and other general increases to improve customer lead times and support our current and future expected sales growth; (v) a $4.3 million decline in payables primarily associated with our payment of bonuses and severance in early 2011, and (vi) a $0.8 million increase in deferred financing costs associated with the current portion of fees paid for amendments to our revolving credit facility, and for fees paid in connection with our refinancing of $225 million of Existing Notes as discussed below.  These increases in working capital were partially offset by the following factors: (i) a $2.7 million decline in our short term investments, due to our recent liquidation of a portion of our securities held in a public biotechnology company; (ii) a $10.1 million increase in deferred revenue related to the $1.3 million current portion of the Cook sales milestone fee and the $9.3 million current portion of the $25.0 million of consideration received to date from Ethicon relating to the Quill Transaction; (iii) $40 million of current debt which was redeemed on October 17, 2012 (see discussion below) and (iii) a $1.4 million net increase in current income tax expense primarily due to an increase in income from the Ethicon transaction, sales growth in the U.S. and the limitation on the utilization of our U.S. losses available to offset current income

New Senior Notes

In July 2012, we launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of the $325 million outstanding Existing Notes (the “Maximum Principal Exchange Amount”) for New Notes issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Exchange Offer.   On August 13, 2012, $225 million of the $255.5 million tendered Existing Notes were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of New Notes.  All Existing Notes that were tendered by the prescribed July 23, 2012 early tender date received the New Notes with a principal amount that included a 2% premium (“Early Tender Premium”) on the principal amount of the Existing Notes exchanged.  The New Notes were recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered upon settlement and cancellation of the $225.0 million of Existing Notes that were tendered

The New Notes bear interest at 9% per annum, which is payable quarterly in cash and in arrears on March 1, June 1, September 1, and December 1 of each year. The New Notes are senior secured obligations, which are fully, joint and severally, and unconditionally guaranteed by our existing and future subsidiaries which may guarantee any of our other indebtedness.  Subject to certain exceptions, the New Notes and the Guarantors’ guarantees of the New Notes are secured, ratably with the Existing Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under our Revolving Credit Facility, Hedging Obligations and cash management obligations.

Aside from the higher rate of interest and extended maturity date, the New Notes were issued pursuant to an indenture (the “New Notes Indenture”) on substantially the same terms and conditions as the indenture governing the Existing Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutsche Bank National Trust Company as trustee (the “Existing Notes Indenture”), except for the following:

•                  The Existing Notes were issued by Angiotech Pharmaecuticals, Inc. (the parent company) and guaranteed by Angiotech US and certain other subsidiaries.  The New Notes were issued by Angiotech US (a wholly owned subsidiary of Angiotech Pharmaceuticals, Inc), and are guaranteed by Angiotech Pharmaceuticals, Inc. and certain of its subsidiaries.

•                  The New Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all Existing Notes then outstanding, if any, must be concurrently redeemed under the Existing Notes Indenture.

•                  The covenants restricting incurrence of Indebtedness were modified to prohibit the incurrence of Indebtedness based on the Fixed Charge Coverage Ratio and limit the amount of Permitted Refinancing Indebtedness that can be secured with Permitted Liens.

•                  Provided that no Default or Event of Default has occurred, under the New Notes Indenture, we have the option to prepay the outstanding Existing Notes in whole or in part prior to making any principal payments on the New Notes.

Under the terms of the New Notes Indenture, an event of default would permit the holders of the New Notes to exercise their right to demand immediate repayment of our debt obligations owing thereunder. In the event that this occurred and we were unable to refinance the New Notes, our current cash and credit capacity may not be sufficient to service our principal debt and interest obligations. In addition, restrictions on our ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of our creditors may jeopardize our working capital position and ability to sustain future operations.

If a change in control occurs in the future, we will be required to offer to repurchase the New Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, if any, to the date of repurchase.

In connection with the Exchange Offer, we also received consents from the holders of our Existing Notes to amend the Existing Notes Indenture dated May 12, 2011 to provide for, among other things, that the holders of the New Notes and Existing Notes vote together as a single class on certain matters.

Redemption of Existing Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, we exercised our call option to partially redeem $40 million in aggregate principal amount of our $100 million outstanding Existing Notes. On October 17, 2012 we redeemed these $40 million of these Existing Notes at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million. As at September 30, 2012, we still have $60 million of Existing Notes outstanding which have a maturity date of December 1, 2013.

The Existing Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%.  The interest rate resets quarterly and is payable in arrears on March 1, June 1, September 1, and December 1 of each year. The Existing Notes are unsecured senior obligations, which are guaranteed by certain of our subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility. The guarantees of our guarantor subsidiaries are unconditional, joint and several. Under the terms of the indenture governing our Existing Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutsche Bank National Trust Company as trustee (the “Existing

Notes Indenture”) and subject to certain conditions, the holders of our Existing Notes were granted a security interest in the form of a second lien over our and certain of our subsidiaries’ property, assets and undertakings which secure our revolving credit facility (as amended, the “Revolving Credit Facility”).

Liquidity Risk

Liquidity risk is the risk at we will encounter difficulty in meeting our contractual obligations and financial liabilities in the normal course of business. Our most significant financial risk relates to our long term debt obligations which include $229.4 million of New Notes and $60.0 million of Existing Notes. Management is still assessing whether the remaining $60 million of Existing Notes will be refinanced, or alternatively repaid prior to maturity using excess cash generated from operating activities or with cash received from dispositions of assets or other strategic transactions, including consideration received or that may be received from the Quill transaction with Ethicon as described above.

The New Notes Indenture and Existing Notes Indenture contain various covenants which impose restrictions on the operation of our business including the incurrence of certain liens and other indebtedness. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by us; and require that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default. An event of default under the New Notes Indenture and Existing Notes Indenture would permit these note holders to demand immediate repayment of our debt obligations owing thereunder. In such a case, our current cash and credit capacity may not be sufficient to service our principal debt and interest obligations or maintain our working capital position to sustain operations.

Revolving Credit Facility

Our current Revolving Credit Facility provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below). As September 30, 2012, we had nil borrowings outstanding, $0.8 million outstanding under issued letters of credit and $23.7 million of available borrowing capacity.

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

On March 12, 2012, we completed an amendment to our Revolving Credit Facility to provide increased financial flexibility and improve our overall liquidity. This amendment provides for, among other things: (i) the repurchase of our outstanding Existing Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by our foreign subsidiaries; (iv) the ability to dispose of the intellectual property assets contemplated in the transaction with Ethicon (at which time the component of the borrowing base supported by such intellectual property assets was reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over our short term investments (at which time the component of the borrowing base supported by such short term investments was reduced to nil); (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. We incurred total fees of $0.4 million to complete this amendment.  On August 13, 2012, we completed a third amendment to our Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

While we are currently in compliance with the covenants specified under the Revolving Credit Facility, we cannot guarantee that we will be able to comply with these covenants and related conditions throughout the remainder of 2012 and beyond. A breach of these covenants or failure to obtain waivers to cure any further breaches of the covenants and the restrictions set forth under the Revolving Credit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment of any amounts outstanding at that point in time.

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

Due to numerous factors that may impact our future cash position, working capital and liquidity, and the resources that may be necessary to continue to execute our business plan, including selected growth initiatives in our Medical Device Products segment and initiatives to maintain sales of our existing products and to service our debt obligations, there can be no assurance that we will have adequate liquidity and capital resources to satisfy our future financial obligations, including obligations under the New Notes.

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

While we believe that we have developed planned courses of action and identified opportunities to manage our operating and liquidity risks, there is no assurance that we will be able to complete any or all of the plans or initiatives that have been identified, or that we can obtain, generate or sustain sufficient future liquidity to execute our business plan. Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that have not yet been identified.

Cash Flow Highlights

	Successor Company
	Three months ended September 30,	Three months ended September 30,
(in thousands of U.S.$)	2012	2011

Cash and cash equivalents, beginning of period	57,991	21,637
Cash used in operating activities	3,651	5,264
Cash provided by (used in) investing activities	(447)	(349)
Cash (used in) provided by financing activities	(1,679)	(7,016)
Effect of exchange rate changes on cash	196	(286)

Net (decrease) increase in cash and cash equivalents	1,721	(2,387)

Cash and cash equivalents, end of period	$59,712	$19,250

	Successor Company		Predecessor Company	Combined
	Nine months ended September 30,	Five months ended September 30,	Four months ended April 30,	Nine Months Ended September 30,
(in thousands of U.S.$)	2012	2011	2011	2011

Cash and cash equivalents, beginning of period	22,173	30,222	$33,315	$33,315
Cash used in operating activities	38,882	3,107	(12,857)	(9,750)
Cash provided by (used in) investing activities	1,952	1,890	(945)	945
Cash (used in) provided by financing activities	(3,423)	(15,966)	10,741	(5,225)
Effect of exchange rate changes on cash	128	(3)	(32)	(35)

Net (decrease) increase in cash and cash equivalents	37,539	(10,972)	(3,093)	(14,065)

Cash and cash equivalents, end of period	$59,712	$19,250	$30,222	$19,250

Cash Flows from Operating Activities

	Successor Company
	Three months ended	Three months ended
	September 30,	September 30,
	2012	2011

OPERATING ACTIVITIES
Net (loss) income	$(8,608)	$(18,684)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,492	10,238
Impairment and unrealized losses on investments	88	—
Loss (gain) on disposition of property, plant and equipment	5	143
Non-cash cost of product sold adjustment from fresh start accounting	—	12,808
Debt extinguishment loss [note 12]	4,413	—
Deferred income taxes	137	(4,776)
Stock-based compensation expense	694	3,244
Non-cash interest expense	142	—
Other	(54)	—

Cash provided by (used in) operating activities	6,309	2,973

During the three months ended September 30, 2012, cash provided by operating activities was $3.7 million and consisted of the following: (i) $6.3 million of net income, excluding non-cash items (as shown above); and (ii) $5 million of consideration received relating to the Quill Transaction as described above. These items were partially offset by a $7.7 million net increase in cash outflows due to higher working capital requirements. Overall, the largest changes in working capital during the three months ended September 30, 2012 include: (i) $6.3 million of cash outflows primarily associated with higher inventory levels, in part due to increases in inventory required to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA, temporary increases in inventory required to facilitate the closure and transfer of production activities from our facility in Denmark to certain of our manufacturing facilities in the U.S., and other general increases to improve customer lead times and support our current and future expected sales growth; (ii) a $0.9 million increase in prepaid expenses related to cash collateral paid for insurance purposes in exchange for the removal of an LOC; (iii) $0.6 million of cash outflow related to deferred financing costs accrued and (iv) a $2.2 million of cash outflow associated with income taxes payable. These increases in cash outflows were offset by $2.0 million of cash inflows associated with a decrease in accounts receivable related to improved collection efforts.

Cash used in operating activities was $5.3 million for the three months ended September 30, 2011 and consists of the following: (i) $2.9 million of net income excluding non-cash items (as shown above); and (ii) a $2.3 million increase in cash inflow due to reduced working capital requirements during the period. Overall, the largest changes in working capital during the three months ended September 30, 2011 included: (i) $1.1 million of cash inflows associated with a drop in inventory levels (excluding the $12.8 million non-cash fair value bump, related to fresh start accounting, which remained in inventory as at September 30, 2011); and (ii) $1.1 million improvement in cash inflows related to higher accounts payable and accrued liabilities.

	Successor Company		Predecessor Company	Combined
	Nine months ended	Five months ended	Four months	Nine months ended
	September 30,	September 30,	April 30,	September 30,
	2012	2011	2011	2011

OPERATING ACTIVITIES
Net (loss) income	$(11,555)	$(32,932)	$379,518	$346,586
Adjustments to reconcile net loss to cash provided by operating activities:	—
Depreciation and amortization	28,997	16,654	15,518	32,172
Impairment and unrealized losses on investments	429	—	—	—
Loss (gain) on disposition of property, plant and equipment	(761)	143	218	361
Reorganization items [note 3]	—	—	(321,084)	(321,084)
Non-cash cost of product sold adjustment from fresh start accounting	—	22,616	—	22,616
Debt extinguishment loss [note 12]	4,413	—	—	—
Gain (loss) on extinguishment of debt and settlement of other liabilities [note 12]	—	—	(67,307)	(67,307)
Write down of property, plant and equipment	814	—	—	—
Write-down of assets held for sale	—	—	570	570
Deferred leasehold amortization	—	—	(1,300)	(1,300)
Deferred income taxes	(228)	(5,536)	(486)	(6,022)
Stock-based compensation expense	2,013	3,244	364	3,608
Non-cash interest expense	328	—	4,155	4,155
Other	99	(106)	1,135	1,029

Cash provided by (used in) operating activities before reorganization items	24,549	4,083	11,301	15,384

Cash provided by operating activities was $38.8 million for the nine months ended September 30, 2012 and consisted of the following: (i) $24.2 million of net income excluding non-cash items (as shown above); (ii) $25 million of consideration received from Ethicon relating to the Quill Transaction as described above; and (iii) a $10.7 million net increase in cash outflows due to higher working capital requirements. Overall, the largest changes in working capital during the nine months ended September 30, 2012 include: (i) a $10.2 million increase in inventory levels, in part due to increases in inventory required to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA, temporary increases in inventory required to facilitate the closure and transfer of production activities from our facility in Denmark to certain of our manufacturing facilities in the U.S., and other general increases to improve customer lead times and support our current and future expected sales growth; and (ii) $4.8 million of cash outflows primarily associated with bonus, severance and executive termination payments made during the nine months ended September 30, 2012. These cash outflows were offset by: (i) $2.7 million of cash inflows primarily associated with the receipt of the $4.0 million Cook sales milestone fee discussed above, which was recorded as a receivable in other assets as at December 31, 2011; and (ii) $1.4 million associated with the increase in income taxes payable, recorded primarily as a result of higher U.S. operating income during the nine months ended September 30, 2012 and as a result of the limitation on utilization of our U.S. losses available to offset current income, which occurred upon the conclusion of the Recapitalization Transaction, and the tax impact relating to the $25 million of consideration received in connection with the Quill Transaction.

Cash used in operating activities was $9.8 million during the nine months ended September 30, 2011 and consisted of the following: (i) $15.3 million of net income excluding non-cash items (as shown above); (ii) $20.0 million of non-recurring reorganization fees and expenses paid related to our Creditor Protection Proceedings and implementation of the Recapitalization Transaction; and (iii) a $5.0 million increase cash outflows associated with higher working capital requirements. Overall, the largest changes in working capital during the nine months ended September 30, 2011 included: (i) a $3.2 million of cash inflows associated with improved collection efforts on certain accounts receivable balances due from customers outside of the U.S.; (ii) $10.8 million of cash outflows associated with settlement of accounts payable and accrued liabilities including amounts owing to professional advisors assisting with the Recapitalization Transaction as well as the payment of bonus amounts owing at year end; (iii) $4.0 million of cash inflows related to prepaids including retainers initially paid to professional advisors assisting with the Recapitalization Transaction; and (v) $0.6 million of cash outflows associated with a higher income taxes receivable balance.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended September 30, 2012 was $0.4 million, compared to $0.3 million of net cash used during the same period in 2011. These cash outflows represent cash used in capital expenditures.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $1.9 million, compared to $0.9 million of net cash generated during the same period in 2011. The $1.9 million of cash provided by investing activities during the nine months ended September 30, 2012 consists of $2.3 million of proceeds from the sale of a portion of our short term investments and $1.0 million of proceeds related to the sale of manufacturing and lab equipment in our research and development department at our Vancouver headquarters. These cash inflows were offset by $1.3 million of capital expenditures. The $0.9 million of cash provided by investing activities during the nine months ended September 30, 2011 consists of $2.6 million of proceeds from the sale of properties in Vancouver, Canada and Syracuse, New York, which was offset by $1.7 million of capital expenditures.

We may consider investing any excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. During the three and nine months ended September 30, 2012 and 2011, we did not invest excess cash in any additional short-term marketable securities.

As at September 30, 2012 and December 31, 2011, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

	Successor Company
	September 30,	December 31,
	2012	2011

U.S. dollars	$49,794	$12,837
Canadian dollars	3,716	4,884
Swiss francs	185	307
Euros	1,235	1,515
Danish kroner	2,439	940
Other	2,343	1,690

	$59,712	$22,173

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended September 30, 2012 was $1.7 million, compared to $7.0 million of net cash outflows for the same period in 2011. The $1.7 million of net cash used in financing activities during the three months ended September 30, 2012 consists of $1.7 million of deferred financing costs paid in connection with the refinancing of $225 million of our Existing Notes. The $7.0 million of cash used in financing activities during the three months ended September 30, 2011 consists of $7.0 million used to repay advances under the a previous credit facility which existed prior to our Creditor Protection Proceedings (“Existing Credit Facility”).

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2012, compared to $5.2 million for the nine months ended September 30, 2011. The net cash used in financing activities during the nine months ended September 30, 2012 primarily consists of $0.9 million used to repurchase shares from certain terminated executives and $2.5 million of deferred financing costs paid in connection with the refinancing of $225 million of our Existing Notes and two amendments to our Revolving Credit Facility, as described above. The net cash used in financing activities during the nine months ended September 30, 2011 primarily consists of $17.0 million of advances drawn under our previous Debtor-in-Possession Credit Facility (the “DIP Facility”) and $5.0 of advances drawn under our Revolving Credit Facility, offset by a combined $24.5 million of repayments on our previous Existing Credit Facility and DIP Facility and $1.3 million of deferred financing costs paid to establish the Revolving Credit Facility.

Subsequent to September 30, 2012, we redeemed $40 million of Existing Notes at 100% of the principal amount, together with accrued and unpaid interest of $0.3 million. Depending on our liquidity and cash position, we may elect to repurchase, redeem or refinance a portion or all of the remaining $60 million of outstanding Existing Notes prior to their maturity.

Contractual Obligations

Other than the Quill Transaction with Ethicon discussed above, during the three and nine months ended September 30, 2012, we did not enter into any other collaboration, license, sales or distribution agreements.

Contingencies

From time to time we may be party to various legal proceedings, including patent infringement litigation and other matters. For more information, refer to Part II, Item 1 and note 16 of the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 included in this Quarterly Report on Form 10-Q.

Inflation

The effects of inflation or changing prices have not had a material impact on our net sales, revenues or income (loss) from operations for the last three years.

Off-Balance Sheet Arrangements

As at September 30, 2012, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently adopted accounting policies

No new accounting pronouncements were adopted by us during three months ended September 30, 2012.

Future accounting pronouncements

In July 2012, the FASB issued ASC No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides companies with the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to perform a quantitative impairment test. If a company concludes that impairment is unlikely, no further quantitative assessment is required. This update is effective for fiscal years beginning after September 15, 2012. This guidance will be adopted for the purposes of our 2012 annual goodwill impairment test, which will be conducted in the fourth quarter of 2012.

Outstanding Share Data

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, unrecognized stock based compensation costs of $1.4 million were charged to earnings in April 2011.

At September 30, 2012, there were 12,547,702 common shares issued and outstanding for a total of $203.3 million in share capital. At September 30, 2012, we had the following outstanding awards:

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

(ii)         575,979 RSUs held by certain senior management, directors and employees, of which 291,097 were exercisable. The RSUs allow the holder to acquire one common share for each unit held upon vesting. All outstanding RSUs vest 1/3rd on each of the first, second and third anniversaries from the date of grant with the exception of 35,500 of the RSUs, which only vest upon the consummation of a change of control (as defined) that occurs on or before December 31, 2012. After vesting conditions have been met there is no contractual expiry date on these awards

(iii)        636,323 options held by certain senior management and employees to acquire common shares, of which 434,559 were exercisable. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the board of directors.

Item 3.                                  Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2012, we had cash and cash equivalents of $60.0 million (December 31, 2011 - $22.2 million).

Interest Rate Risk

As at September 30, 2012, we had $100.0 million of Existing Notes. Given that the interest rate on the Existing Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%, we are exposed to interest rate risk on this debt. The Existing Notes bore interest at a rate of approximately 5.00% at September 30, 2012 (December 31, 2011 — 5%). A 100 basis point increase in the closing 3-month LIBOR rate would have impacted our interest expense by approximately $0.5 million for the three months ended September 30, 2012 ($0.8 million for the three months ended September 30, 2011). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from foreign currency exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro and the U.K. pound sterling. We incurred a foreign exchange losses of $0.7 million and $0.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively, primarily as a result of changes in the relationship of the U.S. to the Canadian dollar and Danish kroner as well as other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and account receivable to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Danish kroner, Swiss francs, Euros, and U.K. pound sterling and we earn the majority of our license and milestone revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or monetary assets denominated in the same (or a pegged) currency. For a summary of our cash balances which are denominated in foreign currencies refer to note 5 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Since we operate internationally and approximately 12% of our net revenue for the three months ended September 30, 2012 (13% - three months ended September 30, 2011) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For the purposes of conducting a specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements of a hypothetical 10% strengthening of the U.S. dollar compared with other currencies in which we denominate product sales in for the three months ended September 30, 2012. Assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our product revenue would have been negatively impacted by approximately $0.6 million during the three months ended September 30, 2012 (three months ended September 30, 2011 - $0.7 million). In addition, assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our net income would have been positively impacted by approximately $0.4 million for the three months ended September 30, 2012 (three months ended September 30, 2011 - $0.3 million).

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

Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1.                               Legal Proceedings

As at the date of this assessment, the Company is not currently subject to any material legal proceedings or claims. However, from time to time, the Company may be subject to claims and legal proceedings brought against us in the normal course of business. Such matters are subject to many uncertainties and may be difficult for us to determine the outcome or estimate the potential range of losses if we do not prevail in such matters. The Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Management believes that adequate provisions have been made in the accounts where required.We cannot provide assurance that the legal proceedings disclosed here, or other legal proceedings not disclosed here, will not have a material adverse impact on our financial condition or results of operations.

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

Following the refinancing of our $225 million of Existing Notes on August 13, 2012 and the redemption of $40 million of Existing Notes on October 17, 2012, we have a substantial amount of indebtedness outstanding, including $229.4 million of New Notes and $60 million of Existing Notes. Our current Credit Facility is a revolving credit facility and provides up to $28 million in aggregate principal amount of revolving loans, subject to a borrowing base calculation among other conditions. As of the September 30, 2012, there were a no revolving loans outstanding and $0.8 million of letters of credit issued under our Credit Facility. We may also incur additional indebtedness in the future. Our substantial indebtedness may:

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

4.1

Indenture, dated August 13, 2012, by and among Angiotech Pharmaceuticals (US), Inc., Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for 9% Senior Notes due 2014

Exhibit 4.1, Form 8-K filed on August 16, 2012

4.2

Supplemental Indenture, dated August 13, 2012, by and among Angiotech Pharmaceuticals, Inc. certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for Senior Floating Rate Notes due 2013

Exhibit 4.2, Form 8-K filed on August 16, 2012

10.1

Third Amendment to Credit Agreement, dated as of August 13, 2012, by and among Angiotech Pharmaceuticals, Inc., each of the subsidiaries listed as a “Borrower” on the signature pages thereto, Wells Fargo Capital Finance, LLC, as arranger and administrative agent for the Lenders, and the lenders named on the signature pages thereto is hereby incorporated by reference to Exhibit 10.2 to Angiotech’s Quarterly Report on Form 10-Q filed on August 14, 2012. (SEC File No. 000-30334).

Exhibit 10.1, Form 8-K filed on August 16, 2012

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Notice of Optional Partial Redemption dated September 17, 2012	Exhibit 99.1, Form 8-K filed on September 20, 2012

99.2	Notice of Full Redemption dated September 17, 2012	Exhibit 99.1, Form 8-K filed on September 20, 2012

101	XBRL Interactive Data File	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: November 14, 2012	By:	/s/ K. Thomas Bailey
K. Thomas Bailey
Chief Executive Officer (Principal Executive Officer)