Form 10-K
period 2012-12-31
ANGIOTECH PHARMACEUTICALS INC
filed 2013-03-28
CIK 1096481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30334

Angiotech Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0226269
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

355 Burrard Street, Suite 1100 Vancover, BC	V6C 2G8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 221-7676

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, without par value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 28, 2013, the registrant had 12,547,702 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Angiotech Pharmaceuticals, Inc.

Annual Report on Form 10-K for the year ended December 31, 2012

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

We currently operate in two business segments: Medical Device Technologies and Licensed Technologies. Our Medical Device Technologies segment, which generates the majority of our revenue, develops, manufactures and markets a wide range of single use medical device products, as well as precision manufactured medical device components. These products and components are sold directly to hospitals, clinics, physicians and other end users, as well as to medical products distributors or other third-party medical device manufacturers. Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who have licensed and utilize these technologies in their medical device product lines. Our principal revenues in this segment have historically been royalties derived from sales by our partner Boston Scientific Corporation (“BSC”) of TAXUS® paclitaxel-eluting coronary stents (“TAXUS”) for the treatment of coronary artery disease.  We expect that continued declines in our TAXUS related royalties may be offset by future growth of royalties we may receive from our partner Cook Medical, Inc. (“Cook”) related to their sales of Zilver® PTX® paclitaxel-eluting peripheral vascular stents (“Zilver-PTX”).

For the year ended December 31, 2012, we recorded $221.3 million in direct sales of our various medical products and $22.5 million in royalties and license fees received from our partners. For additional financial information about our business segments and the geographic areas in which we operate, refer to note 23 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

Sale of the Interventional Products Business to Argon Medical, Inc.

On March 25, 2013, we announced that we entered into a definitive agreement to sell certain of our subsidiaries, comprising our Interventional Products Business to Argon Medical Devices, Inc., a Delaware corporation (“Argon”), which is a portfolio company of RoundTable Healthcare Partners (“RoundTable”), for $362.5 million in cash consideration. Subject to various conditions, the transaction is expected to close prior to the end of April 2013. The cash consideration from this transaction will be used to repay $44.0 million of outstanding debt obligations owing under our Senior Floating Rate Notes (“New Notes”) and $229.4 million of outstanding debt obligations owing under our 9% Senior Notes (“Senior Notes”). For more detailed information on the significant terms and conditions contemplated by this transaction, refer note 26 — Subsequent Events of our audited consolidated financial statements included in this Annual Report and our Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2013.

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

On April 4, 2011, a meeting was held for creditors whose obligations were compromised under the CCAA Plan (“Affected Creditors”) to vote for or against the resolution approving the CCAA Plan. The CCAA Plan was approved by 100% of the Affected Creditors, whose votes were registered and sanctioned by the order of the Canadian Court on April 6, 2011. This order was subsequently recognized by the U.S. Court on April 7, 2011. Affected Creditors who did not file a proof of claim in accordance with the procedure for the adjudication, resolution and determination of claims established by order of the Canadian Court on February 17, 2011 (the “Claims Procedure Order”) had their claims forever barred and extinguished and were not permitted to receive distributions under the CCAA Plan. On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), all of our existing common shares and options were cancelled without payment or consideration and the Subordinated Noteholders’ claims of $266 million were settled for 12,500,000 new common shares issued in accordance with the terms of the CCAA Plan. All other Affected Creditors elected, or were deemed to have elected, for cash settlement of their claims. As a result, the $4.5 million of claims of Affected Creditors (excluding Subordinated Noteholders) were settled for $0.4 million in cash. For more detail on additional transactions that were consummated as part of the CCAA Plan on the Plan Implementation Date, refer to note 3 in our audited consolidated financial statements for the year ended December 31, 2012.

On February 7, 2011, we entered into a definitive agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to secure a $28.0 million debtor-in-possession credit facility (the “DIP Facility”). The DIP Facility provided us with liquidity for working capital, general corporate purposes and expenses during the implementation of the CCAA Plan. On the Plan Implementation Date, the DIP Facility was repaid and terminated, and we entered into a new credit facility (as amended, the “Exit Facility”) with Wells Fargo, which provides for potential borrowings up to $28 million (see note 14(f) of the audited consolidated financial statements included in this Annual Report on Form 10-K).

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

Business Overview

Medical Device Technologies

Our Medical Device Technologies segment manufactures and markets a wide range of single-use specialty medical device products and medical device components. These products are sold directly to end users or other third-party medical device manufacturers. This segment contains significant manufacturing capabilities as well as specialized direct and indirect sales and distribution capabilities. Many of our medical products are made using proprietary manufacturing processes and may be protected by our patent portfolio or proprietary know-how. Our most significant product groups within this business segment include Interventional Oncology, Wound Closure, Ophthalmology and Medical Device Components.

Interventional Oncology

We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. These product lines include a wide range of soft tissue biopsy products, both disposable and re-usable, primarily for use in different types of soft tissue and bone marrow biopsies. Some key features of our soft tissue biopsy products include specially manufactured high visibility needle tips to facilitate placement under ultrasound guidance, numerically ordered centimeter markings to facilitate precise depth placement, and adjustable needle stops to restrict forward movement and localize the needle to the biopsy site. Other selected product lines in our biopsy group include fixation pins, breast localization markers and tunneling stylets. We also offer additional product lines for certain selected interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines.

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

We sell many of these product lines directly to hospitals, surgery centers, clinics and other end users through our Wound Closure direct sales organization. We also employ selected independent sales representatives and third party distributors to market and sell these product lines in territories or areas where we lack direct sales coverage or where such direct investment is not financially justified. We also manufacture certain of these products in finished form for other third party medical device manufacturers and distributors. Our most significant product lines include:

•                  Quill™ Knotless Tissue-Closure products (“Quill”). Our Quill product line is a surface modified suture material that contains proprietary patterns of tiny barbs or other patterns, which can eliminate the need for surgeons to tie knots when closing certain wound types. We believe that use of Quill may lead to faster surgical times, improved wound cosmesis and lower wound infection and complication rates. Quill may also provide for stronger wound closure due to its ability to distribute tension across the entire length of a wound over large numbers of barbs or anchors, as opposed to a far fewer number of knots or anchor points with traditional sutures or surgical staples. Due to this ability to distribute tension, we believe Quill may enable certain tissue types to be repaired that are not addressable by other wound closure technologies.

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

We have also licensed the same technology utilized by BSC in its TAXUS product line to our partner Cook Medical Inc. (“Cook”) for use in its Zilver PTX for the treatment of vascular disease in the leg. Zilver PTX is currently approved for sale in the E.U. and in certain other countries outside of the U.S., and was recently approved for sale in the U.S. in November 2012 by the U.S. Food and Drug Administration (“FDA”).

We receive royalty revenue derived from sales of TAXUS and Zilver PTX based on our license agreements with BSC and Cook of several families of intellectual property relating to our proprietary paclitaxel technology. The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volume achieved by BSC. The royalty rates applied to Cook’s sales of Zilver PTX are flat rates designated by the geographic location of sales, regardless of the unit volume of sales achieved. There is minimal expense associated with our receipt of royalty revenue derived from TAXUS. We incur royalty expense associated with Cook’s sales of Zilver PTX under our license agreement with the National Institutes of Health (“NIH”) for certain intellectual property owned by NIH relating to this product line. We may continue to receive royalty revenue from BSC and Cook for the life of the licensed patent families depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

TAXUS Paclitaxel-Eluting Coronary Stents

The TAXUS paclitaxel-eluting coronary vascular stent, which incorporates our proprietary paclitaxel technology, is a small, balloon-expanded metal scaffold designed for placement in diseased arteries in the heart to restore blood flow by expanding and holding open the arteries upon deployment.

BSC first received approval to sell TAXUS in the E.U. in 2003 and in the U.S. in 2004.  Subsequent to the U.S. approval of the TAXUS Express™ stent system in 2004, BSC has introduced multiple next generation coronary stent platforms that utilize our proprietary paclitaxel technology.

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

In addition, in February 2012, BSC announced that the TAXUS Liberte™ and the TAXUS ION™ coronary stent systems received U.S. FDA approval for use in patients experiencing an acute myocardial infarction (“AMI”) or heart attack. This indication accounts for approximately 10% of all coronary interventions and arose from the FDA’s review of data from the Paclitaxel clinical program and the HORIZONS-AMI global trial.  The HORIZONS-AMI trial included 3,600 randomized patients that that either received drug-eluting stents or bare-metal stents for the treatment of AMI. The HORIZONS-AMI trial clinical data, reviewed by BSC, demonstrated that paclitaxel-eluting stents were superior in efficacy to bare-metal stents in AMI patients by significantly reducing clinical and angiographic restenosis and exhibiting a comparable safety profile at 3 years.

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

Cook first received approval to sell Zilver PTX in the E.U. in 2009. On November 15, 2012, Cook received FDA approval to market and sell Zilver-PTX in the U.S. Historically, stent procedures for peripheral artery disease (“PAD”) in the limbs were limited due to high incidence of complications that often lead to subsequent surgical procedures, as well as risk of stent fracture with existing products, given that peripheral vascular stents may be exposed and not protected by the patient’s anatomy as with coronary stents, which are implanted in vessels in the heart behind a patient’s rib cage. Cook has conducted multiple human clinical trials for Zilver PTX in the E.U., U.S., Japan, and selected other countries to assess product safety and efficacy. Clinical results for Zilver PTX have suggested significant reductions in complications as compared to traditional PAD treatments. Selected highlights of Cook’s reported regulatory milestones and clinical results include:

•                  November 2012 — Cook announced that it had received approval by the FDA of its Pre-Market Approval (“PMA”) application for Zilver PTX. This FDA approval allows Cook to market and sell Zilver PTX in the U.S.

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

Sales and Marketing

We market and sell our various medical device products through a group of specialized sales organizations that consist of direct sales and marketing personnel, which in some cases are supplemented by independent sales representatives and independent medical products distributors, depending on the product category, customer base or geographic location. We currently employ approximately 49 direct sales and marketing personnel in our Interventional Oncology group, approximately 63 direct sales and marketing personnel in our Wound Closure group, and approximately 36 additional direct sales personnel serving customers in our other product areas and selected geographies outside of the U.S. The majority of our direct sales teams are based in the U.S.

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

We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2012. Sales personnel work closely with the main decision makers who purchase our products, which primarily include physicians, but may also include: material managers; nurses; hospital administrators; purchasing managers; and ministries of health. Also, for certain of our products and where appropriate, our sales personnel actively pursues approval of Angiotech as a qualified supplier for hospital group purchasing organizations (“GPOs”) that negotiate contracts with suppliers of medical products.

In 2012, 62% of our reported product sales were derived from sales to customers in the U.S., and 38% of our reported product sales were derived internationally.

Product Development

We maintain new product development capabilities and personnel, with a primary focus on medical device, mechanical and manufacturing engineering. The focus of our product development efforts are primarily on developing improvements to our existing products or manufacturing processes; or on new product opportunities that focus on markets similar to our current target markets, and that may compliment certain of our existing product offerings.

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

In the U.S., there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the health care system in ways that could significantly affect our business. For example, the 2010 health reform law was intended to increase the number of individuals covered by health insurance, impose reimbursement provisions intended to restrict the growth in Medicare and Medicaid spending and encourage development of health care delivery programs and models intended to tie payments to quality and care delivery innovations.  Many of the legislative changes contained within the health reform legislation are effective in 2013 and beyond.  The impact of these healthcare reforms on our business is currently uncertain and may negatively impact our sales or the selling price of our products.  In addition, we cannot predict the impact on our business of any legislation or regulations related to the healthcare system that may be enacted or adopted in the future.

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

Competition

We expect to face competition from companies marketing, selling and developing medical device or other medical technologies that target the same diseases, clinical indications, customers or markets that our technologies target, as well as competition from other manufacturers of medical device components who sell to similar third party medical device manufacturers, including to some of our current customers. Some of these companies have substantially greater product development, sales and marketing, manufacturing capabilities and experience, proprietary technology or more substantive financial resources than we do. Specifically, we compete with a number of large companies across a number of our medical device product lines. These competitors have substantially greater business and financial resources than we do. These competitors include, but are not limited to, the Ethicon division of Johnson & Johnson and Covidien, Inc. in surgical sutures and wound closure devices; C.R. Bard Inc., the Allegiance division of Cardinal Health, Inc. and the Sherwood, Davis & Geck division of Covidien, Inc. in biopsy needle devices; Alcon, Inc., Allergan, Inc. and the

Allegiance division of Cardinal Health, Inc. in ophthalmology products; and Accelent Inc., Teleflex Incorporated and Symmetry Medical Inc. in the manufacture of medical devices and device components for other third party medical device manufacturers.

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

Employees

As of December 31, 2012, on a worldwide basis, we had approximately 1,364 employees, including 1018 in manufacturing, 17 in research and development, 95 in quality assurance, 148 in sales and marketing and 86 in administration. In addition, we have contractual arrangements with scientists at various research and academic institutions. All such employees and contractors execute confidentiality agreements with us. While we will continue to seek to hire highly qualified employees, we believe that we have employed a sufficient number of qualified personnel.

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

International Operations

Our medical devices are manufactured and sold worldwide. Approximately 38% of our medical device revenues are generated outside of the U.S. and geographic expansion remains a core component of our strategy. We currently sell our products in the following international territories: Europe, Asia-Pacific, Latin America and Canada. We are subject to certain risks inherent in conducting business outside the U.S. For more information regarding these risks, see the risk factors under the captions “We are subject to risks associated with doing business globally” and “We may incur losses associated with foreign currency fluctuations” in Item 1A of this Annual Report on Form 10-K, all of which information is incorporated herein by reference.

For financial information about foreign and domestic operations and geographic information, see note 22 of the audited consolidated financial statements included in this Annual Report on Form 10-K. In addition, for more information regarding foreign currency exchange risk, refer to the discussion under “Foreign Currency Risk” under Item 7A of this Annual Report on Form 10-K.

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

The Company may not be able to maintain or achieve profitability.

We have incurred a loss from operations in a majority of the years in which we have been operating. Our ability to maintain or achieve sustained profitability will depend on, among other things, our ability to maintain and improve sales of our existing product lines; our ability to successfully market and sell certain new products and technologies; the amount of royalty revenue we receive from our corporate partners; our ability to develop and successfully launch new products and technologies; our ability to improve our profit margins through lower manufacturing costs and efficiencies or improved product sales mix; and our ability to effectively control our various operating costs.

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

We continue to explore options to improve our capital structure and address our current and future capital needs. If we are not able to adequately address our capital needs or refinance our $229.4 million of 9% Senior Notes before they mature on December 1, 2016, there can be no assurances that we will have adequate liquidity and capital resources to satisfy our financial obligations, meet the funding requirements necessary to execute our operating plan or achieve profitability.

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

The level of our TAXUS and Zilver-PTX royalty revenues are highly dependent on the production, distribution, development and sales and marketing efforts undertaken by our strategic partners, BSC and Cook, respectively.

We do not have control over the sales and marketing efforts, pricing, production volumes, distribution or regulatory environment related to BSC’s TAXUS paclitaxel-eluting coronary stent program and Cook’s Zilver-PTX paclitaxel-eluting peripheral vascular stent program. Our involvement is limited to the terms of our 1997 License Agreement (as amended) with BSC and Cook (the “1997 License Agreement”), which provides for the receipt of royalty revenue based on the net sales of TAXUS and Zilver-PTX.

Royalty revenue from BSC has declined significantly, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. BSC has attributed this significant decline in royalties primarily to competition in the drug-eluting stent market, pricing pressures in the drug-eluting stent market and a decline in the overall number of drug-eluting stent procedures. Our TAXUS related royalties may decline further due to these and other factors in the future.

In addition, if BSC or Cook are impaired in their ability to market and distribute TAXUS and Zilver-PTX, respectively, whether for these reasons or due to a failure to comply with applicable regulatory requirements, discovery of a defect in the device, increased incidence of adverse events or identification of other safety issues, or previously unknown problems with the manufacturing operations for TAXUS or Zilver-PTX (any of which could, under certain circumstances, result in a manufacturing injunction), our revenues may be negatively impacted. BSC or Cook’s failure to resolve these issues in a timely manner and to the satisfaction of the FDA and other regulatory authorities, or the occurrence of similar problems in the future, could delay the launch of additional TAXUS or Zilver-PTX product lines and have an adverse impact on our royalty revenue from sales of both products.

Additionally, BSC or Cook may terminate our 1997 License Agreement under certain circumstances, which include an inability to acquire a supply of paclitaxel at a commercially reasonable price, determination that paclitaxel-eluting stents are no longer commercially viable; or if our exclusive license agreement with the Public Health Service of the U.S. through the National Institutes of Health (the “NIH”) terminates. Under the terms of this exclusive licence agreement, NIH granted the Company an exclusive, worldwide license to certain technologies of the NIH for the use of paclitaxel (the “the NIH License Agreement”), certain rights under which are sublicensed to BSC and Cook.

The amounts payable by BSC and Cook to us vary depending on various factors, including the volume of sales in each quarterly period and patent protection laws in the country of sale. There is no guarantee that royalty payments under our 1997 License Agreement will continue, and demand for BSC and Cook’s paclitaxel-eluting stent products could continue to decline as a result of the factors stated above, as well as technological change, changes in reimbursement rates or other factors. In addition, the royalty rates payable by BSC and Cook could decline if and when patent protection expires, or no longer exists (as defined by our 1997 License Agreement) in certain jurisdictions.

Our royalty revenue derived from the sale of paclitaxel-eluting stents depends on BSC and Cook’s ability to continue to sell their respective TAXUS and Zilver-PTX products and to launch next generation paclitaxel-eluting stent products in the United States and in other countries. Historically, stent manufacture and sale have been subject to a substantial amount of patent litigation. Should BSC, Cook and others become involved in material legal proceedings related to paclitaxel-eluting stents that could adversely impact their ability to sell TAXUS and Zilver-PTX, this may negatively impact our royalty revenue derived from the sale of these paclitaxel-eluting stents.

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

Future legislation or regulatory changes to, or consolidation in, the health care system may affect our ability to sell our products profitably

There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the health care system, and some could involve changes that could significantly affect our business. For example, the 2010 health reform law was intended to increase the number of individuals covered by health insurance, impose reimbursement provisions intended to restrict the growth in Medicare and Medicaid spending and encourage development of health care delivery programs and models intended to tie payments to quality and care delivery innovations.  As currently enacted, the health reform law imposed a 2.3% excise tax on medical device manufacturers on U.S. sales of Class I, II and III medical devices.  The excise tax is effective in 2013. Given that 62% or our worldwide product sales are to customers based in the U.S., we expect that this tax burden will have a negative impact on our earnings and cash flows in 2013 and beyond.

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

We have entered into various arrangements with corporate and academic partners, licensors, licensees and others for the research, development, clinical testing, regulatory approval, manufacturing, marketing and commercialization of our product candidates. For instance, we have partnered with BSC and Cook to develop and market paclitaxel-eluting coronary and peripheral stents. Strategic partners that we may collaborate with currently and in the future, are or may be essential to the development of our technology and potential revenue and we have little control over or access to information regarding our partners’ activities with respect to our products.

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

Risks Relating to Our Indebtedness, Organization and Financial Position

We have a substantial amount of indebtedness, which could adversely affect our financial position and ability to obtain future additional financing

We may incur additional debt from time to time to finance our operations, for capital expenditures or for other purposes. The magnitude of debt we carry may impact us in the following ways:

•                          make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

•                          limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general corporate purposes;

•                          limit our ability to borrow additional funds at favourable terms;

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

Maturity of our existing debt may limit our ability to obtain financing or execute other strategic alternatives

As at December 31, 2012, we have $229.4 million of 9% Senior Notes due on December 1, 2016 (“Senior Notes”) and $60 million of Senior Floating Rate Notes (“New Notes”) due December 1, 2013. Management expects that these debt obligations will be fully repaid using the cash consideration from Angiotech’s contemplated sale of its Interventional Products Business to Argon (see the Sale of the Interventional Products Business to Argon Medical, Inc. section above).

If we are unable to complete or close the sale of the Interventional Products Business to Argon, we will need to seek new financing or pursue other strategic alternatives such as a reducing or delaying capital expenditures, selling assets, disposing of part or all of our business, restructuring or refinancing our existing debt, or seeking additional equity capital to repay these debt obligations upon maturity. There is no assurance that we will be able to complete such activities, to meet our obligations on satisfactory terms, if at all.

If we are unable to execute the any of the initiatives described above, and as a result we are not able to meet our financial obligations, we may be forced to pursue alternatives to restructure our outstanding indebtedness, including but not limited to extending the maturity on our existing indebtedness, restructuring other terms of our existing indebtedness or seeking protection from our creditors through formal bankruptcy proceedings. If such actions become necessary, they may be costly, and would likely adversely impact our business, operations, liquidity and capital resources, and may also severely limit or eliminate any amounts that may be ultimately received by our outstanding creditors in service of our obligations thereto, or that may be received by shareholders.

Our obligation to pay cash interest on our notes has had, and may continue to have, an adverse effect on our liquidity.

We are obligated to make periodic cash interest payments on our outstanding indebtedness. As a result of these required cash interest payments, combined with the significant decline in royalty payments we receive from BSC, we have had significant liquidity issues, which led to our need to restructure a significant portion of our indebtedness through the Recapitalization Transaction as concluded in May 2011. For more information on the Recapitalization Transaction, refer to note 3 of the audited consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K. If our cash flows are worse than expected, we may be unable to access additional sources of liquidity to fund our cash needs, which could further adversely affect our financial condition or results of operations and our ability to make payments on our debt.

We must offer to repurchase the Senior Notes upon a change of control.

The Senior Notes Indenture will require that, upon the occurrence of a “change of control”, as defined in the Senior Notes Indenture, we must make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Certain events involving a change of control may result in an event of default or require the applicable indebtedness or other obligations to be repurchased or repaid under our other indebtedness or indebtedness that we may incur in the future, including our $60.0 million existing Senior Floating Rate Notes (“New Notes”) and any indebtedness outstanding under our revolving credit facility (“Revolving Credit Facility”). The exercise by the holders of their right to require the Issuer to repurchase the Senior Notes upon a change of control could cause a default under the New Notes Indenture or the Revolving Credit Facility, even if the change of control itself does not. An event of default under other indebtedness could result in an acceleration of such indebtedness. We cannot assure you that we would have sufficient resources to repurchase any of the Senior Notes or to pay our other obligations in the event of such an acceleration of indebtedness upon a change of control. The acceleration of indebtedness and our inability to repurchase all of the tendered Senior Notes would constitute events of default under the Senior Notes Indenture. We cannot assure you that the terms of any future indebtedness will not contain cross default provisions based upon the occurrence of a change of control or other defaults under such debt instruments. Furthermore, this would likely impact our ability to continue operations.

We have effected reductions in our operating costs and, as a result, our ability to cut costs further and sustain our business initiatives may be limited.

Beginning in late 2008 and continuing into early 2012, we have implemented various initiatives to reduce operating costs across all functions of the Company and focus our business efforts on our most promising near-term product opportunities. As a result of these cost-cutting initiatives, we may have a more limited ability to further reduce costs to increase our liquidity should such measures become necessary. Any further reductions may have a materially negative impact on our business.

Restrictive covenants in our existing and future credit agreements may adversely affect us.

We must comply with operating and financing restrictions in our Revolving Credit Facility; which was entered into on May 12, 2011 and provides us with up to $28 million of aggregate principal borrowings; and the indentures governing our other outstanding indebtedness.  The Revolving Credit Facility is subject to a borrowing base, certain reserves and other conditions (for more information, refer to notes 14 of the audited consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K).  These restrictions affect, and in many respects limit or prohibit, our ability to:

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

We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Euros, Swiss francs, Danish kroner, and U.K. pounds sterling, and earn a significant portion of our revenues in U.S. dollars. We primarily manage our foreign exchange risk by satisfying foreign-denominated expenditures with cash flows or assets denominated in the same currency.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS

None.

Item 2.                          PROPERTIES

As at December 31, 2012, we have 16 facilities located in six different countries, which include Canada, the United States, Puerto Rico, the United Kingdom, Denmark and Switzerland. Of the 16 facilities, seven are primarily used to manufacture and distribute medical devices or materials for medical device products. Our other eight facilities are primarily used for sales and marketing and administrative activities. One of our facilities, located in Seattle, WA, is currently subleased to a tenant.  Collectively, these facilities comprise approximately 458,145 square feet(1) of modern technical manufacturing, research and administrative operations. The following chart summarizes the facilities where our domestic and international operations occur:

Location	Primary Purpose	Segment	Owned or Leased
St. Gregoire, France	Administration	Medical Device Technologies	Leased

Lausanne, Switzerland	Administration	Medical Device Technologies	Leased

Stockholm, Sweden	Administration	Medical Device Technologies	Leased

Taunton, United Kingdom	Manufacturing	Medical Device Technologies	Owned

Stenlose, Denmark (3 facilities)	Manufacturing	Medical Device Technologies	2 Leased, 1 Owned(2)

Wheeling, IL	Manufacturing	Medical Device Technologies	Owned

Gainesville, FL	Manufacturing	Medical Device Technologies	Owned

Henrietta, NY	Manufacturing	Medical Device Technologies	Leased

Seattle, WA	Administration	Medical Device Technologies	Leased (Subleased)

Bellevue, WA	Administration	Medical Device Technologies	Leased

Reading, PA	Manufacturing	Medical Device Technologies	Owned

Aguadilla, Puerto Rico	Manufacturing	Medical Device Technologies	Leased

Sao Paulo, Brazil	Administration	Medical Device Technologies	Leased

Vancouver, B.C.	Administration	Licensed Technologies	Leased

(1)  458,145 sq. ft. of facilities excludes 19,260 sq. ft. of a subleased facility located in Seattle, WA.

(2)  In connection with the closure of our Denmark manufacturing facility, the owned property is currently being marketed for sale and the leased properties will be vacated in 2013.

Item 3.   LEGAL PROCEEDINGS

The Company may be subject to various claims and legal proceedings brought against it in the normal course of business. The Company maintains insurance policies that provide limited coverage for amounts in excess of certain pre-determined deductibles for intellectual property infringement and product liability claims. Such matters are subject to many uncertainties and may be difficult for management to determine the outcome or estimate the potential range of losses if the Company does not prevail in such matters. However, management believes that adequate provisions have been made in the accounts where required.  There is no assurance that any legal proceedings disclosed here, or other legal proceedings not disclosed here, will not have a material adverse impact on the Company’s financial condition or results of operations.

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

PART II

Item 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common shares are privately held, and there is currently no established public trading market for our common stock. As at March 28, 2013, there were 12,547,702 new common shares issued and outstanding which were held by 62 shareholders of record. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.  In addition, as of March 28, 2013, there were outstanding options (“Options”) and Restricted Stock Units (“RSUs”) to purchase 759,517 common shares; and outstanding and unvested units of restricted stock (“RS”) that would convert into 86,805 common shares once vesting conditions are met.

Dividend Policy

We have not declared or paid any dividends on our common shares since inception. The declaration of dividend payments is at the sole discretion of our Board of Directors. The Board of Directors may declare dividends in the future depending upon numerous factors that ordinarily affect dividend policy, including the results of our operations, our financial position and general business conditions. Our Revolving Credit Facility and the indentures governing our Senior Floating Rate Notes and 9% Senior Notes also contain certain customary affirmative and negative covenants which limit our ability to make dividend distributions.

Sale of Unregistered Securities within the Past Twelve Months

During the year ended December 31, 2012, 43,403 common shares were issued to certain executives upon vesting of their units of Restricted Stock. We concurrently repurchased 16,701 of units of RS from these executives in connection the withholding taxes owed by them on units which had vested.

During the year ended December 31, 2012, 219,500 RSU’s were issued to certain employees and members of senior management. During the same period 31,000 RSU’s were forfeited and 208,333 were cancelled in accordance with the terms of Dr. Hunter’s (former President and Chief Executive Officer of Angiotech) Termination Settlement Agreement dated November 14, 2012.

During the year ended December 31, 2012, 37,200 Options were forfeited and 219,452 were cancelled in accordance with the terms of Dr. Hunter’s Termination Settlement Agreement referred to above. The Options were issued at an exercise price of $20 and expire on May 12, 2018.

These equity based awards were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and the issuance of common shares upon exercise of the options was exempt from registration in reliance on Rule 701 of the Securities Act.

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

On May 12, 2011, Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for the cancellation of all outstanding common shares and issuance of new common shares of Angiotech (the “Recapitalization Transaction”). In connection with this Recapitalization Transaction and as discussed below, the Company adopted fresh start accounting on April 30, 2011 (the “Convenience Date”). Upon implementation of fresh-starting accounting, Angiotech comprehensively revalued its assets and liabilities to their estimated fair values and eliminated its deficit, additional paid-in-capital and accumulated other comprehensive income balances.

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

	Successor Company		Predecessor Company
	Year ended	Eight months ended	Four months ended	Year ended	Year ended	Year ended
	December 31,	December 31,	April 30,	December 31,	December 31,	December 31,
(in thousands of U.S. $)	2012	2011	2011	2010	2009	2008
REVENUE
Product sales, net	$221,326	$139,307	$69,198	$211,495	$191,951	$190,816
Royalty revenue	18,449	13,670	10,941	34,461	62,171	91,546
License fees (1)	4,050	—	127	286	25,556	910
	243,825	152,977	80,266	246,242	279,678	283,272

EXPENSES
Cost of products sold (2)	102,706	90,348	32,219	106,304	104,616	101,052
License and royalty fees	618	264	68	5,889	10,431	14,258
Research and development	7,056	14,076	5,686	26,790	23,701	53,192
Selling, general and administration	70,985	60,424	24,846	89,238	81,504	98,483
Depreciation and amortization	34,503	23,973	14,329	33,745	33,251	33,998
In-process research and development	—	—	—	—	—	2,500
Write-down of assets held for sale (3)	277	—	570	1,450	3,090	1,283
Write-down of property, plant and equipment (4)	877	4,502	215	4,779	—	—
Write-down of intangible assets (5)	—	10,850	—	2,814	—	—
Escrow settlement recovery (6)	—	—	—	(4,710)	—	—
Write-down of goodwill (7)	—	—	—	—	—	649,685
	217,022	204,437	77,933	266,299	256,593	954,451
Operating income (loss)	26,803	(51,460)	2,333	(20,057)	23,085	(671,179)

Other (expenses) income:
Foreign exchange (loss) gain	(751)	1,461	(646)	1,011	(1,612)	540
Other income (expense)	1,320	547	34	(571)	378	1,192
Debt restructuring costs (8)	—	—	—	(9,277)	—	—
Interest expense	(20,390)	(11,945)	(10,327)	(40,258)	(38,039)	(44,490)
Write-down and other deferred financing charges (9)	—	—	—	(291)	(643)	(16,544)
Write-downs of investments (10)	(561)	(2,035)	—	(1,297)	—	(23,587)
Debt extinguishment loss (13)	(4,437)
Loan settlement gain (11)	—	—	—	1,880	—	—
Gain on disposal of Laguna Hills manufacturing facility (12)	—	—	—	2,005	—	—
Total other expenses	(24,819)	(11,972)	(10,939)	(46,798)	(39,916)	(82,889)
Income (loss) before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	1,984	(63,432)	(8,606)	(66,855)	(16,831)	(754,068)
Reorganization items	—	—	321,084	—	—	—
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	—	—	—
(Loss) income before taxes	1,984	(63,432)	379,785	(66,855)	(16,831)	(754,068)
Income tax (recovery) expense	8,210	(2,986)	267	(44)	6,037	(12,892)
Net (loss) income	(6,226)	(60,446)	379,518	(66,811)	(22,868)	(741,176)

Basic and diluted net (loss) income per common share	$(0.49)	$(4.82)	$4.46	$(0.78)	$(0.27)	$(8.71)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,791	12,528	85,185	85,168	85,130	85,118

Footnotes:

(1)

During the year ended December 31, 2012, the Successor Company recognized $4.0 million of license fee revenue in connection with the completion of certain product development milestones defined under the terms of the collaboration arrangement with Ethicon, LLC and Ethicon, Inc. (“Ethicon”) related to its proprietary Quill Technology. During the year ended December 31, 2009, the Predecessor Company received a one-time up-front payment of $25.0 million from Baxter International Inc. (“Baxter”) under the terms of the Amended and Restated Distribution and Licence Agreement between Angiotech US, Angiotech International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A. dated January 1, 2009 (the “Baxter Distribution and License Agreement”). The payment was received in lieu and settlement of future royalty and milestone obligations related to existing formulations of CoSeal and future related products.

(2)

During the eight months ended December 31, 2011, the Successor Company’s net income included $22.6 million of additional cost of products sold expense related to the revaluation of its inventory from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting on April 30, 2011. This is also the primary reason for the decline in the gross margin earned from medical device product sales from 53.4% during the four months ended April 30, 2011 to 35.7% during the eight month ended December 31, 2011. This non-recurring, non-cash fair value adjustment to inventory was fully charged to cost of products sold during the eight months ended December 31, 2011 and had no impact on the Successor Company’s cash flows, liquidity, credit profile or capital resources.

(3)

During the year ended December 31, 2012, the Successor Company recorded a $0.3 million impairment charge on a property that has been classified as held-for-sale and is being marketed for sale in connection with the closure of its Denmark manufacturing facility. As at December 31, 2008, the Predecessor Company had three properties that were designated and classified as held-for-sale in Vancouver, Canada; Syracuse, New York and Puerto Rico. Impairment charges of $0.6 million, $1.5 million, $3.0 million and $1.3 million were recorded during the four months ended April 30, 2011, and the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, to adjust the carrying values of these properties to the lower of cost and fair value less estimated selling costs. The Puerto Rico property was sold for net proceeds of $0.7 million in January 2010, the Vancouver property was sold for net proceeds of $1.8 million in May 2011 and the Syracuse property was sold for net proceeds of $0.9 million in June 2011.

(4)

During the eight months ended December 31, 2011, the Successor Company recorded $4.5 million of impairment write-downs of certain manufacturing equipment, furniture and fixtures, and leasehold improvements in connection with: (i) the restructuring of its research and development department; and (ii) the termination of its anti-infective research and development program in the later part of 2011. During the year ended December 31, 2010, the Predecessor Company recorded impairment write-downs of $4.8 million of certain laboratory and manufacturing equipment in connection with: (i) the suspension of its research and development activities related to the fibrin and thrombin technologies acquired from Haemacure Corporation (“Haemacure”) in early 2010; and (ii) restructuring changes that were initiated in connection with the Recapitalization Transaction.

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

(6)

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

(7)

During the third quarter of 2008, the Predecessor Company wrote-down the carrying value of its goodwill associated with the Medical Device Products segment by $599.4 million. The remaining balance of $26.8 million was subsequently written off in the fourth quarter of 2008. As at December 31, 2008, the Predecessor Company also determined that the goodwill allocated to its Licensed Technologies segment was impaired and accordingly, management wrote off the remaining balance of $23.5 million.

(8)

During the year ended December 31, 2010, the Predecessor Company incurred debt restructuring costs of $9.3 million for fees and expenses related to the Recapitalization Transaction. These fees and expenses represent professional fees paid to both the Predecessor Company and the 7.75% Senior Subordinated Noteholders’ financial and legal advisors to assist in the analysis of certain financial and strategic alternatives.

(9)

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

(10)

During the year ended December 31, 2012, the Successor Company disposed of $2.6 million of its short term investment in equity securities in a publicly traded biotechnology company for net proceeds of $2.3 million and realized a loss of $0.4 million. The Successor Company also recorded $0.2 million of other-than-temporary impairment losses on this investment due to uncertainty about its ability to recover the investment’s cost. During the eight months ended December 31, 2011, the Successor Company recognized $2.0 million of similar other-than-temporary impairment losses on this investment. . During the year ended December 31, 2010, the Predecessor Company recorded $1.3 million of write-offs related to its long term investments in three private biotechnology companies that were determined to be irrecoverable. In 2008, the Predecessor Company wrote-down and realized a loss on investments of $10.7 million, $1.9 million and $11.0 million in the second, third and fourth quarters respectively. In 2007, the Predecessor Company wrote-down and realized a loss on investments of $8.2 million.

(11)

During the year ended December 31, 2010, the Predecessor Company recorded a $1.9 million loan settlement gain relating to the settlement of its loan to Haemacure Corporation (“Haemacure”) in connection with its acquisition of certain product candidates and technology assets from Haemacure.

(12)	During the year ended December 31, 2010, the Predecessor Company recorded a $2.0 million gain from the sale of its Laguna Hills manufacturing facility and related long-lived assets.

(13)

During the year ended December 31, 2012, the Successor Company incurred a $4.4 million debt extinguishment loss upon the exchange and settlement of $225.0 million New Notes for $229.4 million of Senior Notes, which includes a 2% Early Tender Premium.

BALANCE SHEET INFORMATION

	Successor Company		Predecessor Company
As at	Year ended December 31,		Year ended December 31,
(in thousands of U.S.$)	2012	2011	2010	2009	2008
Cash, cash equivalents and short-term investments	$46,369	$25,432	$37,968	$57,322	$39,800
Working capital	22,056	65,509	(518,739)	66,512	51,767
Total assets	608,402	608,106	305,998	370,059	385,197
Total long-term obligations	353,379	427,153	50,211	620,160	623,655
Deficit	(66,672)	(60,446)	(933,352)	(866,541)	(843,673)
Total shareholders’ equity (deficit)	140,668	146,407	(384,076)	(313,287)	(299,873)

QUARTERLY RESULTS

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters:

	Successor Company
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	September 30,	June 30,	March 31,
(in thousands of U.S.$, except per share data)	2012	2012	2012	2012
Revenue
Product sales	$57,518	$52,661	$56,523	$54,623
Royalty and license revenue	7,782	3,976	4,815	5,927
Total revenues	65,300	56,637	61,338	60,550
Gross Margin:
Medical Device Products	35,724	29,619	29,953	30,721
Licensed Technologies	2,602	2,848	3,999	5,035
Total Gross Margin	38,326	32,467	33,952	35,756
Operating (loss) income	8,636	6,613	4,626	6,929
Net income (loss)	5,329	(8,608)	(2,948)	1
Basic net income (loss) per common share	$0.42	$(0.67)	$(0.23)	$—
Diluted net income (loss) per common share	$0.42	$(0.67)	$(0.23)	$—

	Successor Company			Predecessor Company
	Quarter ended	Quarter ended	Two months ended	One month ended	Quarter ended
	December 31,	September 30,	June 30,	April 30,	March 31,
(in thousands of U.S.$, except per share data)	2011	2011	2011	2011	2011
Revenue
Product sales	$51,506	$51,899	$35,902	$16,365	$52,834
Royalty and license revenue	7,106	5,497	1,068	5,309	5,758
Total revenues	58,612	57,396	36,970	21,674	58,592
Gross Margin:
Medical Device Products	27,882	14,123	9,915	8,148	29,870
Licensed Technologies	5,947	4,427	4,048	1,258	4,726
Total Gross Margin	33,829	18,550	9,986	13,383	34,596
Operating (loss) income	(22,080)	(18,066)	(11,314)	2,378	(47)
Net loss	(27,514)	(18,684)	(14,248)	397,519	(18,001)
Basic and diluted loss per common share	$(2.20)	$(1.47)	$(1.12)	$4.67	$(0.21)

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANGIOTECH PHARMACEUTICALS, INC.

For the year ended December 31, 2012

(All amounts following are expressed in U.S. dollars unless otherwise indicated.)

The following management’s discussion and analysis (“MD&A”) for the year ended December 31, 2012 should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the presentation of annual financial information. Additional information relating to our company is available by accessing the SEDAR website at www.sedar.com or the SEC’s EDGAR website at www.sec.gov/edgar.shtml.

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

Statements contained in this Annual Report on Form 10-K that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “plans,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “expects” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. All such statements are made pursuant to the “safe harbor” provisions of applicable securities legislation. Forward-looking statements may involve, but are not limited to, comments with respect to our objectives and priorities for 2013 and beyond, our strategies or future actions, our targets, expectations for our financial condition and the results of, or outlook for, our operations, research and development and product and drug development. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

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

Upon commencement of the Creditor Protection Proceedings through to the Convenience Date (as described below), we applied Accounting Standards Codification (“ASC”) No. 852 — Reorganization to prepare our consolidated financial statements. ASC No. 852 required us to distinguish transactions and events directly associated with the Recapitalization Transaction from ongoing operations of the business as follows: (i) certain expenses, recoveries, loss provisions, and other charges incurred during Creditor Protection Proceedings were reported as Reorganization Items on the Consolidated Statement of Operations and (ii) specific cash flow items directly related to the Reorganization Items were segregated on the Consolidated Statement of Cash Flows. In addition, in accordance with the terms of the recapitalization plan, we ceased to accrue interest from January 28, 2011 onwards on our pre-petition Subordinated Notes.

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on the Effective Date, we were required to adopt fresh-start accounting in accordance with ASC No. 852 — Reorganization based on the following conditions being met: (i) total post-petition liabilities and allowed claims exceeded the reorganization value, which resulted from the Recapitalization Transaction; and (ii) pre-petition stockholders received less than 50% of the new common shares issued under the reorganization plan, thereby resulting in a substantive change in control. We applied fresh start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference.

Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date. Overall, the implementation of fresh start accounting resulted in: (i) a comprehensive revaluation of our assets and liabilities to their estimated fair values, (ii) the elimination of our pre-reorganization deficit, additional paid-in-capital and accumulated other comprehensive income balances and (iii) reclassification of certain balances.  Given these material changes to our consolidated financial statements, the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company. However, given that these fresh start adjustments were non-cash in nature and did not change our business or operations, for comparative purposes, we have combined the results of the Predecessor Company for the eight months ended December 31, 2011 and the results of the Successor Company for four months ended April 30, 2011.  We believe that the comparison of the year ended December 31, 2012 versus the year ended December 31, 2011 provides the best analysis of our operating results. Where specific income statement items have been significantly impacted, either temporarily or permanently, by the reorganization and fresh-start accounting, we have provided detailed explanations of such in the discussion below.

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

Our most significant product groups within this business segment include:

•      Interventional Oncology. We develop, manufacture and market a range of proprietary single use medical device products for the diagnosis of cancer, primarily biopsy devices and related products. We also offer additional product lines for selected other interventional radiology procedures performed primarily by physicians that also utilize our biopsy product lines. Our most significant product lines include our BioPince™ full core biopsy devices, our True-Core™ and SuperCore™ single use disposable biopsy devices, our T-Lok™ bone marrow biopsy devices and our SKATER™ line of drainage catheters. We sell the majority of these product lines through our direct sales organization directly to hospitals and other end users, as well as through third party medical products distributors in certain countries outside of the United States.

•      Wound Closure. We develop, manufacture and market a full line of wound closure products, primarily various types of sutures and surgical needle products. Our most significant product lines include our Quill™ Knotless Tissue-Closure products (“Quill”) and our LOOK™ brand sutures for dental and general surgery. We sell these product lines, in particular our Quill product line, directly to hospitals, surgery centers, clinics and other end users through our direct sales organization, as well as through third party medical products distributors. We also manufacture certain of these products in finished form for other third party medical device manufacturers and distributors that sell them under independently owned brand names. During the year ended December 31, 2012, we entered into an arrangement with Ethicon, LLC and Ethicon, Inc. (collectively “Ethicon”) related to our proprietary Quill technology, certain manufacturing equipment and services (refer to the Quill Transaction section below).

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

Our Medical Device Products segment contains significant precision medical device manufacturing capabilities. As at December 31, 2012, we manufactured our products at seven different locations. Each facility has specific, and in some cases, proprietary expertise in certain types of medical device manufacturing as well as experience in complying with the significant regulations, quality and operating requirements that are critical aspects of medical products manufacturing. Certain of our key capabilities include electro-chemical cutting, chemical etching, match point metal grinding, custom insert molding, injection molding, wire and tube forming and plastic extrusion.

In April 2012, we announced plans to close our manufacturing facility in Denmark and to move the vast majority of product being manufactured at that facility to our facilities located in the United States, primarily due to the high cost of manufacturing in Denmark. Production activities associated with this facility are currently in the process of being moved to our facilities in the U.S. The closure of our Denmark manufacturing facility is expected to be completed by April 2013.  As at December 31, 2012, we have incurred $0.7 million of retention and severance costs and $0.6 million of costs to execute transfer and transition activities.

Our Medical Device Product segment markets, sells and distributes our products through a group of highly specialized sales organizations that consist of direct sales and marketing personnel, which in some cases are supplemented by independent sales representatives and independent medical products distributors, depending on the product category, customer base or geographic location. We currently employ approximately49 direct sales and marketing personnel in our Interventional Oncology group, approximately 63 direct sales and marketing personnel in our Wound Closure group, and approximately 36 additional direct sales personnel serving customers in our other product areas and selected geographies outside of the U.S.

We conduct highly selective new product development activities, primarily at two of our manufacturing facility locations. Our product development groups include personnel with expertise in medical products and manufacturing engineering, regulatory affairs and quality assurance. These groups, in addition to supporting certain new products and product line extension initiatives, also support our manufacturing operations to enhance our existing manufacturing capabilities and operating efficiencies.

Licensed Technologies

Our Licensed Technologies segment includes certain of our legacy technologies for which research and development activities have been concluded.  This segment generates additional revenue in the form of royalties received from partners who license and utilize these technologies in their medical device product lines.

We receive royalty revenue derived from sales of TAXUS paclitaxel-eluting coronary stents for the treatment of coronary artery disease (“TAXUS”) and Zilver PTX paclitaxel-eluting peripheral vascular stents for the treatment of vascular disease in the leg (“Zilver-PTX”), based upon our respective license agreements with Boston Scientific Corporation (“BSC”) and Cook Medical, Inc. (“Cook”) for the use of several families of intellectual property underlying our proprietary paclitaxel technology. Our principal revenues in our Licensed Technologies segment to date have been royalties derived from sales of TAXUS by our partner BSC. We have licensed the same technology utilized by BSC in its TAXUS product line to Cook for use in its Zilver PTX product.

The royalty rate applied to BSC’s sales increases in certain countries depending upon unit sales volume achieved by BSC. The royalty rates applied to Cook’s sales of Zilver PTX are flat rates, regardless of the unit volume of sales achieved.

a)  TAXUS

The TAXUS stent, which incorporates our proprietary paclitaxel technology, is a small, balloon-expanded metal scaffold designed for placement in diseased arteries in the heart to restore blood flow by expanding and holding open the arteries upon deployment.

BSC first received approval to sell TAXUS in the E.U. in 2003 and in the U.S. in 2004.  Subsequent to the U.S. approval of the TAXUS stent system in 2004, BSC has introduced multiple next generation coronary stent platforms that utilize our proprietary paclitaxel technology. TAXUS has been studied in multiple human clinical trials, as well as in independent registry studies, which have repeatedly demonstrated the safety and efficacy of TAXUS. In addition, the number of repeat surgery procedures has been shown to be significantly lower in patients receiving TAXUS than those receiving non drug-eluting, or bare metal, coronary stents.

On February 22, 2012, BSC announced that the TAXUS Liberte™ and the TAXUS ION™ coronary stent systems received U.S. Food and Drug Administration (“FDA”) approval for use in patients experiencing an acute myocardial infarction (“AMI”) or heart attack. This indication accounts for approximately 10% of all coronary interventions and arose from the FDA’s review of data from the Paclitaxel clinical program and the HORIZONS-AMI global trial.  The HORIZONS-AMI trial included 3,600 randomized patients that that either received drug-eluting stents or bare-metal stents for the treatment of AMI. The HORIZONS-AMI trial clinical data, reviewed by BSC, demonstrated that paclitaxel-eluting stents were superior in efficacy to bare-metal stents in AMI patients by significantly reducing clinical and angiographic restenosis and exhibiting a comparable safety profile at 3 years.

TAXUS royalty revenues may continue to decline in future periods, primarily due to continued competitive pressures experienced by BSC in the market for drug-eluting coronary stents. We expect minimal expenses related to our receipt of future royalty revenue derived from BSC’s sales of TAXUS.

b)  Zilver-PTX

The Zilver PTX paclitaxel-eluting peripheral vascular stent; which incorporates our proprietary paclitaxel technology; is a small, self-expanding metal scaffold designed for placement in diseased arteries in the limbs to restore blood flow by expanding and holding open the arteries upon deployment.

Cook first received approval to sell Zilver PTX in the E.U. in 2009. In addition, as discussed under the Recent Significant Developments section below, on November 15, 2012, Cook received FDA approval to market and sell Zilver-PTX in the U.S. Historically, stent procedures for peripheral artery disease (“PAD”) in the limbs were limited due to high incidence of complications that often lead to subsequent surgical procedures, as well as risk of stent fracture with existing products, given peripheral vascular stents may be exposed and not protected by the patient’s anatomy as with coronary stents, which are implanted in vessels in the heart behind a patient’s rib cage. Cook has conducted multiple human clinical trials for Zilver PTX in the E.U., U.S., Japan, and selected other countries to assess product safety and efficacy. Clinical results for Zilver PTX have suggested significant reduction in complications as compared to traditional PAD treatments.

As Zilver-PTX is now approved for sale in the U.S., we expect to receive additional royalty revenue from future sales growth of Zilver-PTX.  In addition, we expect to incur royalty expense associated with Cook’s sales of Zilver PTX, under our license agreement with the National Institutes of Health (“NIH”) for certain intellectual property owned by NIH relating to this product line.

We will continue to receive royalty revenue from BSC and Cook over the life of the licensed patent families in each respective geography, depending upon BSC’s and Cook’s level of product sales and commercial and clinical success.

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

Significant Recent Developments

Sale of Interventional Products Business to Argon Medical Devices, Inc.

On March 25, 2013, we announced that we entered into a definitive agreement to sell certain of our subsidiaries, comprising our Interventional Products Business to Argon Medical Devices, Inc., a Delaware corporation (“Argon”), which is a portfolio company of RoundTable, for $362.5 million in cash consideration. Subject to various conditions, the transaction is expected to close prior to the end of April 2013.

Highlights and selected terms of the transaction include:

•      On March 22, 2013, Angiotech Pharmaceuticals, Inc., Angiotech International AG, a Swiss corporation (“AIAG”), and Angiotech Pharmaceuticals (US), Inc., a Washington corporation (“AUS” and, collectively with the Company and AIAG, the “Sellers”) entered into a Stock Purchase Agreement (the “SPA”) with Argon Medical Devices Holdings, Inc., a Delaware corporation (“Argon Holdco”), Argon Medical Devices, Inc., a Delaware corporation (“Argon”), and Argon Medical Devices Netherlands B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Argon Netherlands” and, collectively with Argon, “Buyers”).  AIAG and AUS are subsidiaries of Angiotech.

•      The businesses being acquired by Argon include all manufacturing, commercial and administrative operations relating to Angiotech’s Interventional Products Business. Key product lines in this business include Angiotech’s BioPince™ full core biopsy devices, Tru-Core™ II (fully automatic) and SuperCore™ (semi-automatic) disposable biopsy instruments, T-Lok™ bone marrow biopsy devices, and Skater™ drainage catheters, among other products. Angiotech’s Interventional Products Business also manufactures components for other third party medical device manufacturers, operates manufacturing facilities in Wheeling, IL, Gainesville, FL and Stenlose, Denmark and employs a direct sales and marketing organization in the U.S. and Europe. Angiotech’s Interventional Products Businesses recorded $101.6 million in revenue during the year ended December 31, 2012.

•      Consideration for the transaction will total $362.5 million in cash, subject to a potential working capital adjustment, with $347.5 million to be received upon the close of the transaction, and $15 million to be retained in escrow for a period of 12 months to secure indemnification obligations relating to the transaction.

•      We expect to use the proceeds received from the transaction to repay all of our remaining outstanding debt obligations, including remaining amounts due under our New Notes due in December 2013 and the Senior Notes due in December 2016. We also expect to terminate our Revolving Credit Facility with Wells Fargo Capital Finance upon the close of the transaction.

•      The transaction is subject to approval of Angiotech shareholders. Shareholders representing approximately 70% of Angiotech’s outstanding shares have signed voting agreements in connection with the transaction, and have agreed to vote their shares in favor of the proposed transaction.

•      The transaction is conditioned on, among other things, expiration of applicable waiting periods under the U.S. Hart Scott Rodino Act.

•      We expect to make a cash distribution, in the form of a return of capital, to shareholders in an amount to be determined shortly after the close of the transaction, and subsequent to the repayment of our debt obligations, final payment of all transaction related fees and expenses, and final determination by management and the Board of Directors as to the operating cash needs of our remaining businesses.

Upon the conclusion of the transaction, we will retain our Surgical Products Business and our Royalty Business. Revenue recorded by Angiotech during the year ended December 31, 2012 from these businesses was $123.1 million and $15.1 million, respectively. The Royalty Business consists of a portfolio of intellectual property related to a variety of biomaterial, drug and medical device related technologies, and technology applications, which includes TAXUS and Zilver-PTX. Key product lines in our Surgical Products business include wound closure products such as the Quill, Look™ brand sutures for general and dental surgery and Sharpoint™ UltraGlide and Microsurgical sutures, and ophthalmic products such as the Sharpoint™ brand ophthalmic surgical blades. Our Surgical Products Business also manufactures components for other third party medical device manufacturers, and operates manufacturing facilities in Reading, PA, Aguadilla, PR and Taunton, England. Our Surgical Products Business also employs a specialized direct sales and marketing team, with dedicated groups focused on its wound closure, ophthalmology and medical components product lines respectively.

We will also retain all intellectual property, rights, assets and inventory related to our BioSentry™ (formerly Bio-Seal) product line, which was recently approved for sale in the U.S. by the FDA (see the FDA Approval of Bio-Sentry™ Long Biopsy Tract Plug System section below for further discussion). Coincident with the transaction, we concluded a three year Manufacturing and Supply Agreement with Argon with respect to BioSentry. Argon will not, as part of this agreement, have commercialization rights to BioSentry. U.S. commercial launch activities for this product line will continue, and customers may inquire or place orders for BioSentry through our existing customer service line.

We will retain real property assets located in Stenlose, Denmark as part of the transaction, and will retain net proceeds generated upon any sale of such real property assets subsequent to Angiotech and Argon concluding our previously announced transfer of production activities from Stenlose to facilities located in the U.S. Such transfer is still currently expected to conclude during the first half of 2013.

Upon the close of the transaction, we will cease to be a voluntary reporting public issuer, and will therefore no longer file financial or other information with the U.S. Securities and Exchange Commission.

Refinancing of $225 million of Senior Floating Rate Notes

In July 2012, we launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of our outstanding $325.0 million existing Floating Rate Notes (the “New Notes”) due December 1, 2012 (the “Maximum Principal Exchange Amount”) for new 9% Senior Notes due December 1, 2016 (the “Senior Notes”) issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”).  On August 13, 2012, $225.0 million of the $255.5 million tendered New Notes were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of Senior Notes.  All note holders that tendered their New Notes by the July 23, 2012 early tender date received the Senior Notes with a principal amount that included a 2% premium above the principal amount of the New Notes exchanged. In accordance with ASC No. 470-50 — Debt Extinguishment and Modification, the refinancing of the $225 million of New Notes was determined to be an extinguishment of debt given that the change in future cash flows on a pre and post transaction basis exceeded 10% and was therefore considered substantial. As such, the new Senior Notes were recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered upon settlement and cancellation of the $225.0 million of New Notes that were tendered.  For more detail on the terms, rights and conditions associated with the Senior Notes, refer to the Liquidity and Capital Resources section below.

Redemption of New Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, we exercised our call option to redeem approximately $40 million in aggregate principal amount of our $100 million then outstanding New Notes. On October 17, 2012 we redeemed $40 million of New Notes at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million. After accounting for the $40 million partial redemption, our total long-term debt was reduced to $289.4 million and our total long-term debt maturing in December 2013 was reduced to $60 million.

In addition, on March 18, 2013, we announced a second partial redemption for $16.0 million of New Notes outstanding at 100% of their principal amount together with accrued and unpaid interest. The partial redemption is expected to be completed on or prior to April 12, 2013.

FDA Approval of Zilver-PTX

On November 15, 2012, our partner Cook received approval from the FDA to market and sell Zilver-PTX in the United States. Zilver-PTX is now approved for sale in over 50 markets. Zilver-PTX is the only FDA approved drug-eluting stent indicated for use in PAD. Data from Cook’s pivotal clinical trial indicated that 8 out of 10 patients treated with Zilver PTX still had open arteries (primary patency) after one year, as compared to only 3 out of 10 patients treated with balloon angioplasty alone. In addition, patients who received a bare-metal stent required more than twice as many re-intervention procedures to reopen the treated vessel as compared to patients who received Zilver PTX.

On December 18, 2012, Cook announced that the Riverside Methodist Hospital in Columbus, Ohio treated its first patient with Zilver-PTX as part of their commercial launch.

FDA Approval of BioSentry™ Lung Biopsy Tract Plug System (“BioSentry”)

On December 19, 2012, we received approval from the FDA to market and sell our proprietary BioSentry (formerly Bio-Seal) product in the United States. Our BioSentry product is a novel biopsy device system that contains a proprietary hydrogel plug designed to prevent air leaks that can lead to a collapsed lung, or pneumothorax, in patients having lung biopsies. On contact with moist tissue, the hydrogel plug absorbs fluids and expands to fill the void created by the biopsy needle puncture. The plug is absorbed into the body after healing of the puncture site has occurred. Pneumothorax is the most common potential complication in patients undergoing lung biopsy procedures. In cases where a chest tube is inserted to treat pneumothorax, an extended hospital stay for such patients may be required until the condition has stabilized. Industry estimates indicate that over 250,000 lung biopsy procedures are performed annually in the United States.

Quill Transaction

On April 4, 2012, we concurrently entered into a series of agreements with Ethicon in connection with the Company’s proprietary Quill technology and certain related manufacturing equipment and services. Significant terms of the respective agreements are described as follows:

i.      Asset Sale and Purchase Agreement

We entered into an Asset Sale and Purchase Agreement dated April 4, 2012 (the “APA”) with Ethicon. Pursuant to the terms of the APA, Angiotech sold certain intellectual property related to its Quill technology, as well as certain related manufacturing equipment, to Ethicon.  Under the terms of the APA, on April 4, 2012 Ethicon made an initial cash payment of $20.4 million to us, and agreed to pay up to an additional $30.0 million in additional cash consideration, with any additional amounts that may be paid contingent upon the completion of certain activities, including the transfer of certain Quill-related know-how to Ethicon and the achievement of certain product development milestones.

ii.     Co-Exclusive Patent and Know-How License Agreement

Concurrent with the APA, we also entered into a Co-Exclusive Patent and Know-How License Agreement dated April 4, 2012 (the “License Agreement”) with Ethicon. Under the License Agreement, Ethicon has granted us a worldwide, royalty free license to the intellectual property sold to Ethicon under the APA, which effectively grants us an unrestricted right to manufacture and distribute Quill wound closure products (without the Ethicon label) in any market at our discretion.

iii.    Manufacturing and Supply Agreement

We also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which we will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed term. Under the terms of the MSA, Ethicon agreed to pay up to $12.0 million in cash consideration to us, with any amounts that may be paid contingent upon the completion of certain activities, specifically the achievement of certain product development milestones. The MSA requires us to fulfill monthly orders placed by Ethicon subject to certain terms and conditions.  In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products, as defined, in the field of knotless wound closure, which may be developed by us and are not otherwise covered by the MSA.

As many of the contingent payments embedded in the respective agreements are subject to the same or interrelated performance conditions; the APA, License Agreement and MSA were determined to be closely related for accounting purposes. As such, these agreements were collectively determined, for accounting purposes, to represent a multiple-element arrangement. This conclusion was based on the following factors: (a) significant continuing involvement is required from us to complete the transfer of certain Quill know-how to Ethicon and achieve the specified product development milestones, and (b) the fact that we have retained the same unrestricted rights that it had on a pre-transaction basis to continue manufacturing and distributing our Quill wound closure products for our own purposes, in any market at our discretion.

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

We have determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without our continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of accounting and the consideration has been measured and recognized as follows:

•      As the earnings process associated with the arrangement was incomplete upon receipt of each installment of consideration, we instantly recorded all consideration as deferred revenue upon receipt of the funds. As discussed above, in October 2012 we successfully completed the development of an initial set of product codes, which signified the completion of the first major stage of the joint arrangement.   As a result, we ratably recognized approximately $4.0 million of the $47.0 million of total consideration received to date as license fee revenue. In accordance with ASC No. 605, the remaining $43.0 million of associated deferred revenue and future consideration will continue to be ratably recognized into revenue, over a period of approximately three years, as we continue to complete and fulfill our performance obligations. As at December 31, 2012, approximately $18.8 million of the $43.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

•      In accordance with ASC No. 605, we are required to evaluate whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the consideration received to date and/or future contingent consideration may need to be reallocated to the manufacturing and supply based on our best estimate of selling price.  This ensures that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at their estimated fair values, which are commensurate with gross margins earned from similar third party sales. Based on our overall assessment as at December 31, 2012, the gross margins earned on the product shipped to Ethicon in 2012 were determined to be reflective of fair value. We will continue to monitor and evaluate the fairness of gross margins earned on future shipments.

•      Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at December 31, 2012, no amounts have been recorded in the financial statements as at December 31, 2012, in connection with the remaining $15.0 million of contingent consideration described above. We will only begin to recognize future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

Termination Settlement Agreement

On November 7, 2012, we reached a mediated settlement in principle on the termination payments to be made to Dr. William L. Hunter, the former President and Chief Executive Officer of Angiotech. Dr. Hunter’s employment ceased with Angiotech effective October 17, 2011. Pursuant to the terms of the Settlement Agreement dated November 14, 2012 (the “Termination Settlement Agreement”); Dr. Hunter received a cash settlement of $6.5 million, inclusive of legal costs, for the full and final settlement of all claims. Without further consideration, Dr. Hunter surrendered all equity awards granted to him under Angiotech’s stock incentive plan and all such awards are and will be deemed to be forfeited, terminated and cancelled and of no further force and effect. Dr. Hunter and Angiotech each executed a mutual release in connection with entering into the Settlement Agreement. As at December 31, 2012, this Settlement Amount had been fully paid out.

Acquisitions

As part of our business development efforts we consider strategic acquisitions from time to time. Terms of certain of our prior acquisitions may require us to make future milestone or contingent payments upon achievement of certain product development and commercialization objectives, as discussed under “Contractual Obligations”. During the year ended December 31, 2012, we did not complete any acquisitions.

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

As described under the Quill Transaction section above, on April 4, 2012 we entered into an Asset Sale and Purchase Agreement, Co-Exclusive Patent and Know-How License Agreement and Manufacturing and Supply Agreement with Ethicon.

In May 2012, we entered into an amendment agreement with Biopsy Sciences, LLC that eliminated all future financial obligations owing under the original January 2007 Asset Purchase and Assignment Agreement and Amended and Restated License Agreement related to our BioSeal Product in exchange for our payment of an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as research and development expense in the consolidated statement of operations during the year ended December 31, 2012.

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

Predecessor Company - Accounting Policies Applicable during Creditor Protection Proceedings

Upon commencement of the Creditor Protection Proceedings on January 28, 2011, the Predecessor Company was required to adopt Accounting Standards Codification (“ASC”) No. 852 — Reorganization. Among other things, ASC No. 852 required that the Predecessor Company: (i) distinguish transactions and events which are directly associated with the Recapitalization Transaction from ongoing operations of the business; and (ii) identify pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or are post-petition liabilities. For all other items, the Predecessor Company applied the same accounting policies as detailed in note 2 to our 2011 Financial Statements.

(a) Liabilities Subject to Compromise

From January 28, 2011 to April 30, 2011, the Predecessor Company presented certain prepetition liabilities that were incurred prior to January 28, 2011 as liabilities subject to compromise.  All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting policies based on our best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Liabilities Subject to Compromise of the Predecessor Company were adjusted to the Allowed Claims amount as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiation of contracts, the difference was presented as a Reorganization Item as discussed below (also see note 3 to our 2012 Financial Statements).

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs which are directly associated with reorganization or restructuring activities that are realized or incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with the Creditor Protection Proceedings and implementation of the Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, Revolving Credit Facility or disposal activities, and contract repudiations which have been specifically undertaken as a result of the CCAA Proceedings and Recapitalization Transaction. Similar costs incurred in 2010 prior to the Predecessor Company’s Creditor Protection Proceedings were recorded as debt restructuring expenses, write-downs of intangible assets and write-downs of property, plant and equipment. ASC No. 852 also requires that specific cash flows directly related to Reorganization Items be separately disclosed on the consolidated statement of cash flows.

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

(b) Goodwill and intangible assets

As discussed in note 3 below, the Successor Company recorded $125 million of goodwill upon implementation of fresh start accounting on April 30, 2011. The implied fair value of goodwill represents the excess of the Successor Company’s reorganization value over and above the fair value of its tangible assets and identifiable intangible assets. Based on management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Products segment.

In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but rather it is tested annually for impairment and whenever changes in circumstances occur that would indicate impairment. During the year ended December 31, 2012, the provisions of Accounting Standards Update (“ASU”) No. 2011-08 were adopted. ASU No. 2011-08 permits the Successor Company to perform a qualitative assessment (termed a “step- zero impairment test”) of potential impairment indicators to assess whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, before proceeding to a two-step impairment test. If management determines that it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not required. However, if this is not the case, management is required to conduct the customary two-step goodwill impairment test in accordance ASC No. 350.   Factors that would be considered in developing the Successor Company’s qualitative analysis include:

•      Adverse changes or outcomes in legal or regulatory matters

•      Significant negative industry or economic trends

•      Technological advances

•      Decreases in anticipated demand for products and increased competition, relative to historical or projected operating results

•      Future growth strategies

•      Significant changes in the strategy of the overall business (e.g. decision to sell or divest of a business unit)

•      Key personnel and management expertise

•      A decline in market-dependent valuation multiples

Under step one of the goodwill impairment test, management would estimate the fair value of the Medical Device Products reporting unit using a discounted projection of future cash flows (“DCF model”), which incorporates various assumptions and estimates about the outlook on future operating performance, discount rates and EBITDA multiples used to derive terminal value. As a result, the DCF model may be subject to a high degree of uncertainty and subjectivity. If the analysis indicates that the carrying value of the Medical Device Products reporting unit exceeds its fair value, management is required to proceed to step two of the goodwill impairment test. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill under step two of the goodwill impairment test, the Successor Company would record an impairment loss which is equal to the excess.

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

Results of Operations

Overview

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$, except per share data)	2012	2011	2011	2011	2010
Revenues
Medical Device Products	$228,723	$142,245	$70,260	$212,505	$215,278
Licensed Technologies	15,102	10,732	10,006	20,738	30,964

Total revenues	243,825	152,977	80,266	233,243	246,242

Operating (loss) income	26,803	(51,460)	2,333	(49,127)	(20,057)
Other expense	(24,819)	(11,972)	(10,939)	(22,911)	(46,798)

Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	1,984	(63,432)	(8,606)	(72,038)	(66,855)
Reorganization items, net of taxes	—	—	321,084	321,084	—
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	67,307	—
(Loss) income before taxes	1,984	(63,432)	379,785	316,353	(66,855)
Income tax (recovery) expense	8,210	(2,986)	267	(2,719)	(44)
Net (loss) income	(6,226)	(60,446)	379,518	319,072	(66,811)

Basic and diluted net (loss) income per common share	$(0.49)	$(4.82)	$4.46		$(0.78)
Basic and diluted weighted average number of common shares outstanding (in thousands)	12,791	12,528	85,185		85,168

For comparative purposes we have combined the results of the Predecessor Company and the Successor Company for the year ended December 31, 2011. Where specific income statement items have been impacted significantly as compared to our historical results, either temporarily (as in the case of Cost of Products Sold) or permanently, by the Recapitalization Transaction and fresh-start accounting, we have provided explanations of such in the discussion. The respective fresh start accounting adjustments resulted from our emergence from the CCAA and Chapter 15 proceedings. As such, these adjustments are non-cash in nature and do not reflect operating changes in our business.

For the year ended December 31, 2012, we recorded a net loss of $6.2 million compared to net income of $319.1 million for the year ended December 31, 2011. The $325.3 million decline in net income is primarily due to the following factors: (i) $321.1 million of non-recurring reorganization items recorded in 2011 (see Reorganization Items section below for more detailed information); (ii) a $67.3 million non-recurring gain recognized in 2011 upon settlement and extinguishment of our former $250 million Subordinated Notes and $16 million of related interest obligations; (iii) recognition of a $4.4 million debt extinguishment loss upon the exchange and settlement of $225.0 million of New Notes for $229.4 million of Senior Notes in August 2012; (iv) a $10.9 million increase in income tax expense due to increase in uncertain tax positions, expiry of losses carried forward and withholding taxes on intercompany dividends; and (v) a $7.6 million decline in TAXUS royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems. These decreases in income were offset by the following positive factors: (i) a $32.1 improvement in gross margins resulting from increased sales of our medical products and the $22.6 million non-recurring, non-cash adjustment applied to costs of products sold in 2011 related to the revaluation of inventory during the implementation of fresh start accounting (see “Costs of Products Sold” for more information); (ii) a $12.7 million decrease in research and development expenses; (iii) a $14.3 million decrease in selling, general and administrative expenses; (iv) a $15.0 million decrease in impairment charges of certain long lived assets primarily related to certain research and development restructuring initiatives which were executed in 2011; (iv) $4.0 million of license revenue that was recognized in connection with the fulfillment of certain performance obligations under the terms of the Quill Transaction with Ethicon; (v) a $2.1 million increase in royalty revenue derived from Cook’s sales of Zilver PTX in Europe and certain other territories outside of the U.S.; and (v) a $3.8 million decline in amortization and depreciation expense predominately related to revisions in the estimated useful lives of certain long lived assets in connection with certain restructuring initiatives that were executed in 2011.

For the year ended December 31, 2011, we recorded net income of $319.1 million, compared to a net loss of $66.8 million for the year ended December 31, 2010. The $385.9 million increase in net income is primarily due to the following factors: (i) $321.1 million of non-recurring reorganization items incurred in 2011; (ii) a $67.3 million non-recurring gain recognized upon settlement and extinguishment of our $250 million Subordinated Notes and $16 million of related interest obligations in addition to $4.5 million of certain other liabilities; (iii) a $17.8 million reduction in interest expense during the period related to the settlement and extinguishment of the Subordinated Notes; (iv) a $7.1 million decrease in research and development expenses due to reductions in headcount and in discretionary spending related to certain research and development programs; (v) a decrease in other expenses of $9.3 million relating to non-recurring professional fees that were incurred in the third quarter of 2010 relating to our Recapitalization Transaction; (vi) a $5.7 million decrease in license and royalty expenses associated with our TAXUS-derived royalty revenue as a result of an amendment to our license agreement with the NIH, (see “License and Royalty Fees on Royalty Revenue” for more information); and (v) an $2.7 million increase in income tax recoveries. These improvements to net income were partly offset by: (i) a $15.5 million increase in cost of products sold, of which $22.6 million is related to a non-cash adjustment resulting from the revaluation of inventory in connection with the implementation of fresh start accounting on April 30, 2011, partly offset by the elimination of costs related to discontinuing sales of the Hemostream and Option IVC Filter products; (ii) a $10.4 million decline in TAXUS royalty revenue derived from BSC’s sales of paclitaxel-eluting coronary stent systems; (iii) an $8.0 million increase in intangible asset impairment write-downs for the year ended December 31, 2011 relating to the suspension of research and development activities for our anti-infective technologies; (iv) a $4.7 million recovery from a litigation settlement recorded during the year ended December 31, 2010; and (v) a $4.3 million increase in depreciation and amortization expense due to changes in estimated useful lives as driven by certain restructuring activities and the revaluation of our tangible and intangible assets upon implementation of fresh start accounting on April 30, 2011.

Revenues

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2012	2011	2011	2011	2010
Medical Device Products:
Product sales	$221,326	$139,307	$69,198	$208,505	$211,495
Royalty revenue — other	3,397	2,938	1,062	4,000	3,783
License fees	4,000	—	—	—	—
	228,723	142,245	70,260	212,505	215,278

Licensed Technologies:
Royalty revenue — paclitaxel-eluting stents	15,051	10,672	9,929	20,601	30,679
License fees	50	60	77	137	286
	15,102	10,732	10,006	20,738	30,964

Total revenues	$243,825	$152,977	$80,266	$233,243	$246,242

As described above, we operate in two reportable segments:

Medical Device Technologies

Revenue from our Medical Device Technologies segment for the year ended December 31, 2012 was $228.7 million compared to $212.5 million for the year ended December 31, 2011. The net $12.2 million increase in revenue is primarily due to sales growth of our biopsy, wound closure and medical device component product lines. This increase was partially offset by the elimination of $3.8 million of product revenue associated with our March 2011 discontinuation of the sale of Option IVC Filters related to the termination of our 2008 License, Supply, Marketing and Distribution agreement with Rex Medical, L.P. Despite the elimination of Option IVC Filter revenues, the savings from the elimination of related royalty fees, milestone costs and selling and marketing expenses has positively impact our net cash flows, gross margins and operating profitability (see the Cost of Products Sold discussion below).

Revenue from our Medical Device Technologies segment for the year ended December 31, 2011 was $212.5 million, compared to $215.3 million for the year ended December 31, 2010. The net $2.8 million decrease is primarily attributable to the elimination of revenue from our sales of Option IVC Filters and Hemostream dialysis catheters, from which we recorded $3.8 million of revenue during the year ended December 31, 2011 as compared to $13.4 million during the year ended December 31, 2010. This decline is related to our termination of our license and distribution agreements with Rex Medical as discussed above.  While the elimination of revenue from our sale of Option IVC Filters and Hemostream dialysis catheters had an adverse impact on aggregate revenue growth for 2011 as compared to 2010, the savings from the elimination of related royalty fees, milestone costs, and selling and marketing expenses have positively impact our cash flows, gross margins and operating profitability (see the “Cost of Products Sold” discussion below). The decline in revenue from these products was partially offset by increases in sales of our Quill Knotless Tissue-Closure Device product line and medical device components sold to other third-party medical device manufacturers.

During the year ended December 31, 2012, $4.0 million of deferred revenue was recognized as revenue in connection with our completion of certain Quill product development milestones under the terms of the Quill Transaction with Ethicon (refer to detailed discussion under the Quill Transaction section above). As at December 31, 2012, we received total consideration of $47.0 million from Ethicon. The remaining $43.0 million of consideration received from Ethicon, which has been recorded as deferred revenue, will continue to be recognized ratably into revenue over the remaining 2.3 year expected term of the Manufacturing Supply Agreement.

Licensed Technologies

Royalty revenue derived from sale of TAXUS by BSC for the year ended December 31, 2012 decreased by 38%, or $7.6 million, as compared to the year ended December 31, 2011. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of competitive pressures in the market for drug-eluting coronary stents. Royalty revenue for the year ended December 31, 2012 was based on BSC’s net sales of $230 million for the period October 1, 2011 to September 30, 2012, of which $149 million was in the U.S., compared to net sales of $363 million for the comparable prior period, of which $242 million was in the U.S. The average gross royalty rate earned on BSC’s net sales in the U.S. was 6.0% for both periods. The average gross royalty rate earned on BSC’s net sales outside the US was 4.3% for the year ended December 31, 2012, compared to an average rate of 4.4% for in the year ended December 31, 2011. These average gross royalty rates are dictated by our tiered royalty rate structure for sales in certain territories, including the U.S., Japan and E.U.

Royalty revenue derived from sales of TAXUS by BSC for the year ended December 31, 2011 decreased by 34% or $10.4 million compared to the year ended December 31, 2010. The decrease in royalty revenues is due to lower sales of TAXUS by BSC, primarily as a result of competitive pressures in the market for drug-eluting coronary stents. Royalty revenue for the year ended December 31, 2011 was based on BSC’s net sales of $363 million for the period October 1, 2010 to September 30, 2011, of which $242 million was in the U.S., compared to net sales of $539 million for the comparable prior period, of which $271 million was in the U.S. The average gross royalty rate earned on BSC’s net sales in the U.S. was 6.0% for both periods. The average gross royalty rate earned on BSC’s net sales outside the US was 4.4% for the year ended December 31, 2011, compared to an average rate of 5.3% for in the year ended December 31, 2010. The decline in average royalty rates observed in 2011 was due to: (i) lower sales volumes of TAXUS in the U.S.; where sales volumes did not exceed the first tier of royalties earned; and (ii) lower sales volumes and a shift in sales mix in territories outside of the U.S., where the tiered structure, combined with a greater proportion of sales in countries where lower royalty rates apply due to more limited patent coverage, had a significant impact.

Royalty revenue derived from sales of Zilver-PTX by Cook for the year ended December 31, 2012 increased by $2.1 million as compared to the year ended December 31, 2011. This increase is primarily due to sales growth achieved by Cook of Zilver-PTX in territories outside of the U.S. Zilver-PTX was first approved for sale in the E.U. and certain other countries in 2009, and on November 15, 2012 Cook received FDA approval to market and sell Zilver-PTX in the U.S.

Royalty revenues derived from sales of TAXUS by BSC may continue to decline in future years as compared to revenues recorded in 2012, 2011 and 2010.  The decline in royalty revenue observed to date is primarily due to competitive pricing and other pressures in the market for drug-eluting coronary stent systems. Any such declines may be offset by growth of royalty revenues we may receive from our partner Cook in connection with the recent FDA approval received by Cook to market and sell Zilver-PTX in the U.S. (see the Significant Recent Developments section above for more information).

The significant and continued decline in royalty revenues in 2012 was identified as an impairment indicator for the purposes of testing our intangible assets for the year ended December 31, 2012. Given that the Zilver-PTX utilizes the same patented paclitaxel technology as TAXUS, we determined that our TAXUS and Zilver-PTX intangible assets were closely related. As a result, TAXUS and Zilver-PTX were tested as a single asset group for impairment in accordance with ASC No. 360 — Property, Plant and Equipment. The impairment test conducted indicated that the sum of the undiscounted future cash flows for our TAXUS and Zilver_PTX intangible assets exceeded their combined carrying values. As a result, we concluded that our TAXUS and Zilver-PTX intangible asset carrying values were recoverable and not impaired as at December 31, 2012. Our estimated cash flow projections are subject to significant uncertainty and highly depend on the degree to which BSC and Cook are able to market and sell the TAXUS and Zilver-PTX, respectively. These estimates could be subject to change in the near term depending on the success of the U.S. launch of Zilver by Cook following the recent U.S. FDA marketing approval received in November 2012. Other factors that may impact our estimated future cash flows include: technological advances, competing stent product candidates, regulatory or legislative change in the industry, and continued patent protection.  A decrease of 10% or greater in the estimated undiscounted cash flows would result in a material impairment to our TAXUS and Zilver-PTX intangible asset group.

Expenditures

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2012	2011	2011	2011	2010
Cost of products sold	$102,706	$90,348	$32,219	$122,567	$106,304
License and royalty fees	618	264	68	332	5,889
Research and development	7,056	14,076	5,686	19,762	26,790
Selling, general and administrative	70,985	60,424	24,846	85,270	89,238
Depreciation and amortization	34,503	23,973	14,329	38,302	33,745
Write-down of assets held for sale	277	—	570	570	1,450
Write-down of property, plant and equipment	877	4,502	215	4,717	4,779
Write-down of intangible assets	—	10,850	—	10,850	2,814
Escrow settlement recovery	—	—	—	—	(4,710)

	$217,022	$204,437	$77,933	$282,370	$266,299

Cost of Products Sold

Cost of products sold is comprised of costs and expenses related to the production of our various medical device and device component products; including direct labor, raw materials, depreciation and certain overhead costs related to our various manufacturing facilities and operations.

Cost of products sold decreased by $19.9 million to $102.7 million for the year ended December 31, 2012 as compared to $122.6 million for the year ended December 31, 2011. The 16% decrease is primarily due to the $22.6 million non-recurring non-cash charge in cost of products sold in 2011, resulting from the revaluation of inventory from $37.5 million to $60.1 million in connection with our implementation of fresh start accounting on April 30, 2011. Excluding the impact of this fresh start accounting adjustment, cost of products sold would have been $100.0 million for the year ended December 31, 2011. The net $2.7 million increase from 2011 to 2012 is primarily due to the sales growth observed in our wound closure and medical device component product lines, which was partially offset by: (i) the elimination of approximately $2.3 million of royalty and product costs related to our discontinuance of sales of Option IVC Filters in early 2011; (ii) a shift in our sales mix towards products with lower relative production costs; and (iii) decreases in our production costs associated with manufacturing improvements and efficiencies achieved.

During the year ended December 31, 2012, our gross margin on medical product sales was 53.6% as compared to 41.2% for the same period in 2011. The rise in gross margin is due to the same factors described above. Excluding the impact of the fresh start accounting adjustment, our gross margin would have been 52.4% for the year ended December 31, 2011. The 1.2% improvement observed from 2011 to 2012 is primarily due to the increase in our medical products and medical product component sales leading to a greater absorption of certain fixed overhead costs over greater manufacturing volume, shift in sales mix to certain of our higher margin medical products and components and cost savings from the manufacturing efficiencies as described above.

Cost of products sold increased by $16.3 million to $122.6 million for the year ended December 31, 2011as compared to $106.3 million for the year ended December 31, 2010. The 15% increase is primarily due to the same $22.6 million fresh start accounting adjustment described above.  Excluding the impact of this $22.6 million fresh start accounting adjustment in 2011, the $6.3 million decrease in our normalized cost of products sold from 2010 to 2011 was primarily due to: (i) the elimination of royalty and products costs associated with our discontinuance of sales of Option IVC Filters and Hemostream dialysis catheters; and (ii) a reduction in spending on certain fixed overhead costs. These positive changes were offset by an increase in cost of products sold associated with higher sales volumes or our Quill product line and medical device components sold to other third party medical device manufacturers.

During the year ended December 31, 2011, our gross margin on medical product sales was 41.2% as compared to 49.7% for the same period in 2010. The decline in gross margin is primarily due to the $22.6 million fresh start accounting adjustment described above. Excluding the impact of this fresh start accounting adjustment in 2011, our normalized gross margin would have been 52.4% for the year ended December 31, 2011 as compared to 49.7% for the same period in 2010. The 2.7% improvement observed in our normalized gross margin was primarily due: (i) a shift in our sales mix towards our Quill, Skater, Biopince and other higher growth product lines; (ii) the elimination of sales of the lower margin Option IVC Filter product line; and (iii) improved manufacturing efficiencies as described above. These positive factors were partly offset by growth in sales of medical device components to third-party medical device manufacturers, which generally earn lower gross margins.

We expect that cost of products sold will continue to be significant and that our reported cost of products sold and gross profit margins will be impacted by several factors in 2013 including: the closure of our manufacturing facility in Denmark and the final move of all production to our facilities in the U.S. by April 2013, which is expected to further improve our gross margins recorded on sales of the affected product lines; the 2.3% excise tax imposed by current U.S. health reform law on sales of Class I, II and III medical devices, which we expect to absorb; changes in our product sales mix; changes in total sales volume; and the implementation of cost improvement initiatives at certain of our manufacturing facilities.

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

License and royalty fees increased by $0.3 million to $0.6 million for the year ended December 31, 2012 compared to $0.3 million for the same period in 2011. The increase in license and royalty fees is primarily due to certain shared patent costs that we reimbursed NIH for in 2012.

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

While these royalties and license fees are were minimal in 2012, future license and royalty fees owing to NIH may become significant depending on the magnitude of sales growth achieved by Cook, from its sales of Zilver-PTX, in the U.S. and other territories.

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

Research and development expenditures were $7.1 million for the year ended December 31, 2012, compared to $19.8 million for the same period in 2011. The net $12.7 million or 64% decrease is primarily due to the following factors: (i)  a $5.8 million decrease in salaries and benefit costs related headcount reductions that were completed in 2011; (ii) a $2.0 million decrease in non-recurring severance and termination obligations recorded in 2012 due to the headcount reductions discussed above; (iii) a $0.9 million decrease in stock based compensation expense associated with the accelerated vesting of certain Restricted Stock Units (“RSU’s”) and Stock Options (“Options”) in 2011 related to the termination of a former executive officer; (iii) a $1.1 million reduction in spending on patent related costs; and (iv) a $3.3 million decrease in rent and other discretionary costs related to the significant wind down of certain early stage research and development programs at our Vancouver, Canada  and Sarasota, Florida facilities in 2011. These cost decreases were offset by a $1.0 million non-recurring Amendment Fee, discussed under the Collaboration, License and Sales and Distribution Agreements section above, that was paid to Biopsy Sciences, LLC on May 31, 2012.

Research and development expenditures were $19.8 million for the year ended December 31, 2011 compared to $26.8 million for the same period in 2010. The $7.0 million decrease is primarily due to the following factors: (i) a $4.0 million decrease in salaries and benefits costs related to headcount reductions completed in 2010; (ii) a $1.0 million non-cash recovery on our rent expense resulting from the recognition of certain leasehold inducements received in prior years, associated with our recent reduction of our rentable space at one of our facilities; (iii) a $1.2 million reduction in spending on patent related costs; and (iv) reductions in certain discretionary spending on various research and development initiatives. These reductions were partially offset by: (i) $2.0 million in severance expense related to the previously discussed headcount reductions; and (ii) a $0.9 million increase in stock based compensation expense associated with the accelerated vesting of certain RSU’s and Options in 2011 related to the termination of a former executive officer.

We expect that our research and development expenditures in 2013 will be comparable to the amounts recorded in 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are comprised of direct selling and marketing costs related to the sale of our various medical products, including salaries, benefits and sales commissions, and our various management and administrative support functions, including salaries, benefits and bonuses and other operating and occupancy costs.

Selling, general and administrative expenses were $71.0 million for the year ended December 31, 2012 compared to $85.3 million for the same period in 2011. The $14.3 million or 16.8% decrease is primarily due to: (i) a $6.9 million decrease in salaries and benefit costs related to sales, marketing and administrative headcount reductions that were completed in 2011; (ii) a $4.4 million decrease in certain non-recurring severance and termination obligations in 2012 compared to 2011 related to the headcount reductions discussed above; (iii) $6.5 million less in  additional stock based compensation expense recorded in 2012 as compared to 2011 related to the accelerated vesting of certain Restricted Stock, RSU’s and Options that were provided for under the provisions of the employment agreements for three executive officers that were released from Angiotech in 2011; (iv) a $1.3 million decline in travel costs primarily related to our 2011 sales force reduction and general cost management initiatives; and (v) a $0.6 million recovery that was recorded in 2011 related to a previous lease obligation that was recorded in 2010. These cost decreases were partially offset by: (i) $1.6 million of non-recurring transaction fees and expenses related to the completion of the Quill Transaction described above; (ii) $0.9 million of additional costs, as compared to amounts recorded in 2011, related to our exploration of certain strategic and financial alternatives; (iii) a $1.1 million obligation recorded for continuing lease payments on a property that was vacated in late 2012; (iv) $1.1 million of ongoing lease costs, related to space that was previously designated for certain research and development activities, that was reallocated to selling, general and administrative expenses in 2012; and (v) $0.5 million of restructuring costs associated with the closure of our Denmark manufacturing facility.

Selling, general and administrative expenses were $85.3 million for the year ended December 31, 2011 compared to $89.2 million for the same period in 2010. The  $4.0 million decrease was primarily due to: (i) a $8.2 million decrease in operating and occupancy costs, of which $5.6 million related to the closure and downsizing of administrative offices in 2010; (ii) a $4.2 million decrease in salaries and benefit costs related to a reduction in our sales, marketing and administrative headcount; (iii) a $1.4 million decrease in travel costs, related to headcount decreases and general cost management practices; (iv) $1.0 million of non-recurring transaction fees incurred during 2010 related to the acquisition of certain technology assets from Haemacure Corporation (“Haemacure”) and general consulting costs related to our exploration of certain strategic and financial alternatives; and (v) a $1.4 million reduction in bad debt expense. The change in bad debt expense resulted from a $0.9 million provision that was recorded during 2010, related to a select number of specific accounts in Europe, and a subsequent recovery of $0.5 million recorded in 2011 related to the collection of a number of accounts previously written off as uncollectible. These cost reductions were partly offset by: (i) $3.9 million of severance costs recorded in 2011; (ii) $6.5 million of additional stock based compensation expense recorded in 2011 related to the accelerated vesting of certain RS, RSU’s and Options for three executive officers that were released from Angiotech in 2011; and (iii) a $1.0 million increase in stock based compensation expense in 2011 associated with RS’s, RSU’s and Options that were granted to certain executives, directors and employees under the terms of the new 2011 Stock Incentive Plan that was established upon implementation of the Recapitalization Transaction.

We expect that selling, general and administrative expenses in 2013 will be comparable to the amounts recorded in 2012.  These expenditures could fluctuate depending on product sales levels, the timing of the launch of certain new products, growth of new product sales or for other administrative or transaction related expenses that may be incurred.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense of property, plant and equipment and amortization expense of licensed and internally developed technologies, and identifiable assets purchased through business combinations.

Depreciation expense (excluding the portion allocated to cost of products sold) was $2.5 million for the year ended December 31, 2012 as compared to $4.5 million for the same period in 2011. The $2.0 million decrease was primarily related to additional depreciation expense that was specifically recorded in 2011 related to revisions of the estimated useful life of certain leasehold improvements associated with the downsizing of our Vancouver, Canada and Seattle offices that was executed  in various stages throughout 2011 and 2012.

Depreciation expense (excluding the portion allocated to cost of products sold) was $4.5 million for the year ended December 31, 2011 as compared to $2.9 million for the same period in 2010. The net $1.6 million increase was primarily due to: (i) a $2.0 million increase in depreciation expense related to a change in the estimated useful life of certain leasehold improvements associated with rentable space that was vacated during 2011 or expected to be vacated in 2012; and (ii) $0.6 million of additional depreciation expense during the eight months ended December 31, 2011 related to the reassessment of the estimated useful lives of property, plant and equipment in connection with the implementation of fresh start accounting. These increases were partly offset by an approximate $0.7 million decrease in depreciation expense related to the December 31, 2010 write-off of $1.3 million of laboratory equipment at the

Vancouver head office facility. The laboratory equipment was written off due to the operational changes that were initiated as part of the Recapitalization Plan.

Amortization expense was $32.0 million for the year ended December 31, 2012 compared to $33.7 million for the same period in 2011. The net $1.7 million decrease in amortization expense was primarily due to: (i) $2.2 million of additional amortization expense recorded in 2011 related to a revision in the estimated useful life of our license from Rex Medical to sell Option IVC Filters, which was terminated effective March 31, 2011; (ii) a $0.8 million reduction in amortization expense related to the write-down of certain intangible assets in connection with the termination of our anti-infectives program at the end of 2011; and (iii) a $1.5 million increase to amortization expense related to the higher basis of amortization expense resulting from the increase to intangible asset values upon implementation of fresh start accounting, which affected twelve months of 2012 versus eight months of 2011.  Upon application of fresh start accounting, our intangible assets were revalued from $127.0 million to $377.5 million. The period January — April, 2011 was therefore unaffected by the higher basis of amortization.

Amortization expense was $33.7 million for the year ended December 31, 2011 compared to $30.8 million for the same period in 2010. The $2.9 million increase was primarily due to additional amortization expense of $3.0 million during the 8 months ended December 31, 2011 related to the revaluation of our intangible assets from $127.0 million to $377.5 million in connection with our implementation of fresh start accounting on April 30, 2011.

Write-down of Property, Plant and Equipment

During the year ended December 31, 2012, we recorded a $0.7 million write-down of certain leasehold improvements associated with the downsizing of our Vancouver, Canada facility, and a $0.2 million write-down of certain manufacturing equipment related to the termination of one of our product development projects.

During the year ended December 31, 2011, we recorded write-downs of $4.7 million primarily related to certain leasehold improvements and manufacturing equipment at our Vancouver office as well as furniture and fixtures related to the downsizing of our rentable space at our Seattle and Vancouver offices and our Rochester manufacturing facility.

During the year ended December 31, 2010, we recorded write-downs of $4.8 million related to our suspension of certain research and development activities, including those related to our fibrin and thrombin technologies.

Write-down of Assets Held For Sale

During the year ended December 31, 2012, we recorded a $0.3 million impairment charge on a property that is currently being marketed for sale in connection with the closure of our Denmark manufacturing facility. As at December 31, 2012, the $1.9 million carrying value of the property has been classified as held-for-sale in accordance with ASC No. 360-10 — Property, Plant and Equipment.

During the year ended December 31, 2011, we recorded a $0.6 million impairment charge on a Vancouver, Canada based property that was classified as held-for-sale as at May 1, 2011, and subsequently sold. During the same period another property, that was classified as held-for-sale as at May 1, 2011, was sold for its approximate carry value.

During the year ended December 31, 2010, we recorded a $1.5 million impairment charge on properties that were classified as held- for-sale. As at December 31, 2010, two held-for-sale properties with carrying values totaling $3.0 million were reclassified back to Property, Plant and Equipment from assets-held-for-sale because they failed to meet the held-for-sale classification criteria.

Write-down of Intangible Assets

During the year ended December 31, 2011, we recorded intangible asset impairment write-downs of $10.9 million related to the termination of our anti-infective research and development programs. We have no specific plans for further development of these programs.

During the year ended December 31, 2010, we recorded intangible asset impairment write-downs of $2.8 million related to (i) the termination of our License, Supply, Marketing and Distribution agreement with Rex and (ii) our temporary suspension of research and development activities related to our fibrin and thrombin technologies which were acquired from Haemacure in 2010.

Escrow Settlement Recovery

In January 2010 we received $4.7 million in full settlement of a litigation matter with RoundTable Healthcare Partners, LP. The litigation related to a claim we made against amounts placed in escrow in connection with our March 2006 acquisition of American Medical Instruments Holdings, Inc., which remained in escrow pending the resolution of certain representations and warranties in the agreement governing the acquisition. The proceeds received were recorded as a one-time escrow settlement recovery during the year ended December 31, 2010.

Other Income (Expense)

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
	2012	2011	2011	2011	2010

Other income (expenses)
Foreign exchange gain (loss)	(751)	$1,461	$(646)	$815	$1,011
Other income (expense)	1,320	547	34	581	(862)
Debt restructuring costs	—	—		—	(9,277)
Interest expense on long-term debt	(20,390)	(11,945)	(10,327)	(22,272)	(40,258)
Write-downs and net losses on redemption of investments	(561)	(2,035)		(2,035)	(1,297)
Debt extinguishment loss	(4,437)	—	—	—	—
Loan settlement gain	—	—	—	—	1,880
Gain on disposal of Laguna Hills manufacturing facility	—	—		—	2,005
Total other expenses	$(24,819)	$(11,972)	$(10,939)	$(22,911)	$(46,798)

Net foreign exchange gains and losses were primarily the result of changes in the relationship of the U.S. to Canadian dollar and other foreign currency exchange rates when translating our foreign currency denominated cash, cash equivalents and short-term investments to U.S. dollars for reporting purposes at the end of the period. We continue to hold cash and cash equivalents, denominated in foreign currencies, to meet our future anticipated operating and capital expenditure needs in foreign jurisdictions. We do not use derivatives to hedge against foreign currency exposure arising from our balance sheet financial instruments. As a result, we are exposed to future fluctuations in the U.S. dollar to foreign currency exchange rates.

Other income (expense) for the year ended December 31, 2012 primarily consists of gains from the sale of manufacturing and lab equipment in connection with our termination of research and development activities at our Vancouver, B.C. headquarters at the end of 2011.

During the year ended December 31, 2010, we incurred debt restructuring costs of $9.3 million for fees and expenses related to the Recapitalization Transaction. These fees and expenses represented professional fees paid to financial and legal advisors to assist in the analysis of financial and strategic alternatives. Similar costs incurred during the year ended December 31, 2011 were included in Reorganization Items line on the Consolidated Statement of Operations. For more information refer to notes 3 of the Notes to the Consolidated Financial Statements included in Part IV of the 2012 10-K and Reorganization Items section below.

During the year ended December 31, 2012, we incurred interest expense of $20.4 million, compared to $22.3 million for the same period in 2011. The $1.9 million decrease in interest expense is due to the following factors: (i) a $1.6 million decline in interest expense relative to 2011 due to the cancellation of the Subordinated Notes during the Recapitalization Transaction; (ii) a $3.6 million decline in non-cash interest expense related to the amortization of the previous deferred financing costs associated with our former credit facilities, Subordinated Notes and New Notes; (iii) interest savings of $0.4 million associated with the October 17, 2012 early redemption of $40.0 million of the Floating Rate Notes due December 1, 2013; and (iv) a $0.9 million decrease in interest expense and administration fees associated with lower usage of our revolving credit facility in 2012 and ongoing maintenance of this facility in 2012. These decreases in interest expense were offset by: (i) a $3.6 million increase in interest expense associated with higher 9% fixed interest rate applicable to the $229.4 million of new Senior Notes that were issued in exchange for the $225.0 million of former New Notes, which had an effective interest rate of 5%; and (ii)  a $1.0 million increase in interest expense due to our former New Notes being subject to a LIBOR floor of 1.25%, which raised the effective interest rate from 4.1% during the year ended December 31, 2011 to 5%.

During the year ended December 31, 2011, we incurred interest expense of $22.3 million compared to $40.3 million in the same period in 2010. The $18.0 million decrease is primarily due to the elimination of $17.8 million of interest expense related to the cancellation of $250 million Subordinated Notes and the elimination of approximately $3.4 million of amortization of deferred financing costs during the year ended December 31, 2011 in connection with the implementation of fresh start accounting on April 30, 2011, which resulted in deferred financing costs being fair valued at nil, as well as a $0.7 million decrease of interest expense previously incurred from overdue royalties owing to NIH at December 31, 2010. These cost reductions were partly offset by an increase of $0.7 million of interest during the year ended December 31, 2011 related to advances under the Revolving Credit Facility, DIP Facility and Revolving Credit Facility and a $3.2 million increase in the amortization of the deferred financing costs during the four months ended April 30, 2011 due to a change in the estimated useful lives of our debt instruments to coincide with their termination on the Plan Implementation Date.

During the year ended December 31, 2011, we recorded $2.0 million of write-downs on short term investments in equity securities in a publicly traded biotechnology company as the decline in value was considered to be other-than-temporary due to the value being depressed for an extended period of time and our intent to liquidate these securities in the near term. During the year ended December 31, 2010, we recorded $1.3 million of write-downs related to our long term investments in three private biotechnology companies that were determined to be irrecoverable.

During the year ended December 31, 2012, we incurred a $4.4 million debt extinguishment loss upon the exchange and settlement of $225.0 million of New Notes for $229.4 million of Senior Notes, which includes a 2% Early Tender Premium.

During the year ended December 31, 2010, we recorded a $1.9 million loan settlement gain relating to the settlement of the loan with Haemacure in connection with the acquisition of their assets related to certain fibrin and thrombin technologies.

During the year ended December 31, 2010, we sold our Laguna Hills manufacturing operations, which was part of our Medical Device Products operating segment. The sale included certain assets and liabilities for total net proceeds of $2.8 million and resulted in a $2.0 million gain.

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

(4)                  In connection with the termination and settlement of an agreement with a previous distributor Rex, the Predecessor Company recorded a $1.5 million recovery during the four months ended April 30, 2011 related to the full and final settlement of all milestone and royalty obligations owing and accrued as at December 31, 2010 under the terms of the original agreement.

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

(7)                  The implementation of the Recapitalization Transaction triggered forgiveness of indebtedness of approximately $67.3 million, resulting in the utilization of Canadian tax attributes for which a deferred tax asset was not previously recorded. Accordingly, the Canadian tax attributes available to the Successor Company are significantly reduced from the Predecessor Company’s previously disclosed balances. Management evaluated other tax implications of the reorganization and determined that they did not have a significant impact on the tax balances.

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

Income Tax

Income tax expense for the year ended December 31, 2012 was $8.2 million. The income tax expense recorded for the year ended December 31, 2012 is primarily due to increase in uncertain tax positions, expiry of losses carried forward and withholding taxes on intercompany dividends.

Income tax recovery for the eight months ended December 31, 2011 was $3.0 million and income tax expense for the four months ended April 30, 2011 was $0.3 million, compared to income tax recovery of $0.04 million for the year ended December 31, 2010.  The income tax recovery for the eight months ended December 31, 2011 is primarily due to the tax benefit arising on the dissolution of certain subsidiaries in the U.S. and the amortization of intangible assets recognized for fresh start accounting purposes on the reorganization. The income tax recovery for 2010 primarily consisted of positive net earnings from operations in the U.S. and certain foreign jurisdictions, and a recovery on the amortization of identifiable intangible assets.

The effective tax rate for the current period differs from the statutory Canadian tax rate of 25.0% in 2012 (26.5% in 2011). The difference is primarily due to increase in uncertain tax positions, expiry of losses carried forward and withholding taxes on intercompany dividends.

Liquidity and Capital Resources

As at December 31, 2012, we had working capital of $22.1million, including cash and cash equivalents of $45.9 million, compared to working capital of $65.5 million, which included cash and cash equivalents of $22.2 million, as at December 31, 2011. The net $43.4 million decrease in working capital is primarily due to the following factors: (i) the reclassification of the $60.0 million of remaining New Notes, which are due on December 1, 2013, from non-current to current; (ii) a $21.5 million increase in the current portion of deferred revenue associated with the estimated portion of the consideration, received from Ethicon related to the Quill Transaction, that we expect to ratably recognize into revenue in 2013; (iii) a $4.0 million decrease in other current assets related to a receivable that was recorded at the end of 2011and received in early 2012, in connection with a sales milestone fee that was triggered under the license agreement with Cook related to achievement of a certain level of targeted sales of Zilver PTX; and (iv) a $2.8 million decline in our short term investments related to our liquidation of a portion of our securities held in a public biotechnology company. These decreases in working capital were partially offset by: (i) a $23.8 million increase in cash and cash equivalents (see Cash Flow Highlights section below for further discussion); (ii) a $12.1 million rise in inventory levels, in part due to: (a) increase in inventory required to fulfill expected future orders from Ethicon for Quill in accordance with the terms of the MSA; (b) temporary increases in inventory required to facilitate the closure and transfer of production activities from our Demark facility to certain of our U.S. manufacturing facilities; and (c) other general increases to improve customer lead times as well as support our current and future expected sales growth; (iii) a $3.7 million decline in payables primarily associated with our payment of certain non-recurring severance and termination costs as well as the payment of another twelve months of the outstanding balance owing on our settlement of the QSR Holdings claim; (iv) a net $1.7 million increase in  income taxes receivable due primarily to overpayment of U.S. estimated taxes; and (v) a $1.9 million increase in current deferred income tax assets due primarily to deferred revenue.

Senior Notes

In July 2012, we launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of the $325 million outstanding New Notes (the “Maximum Principal Exchange Amount”) for Senior Notes issued by Angiotech Pharmaceuticals (US), Inc. pursuant to an Exchange Offer.   On August 13, 2012, $225.0 million of the $255.5 million tendered New Notes were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of Senior Notes.  All New Notes that were tendered by the prescribed July 23, 2012 early tender date received the Senior Notes with a principal amount that included a 2% premium (“Early Tender Premium”) on the principal amount of the New Notes exchanged.  The Senior Notes were recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered upon settlement and cancellation of the $225 million of New Notes that were tendered.

The $229.4 million of Senior Notes are due on December 1, 2016 and bear interest at 9% per annum, which is payable quarterly in cash and in arrears on March 1, June 1, September 1, and December 1 of each year. The Senior Notes are senior secured obligations, which are fully, joint and severally, and unconditionally guaranteed by our existing and future subsidiaries which may guarantee any of our other indebtedness.  Subject to certain exceptions, the Senior Notes and the Guarantors’ guarantees of the Senior Notes are secured, ratably with the remaining $60.0 million of New Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under our revolving credit facility (as amended, the “Revolving Credit Facility”), which is described below.

On August 13, 2012, Angiotech US, Angiotech and certain of Angiotech’s subsidiaries entered into an indenture with Deutsche Bank National Trust Company, as trustee, governing the Senior Notes (as amended, the “Senior Notes Indenture”). Aside from the higher rate of interest and extended maturity date, the Senior Notes were issued pursuant to the Senior Notes Indenture on substantially the same terms and conditions as the indenture governing the New Notes dated May 12, 2011 among Angiotech, the guarantors party thereto and Deutsche Bank National Trust Company as trustee (as amended, the “New Notes Indenture”), except for the following:

•                  The New Notes were issued by Angiotech and guaranteed by Angiotech US and certain other subsidiaries.  The Senior Notes were issued by Angiotech US, and are guaranteed by Angiotech and certain of its subsidiaries.

•                  The Senior Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all New Notes then outstanding, if any, must be concurrently redeemed under the New Notes Indenture.

•                  The covenants restricting incurrence of Indebtedness were modified to prohibit the incurrence of Indebtedness based on the Fixed Charge Coverage Ratio and limit the amount of Permitted Refinancing Indebtedness that can be secured with Permitted Liens.

•                  Provided that no Default or Event of Default has occurred, under the Senior Notes Indenture, we have the option to prepay the outstanding New Notes in whole or in part prior to making any principal payments on the Senior Notes.

The Senior Notes Indenture contains covenants that, among other things, limit our ability to: incur, assume or guarantee additional indebtedness or issue preferred stock, pay dividends or make other equity distributions to stockholders, purchase or redeem capital stock, make certain investments, create liens, sell or otherwise dispose of assets, engage in transactions with affiliates, and merge or consolidate with another entity, or transfer a substantial portion of our assets. The Senior Notes are subject to certain change in control provisions, under which we would be required to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, if any, to the date of repurchase.

In connection with the Exchange Offer, we also received consents from the holders of the New Notes to amend the New Notes Indenture dated May 12, 2011 to provide for, among other things, the Senior Notes and New Notes to vote together as a single class on certain matters.

As discussed under the Sale of Interventional Products Business to Argon Medical, Inc. section above, we expect that the cash consideration from this transaction will be used to repay the $229.4 million of debt outstanding under the Senior Notes.

Under the terms of the Senior Notes Indenture, the occurrence of a defined event of default would permit the holders of the Senior Notes to exercise their right to demand immediate repayment of debt obligations owing thereunder. In the event that this occurred and we were unable to complete and close the transaction contemplated under the sale transaction of our Interventional Products Business to Argon, our current cash and credit capacity may not be sufficient to service our principal debt and interest obligations. In addition, restrictions on our ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of our creditors may jeopardize our working capital position and our ability to sustain future operations.

New Notes

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, we exercised our call option to partially redeem $40 million in aggregate principal amount of our $100 million then outstanding New Notes. On October 17, 2012 we redeemed 40 million of these New Notes at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million.

As at December 31, 2012, we had $60 million of New Notes outstanding which are scheduled to mature on December 1, 2013. On March 18, 2013, we announced a second partial redemption of $16 million of the New Notes outstanding at 100% of the principal amount together with accrued and unpaid interest. The partial redemption is expected to be completed on April 17, 2013. We anticipate that our remaining $44.0 million debt obligation outstanding under the New Notes will be repaid using the cash consideration that is expected to be received from the Sale of Angiotech’s Interventional Products Business to Argon Medical Devices, Inc. that was announced on March 25, 2013 (refer to discussion of this transaction under the Significant Recent Developments section above).

The New Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%.  The interest rate resets quarterly and is payable in arrears on March 1, June 1, September 1, and December 1 of each year. The New Notes are unsecured senior obligations, which are guaranteed by certain of our subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility. The guarantees of our guarantor subsidiaries are unconditional, joint and several. Under the terms of the New Notes Indenture, subject to certain conditions, the holders of our New Notes were granted a security interest in the form of a second lien over our and certain of our subsidiaries’ property, assets and undertakings which secure our Revolving Credit Facility.

The New Notes Indenture contains restrictive covenants, which are substantially the same to as those described above under the Senior Notes section. In addition, the occurrence of a defined event of default would permit the holders of the New Notes to demand immediate repayment of our debt obligations owing thereunder.

Revolving Credit Facility

Our current Revolving Credit Facility provides us with up to $28.0 million in aggregate principal amount (subject to a borrowing base and certain other conditions discussed below) and expires on September 2, 2013. As December 31, 2012, we had nil borrowings outstanding (December 31, 2011 - $0.04 million), $0.7 million outstanding under issued letters of credit (December 31, 2011 - $2.6 million) and $22.6 million of available borrowing capacity (December 31, 2011 - $21.3 million).

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

Our Revolving Credit Facility is subject to certain customary affirmative and negative covenants, which limit our ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Revolving Credit Facility also requires us to comply with a specified minimum adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Revolving Credit Facility), of which Qualified Cash must be at least $5.0 million. In addition, at any time that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, we are required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. Our Revolving Credit Facility also stipulates certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under our other indebtedness.

On March 12, 2012, we completed an amendment to our Revolving Credit Facility to provide increased financial flexibility and improve our overall liquidity. This amendment provides for, among other things: (i) the repurchase of our outstanding New Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by our foreign subsidiaries; (iv) the ability to dispose of the intellectual property assets contemplated in the transaction with Ethicon (at which time the component of the borrowing base supported by such intellectual property assets was reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over our short term investments (at which time the component of the borrowing base supported by such short term investments was reduced to nil); (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. We incurred total fees of $0.4 million to complete this amendment.  In addition, on August 13, 2012, we completed another amendment to our Revolving Credit Facility to amend the covenants to allow for the execution of the Exchange Offer.

While we are currently in compliance with the covenants specified under the Revolving Credit Facility, a breach of these covenants or failure to obtain waivers to cure any breaches of the covenants and the restrictions set forth under the Revolving Credit Facility, may limit our ability to obtain additional advances or result in demands for accelerated repayment of any amounts outstanding at that point in time. As discussed under the Sale of the Interventional Products Business to Argon Medical, Inc. section above, we expect to terminate our Revolving Credit Facility upon close of the transaction.

Contractual Obligations and Liquidity Risk

Liquidity risk is the risk at we will encounter difficulty in meeting our contractual obligations and financial liabilities in the normal course of business. At December 31, 2012, our significant contractual obligations for the next five years are summarized in the table below:

	Payments due by period
(in thousands of U.S.$)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt repayments	289,413	60,000	—	229,413	—
Long-term debt interest obligations	80,834	20,647	41,294	18,893	—
Operating leases	7,928	1,695	2,770	2,589	874

Total obligations	378,175	82,342	44,064	250,895	874

Our most significant financial risk relates to our long term debt obligations which include $229.4 million of Senior Notes and $60 million of New Notes. Repayments are based on contractual commitments as defined in the indentures governing the Senior Notes and New Notes. Long-term debt interest obligations under the New Notes are subject to variable (floating) rates and are estimated using the current interest rates in effect at December 31, 2012. Long-term debt interest obligations under the Senior Notes are subject to a fixed interest rate of 9%. Long-term debt repayments and interest obligations shown in the table above assume no early repayment of principal. As discussed above, management expects that Angiotech’s total long term obligations outstanding under the Senior Notes and New Notes will be repaid using the cash consideration that is expected to be received from the Sale of the Interventional Products Business to Argon (refer to discussion under the Significant Recent Developments section above).

We have entered into operating leases in the ordinary course of business for office and laboratory space with various third parties. The longest term of these leases will expire in 2019.

The table above does not include any cost sharing or milestone payments in connection with research and development collaborations with third parties as these payments are contingent on the achievement of specific developmental, regulatory or commercial activities and milestones as described in note 21 to the audited consolidated financial statements included in this Annual Report on Form 10-K. In addition, we may have to make certain royalty payments based on a percentage of future sales of TAXUS and Zilver PTX.

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

Our cash flows, cash balances and liquidity position are subject to numerous uncertainties, including but not limited to, sales of our existing medical device products, medical device components and new product launches; the timing and success of our product development activities; the timing of completing certain operational initiatives; our ability to effect reductions in certain aspects of our budgets in an efficient and timely manner; changes in drug-eluting stent markets; including the impact of increased competition in such markets, the results of research relating to the efficacy of drug-eluting stents; the sales achieved in such markets by BSC or Cook, the timing and success of product sales and marketing initiatives; changes in interest rates, fluctuations in foreign exchange rates and regulatory or legislative changes.

We continue to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and maintaining processes to ensure compliance with the terms of financing agreements.

While we believe that we have developed planned courses of action and identified opportunities to manage our operating and liquidity risks; there is no assurance that we will have adequate liquidity and capital resources to execute our business plan, support our sales growth initiatives, or satisfy our future financial obligations, including obligations under the Senior Notes.  Furthermore, there may be other material risks and uncertainties that may impact our liquidity position that have not yet been identified.

Cash Flow Highlights

	Successor Company		Predecessor Company	Combined	Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,	Year ended December 31,
(in thousands of U.S.$)	2012	2011	2011	2011	2010

Cash and cash equivalents, beginning of period	$22,173	$30,222	$33,315	$33,315	$49,542
Cash provided by (used in) operating activities	66,432	14,361	(12,857)	1,504	(21,609)
Cash provided by (used in) investing activities	1,134	1,621	(945)	676	(3,695)
Cash (used in) provided by financing activities	(44,111)	(23,955)	10,741	(13,214)	9,342
Effect of exchange rate changes on cash	317	(76)	(32)	(108)	(265)

Net (decrease) increase in cash and cash equivalents	23,772	(8,049)	(3,093)	(11,142)	(16,227)

Cash and cash equivalents, end of period	$45,945	$22,173	$30,222	$22,173	$33,315

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2012 was $66.4 million compared to cash provided by operating activities of $1.5 million for the year ended December 31, 2011. The $64.9 million increase in cash provided by operating activities is primarily due to the following factors: (i) $47.0 million of consideration received from Ethicon related to the terms of the Quill Transaction described above; (ii) a $4.0 million sales milestone fee received from Cook related to the achievement of a certain targeted level of sales of Zilver PTX; (iii) $20.1 million of non-recurring reorganization costs incurred in 2011 related to our Creditor Protection Proceedings and the implementation of the Recapitalization Transaction; (iv) reduced research and development spending of $11.5 million; (v) reduced selling, general and administrative spending of $9.2 million; and (vi) a $9.5 million improvement in gross margins (excluding the $22.6 million fresh start accounting impact on cost of products sold in 2011). These net cash inflows were partially offset by the following cash outflows: (i) an $11.6 million increase in inventory working capital needs, in part due to inventory levels required to support and fulfill expected future Quill orders from Ethicon in accordance with the terms of the MSA, temporary increases in inventory required to facilitate the closure and transfer of production activities from our Denmark facility to certain of our U.S. manufacturing facilities, and other general increases to improve customer lead times as well as support our current and future expected sales growth;  (ii) a $7.6 million decrease in TAXUS royalty revenue; (iii) $6.5 million of additional taxes paid in 2012 associated with the need to pay estimated taxes for our U.S. domiciled operations and withholding taxes paid on intercompany dividends; (iv) a $3.4 million increase in interest paid primarily related to the refinancing of $225.0 million of former New Notes for $229.4 million of new Senior Notes at a higher interest rate of 9%; and (v) the payment of $6.4 million of settlement proceeds to Dr. Hunter in accordance with the terms of the Termination Settlement Agreement dated November 14, 2012.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2012 was $1.1 million. For 2012, the net cash provided by investing activities consists of $2.3 million of proceeds from the sale of a portion of our short term investments and $1.0 million of proceeds related to the sale of manufacturing and lab equipment in our research and development department at our Vancouver headquarters. These cash inflows were offset by $2.1 million of capital expenditures.

Net cash provided by investing activities for the year ended December 31, 2011 was $0.7 million. For 2011, the net cash provided by investing activities primarily consisted of $2.6 million in proceeds received from the sale of properties, offset by $1.9 million for capital expenditures.

Net cash used in investing activities for the year ended December 31, 2010 was $3.7 million. For 2010, the net cash used in investing activities primarily consisted of $5.7 million of capital expenditures, $3.2 million of proceeds related to our disposition of certain assets and our Laguna Hills manufacturing facility and $1.0 million advanced to Haemacure in connection with our subsequent purchase of certain fibrin and thrombin product candidates and the related technology.

Depending on the level of our cash portfolio, we may invest our excess cash in short-term marketable securities, principally investment grade commercial debt and government agency notes. Investments are made with the secondary objective of achieving the highest rate of return while meeting our primary objectives of liquidity and safety of principal. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Due to liquidity constraints in recent years, we did not invest excess cash in short-term marketable securities in any of 2012, 2011 or 2010.

At December 31, 2012 and December 31, 2011, we retained the following cash and cash equivalents denominated in foreign currencies in order to meet our anticipated foreign operating and capital expenditures in future periods.

(in thousands of U.S.$)	December 31, 2012	December 31, 2011
Canadian dollars	$1,086	$4,884
British pounds	2,433	1,223
Euro	1,449	1,515
Danish kroner	1,707	940
Other	981	774

Cash Flows from Financing Activities

Net cash used in financing activities for year ended December 31, 2012 was $44.1 million. The $44.1 million of net cash used in financing activities consists of: (i) the $40.0 million early repayment of the New Notes on October 17, 2012; (ii) $3.2 million of deferred financing costs paid in connection with the refinancing of $225 million of our New Notes on August 13, 2012 and two amendments to our Revolving Credit Facility; (iiii) $0.9 million of cash used to repurchase shares from certain terminated executives.

Net cash used in financing activities for the year ended December 31, 2011 was $13.2 million. The $13.2 million of net cash used in financing activities consisted of $12.0 million of advances drawn under our previous DIP Facility and $17.4 million of advances drawn under our Revolving Credit Facility, offset by $39.4 million of repayments on our former credit facility, DIP Facility, and Revolving Credit Facility, $1.3 million of costs to secure and complete our DIP Facility, and $1.4 million of costs related to the establishment of the Revolving Credit Facility. On May 12, 2011, our former credit facility and DIP facility were terminated.

Net cash used in financing activities for the year ended December 31, 2010 was $9.3 million, which consisted of $0.7 million of fees incurred related to the completion of certain amendments to our previous credit facility and $10.0 million of funds drawn under our previous credit facility to support working capital and liquidity needs.

Contingencies

We are party to various legal proceedings, including patent infringement litigation and other matters. See Part I, Item 3 and Note 21(b) Contingencies, in the Notes to the Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K for more information.

Inflation

The effects of inflation or changing prices have not had a material impact on our net sales, revenues or income from continuing operations for the last three years.

Off-Balance Sheet Arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements, as defined by applicable securities regulators in Canada and the U.S., that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recently adopted accounting policies

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the consolidated financial statements for the year ended December 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. In addition, filers are required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.  The amendment was effective for fiscal and interim periods beginning on January 1, 2012. The Successor Company adopted ASU No. 2011-05 during the quarter ended March 31, 2012 and selected to prepare separate Consolidated Statements of Comprehensive (Losses) Income.  This standard relates to presentation only and did not impact our results of operations or financial position for the year ended December 31, 2012.

In December 2011, as a follow up to ASU No. 2011-05, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items out of Accumulated Other Comprehensive Income. ASU No. 2011-12 deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. As at December 31, 2012, the Successor Company does not have any adjustments that would require reclassification from accumulated other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. For the year ended December 31, 2012, the Successor Company conducted a qualitative assessment of impairment indicators in accordance with ASU No. 2011-08 and determined that goodwill was not impaired.

Future accounting pronouncements

In July 2012, the FASB issued ASC No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides companies with the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to perform a quantitative impairment test. If a company concludes that impairment is unlikely, no further quantitative assessment is required. This update is effective for fiscal years beginning after September 15, 2012. Aside from goodwill (see discussion under the recently adopted accounting policies section above), the Successor Company does not have any other indefinite-lived intangible assets which require assessment under this guidance.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which aims enhance disclosures about financial instruments and derivative instruments that are either offset in accordance with U.S. GAAP or are subject to an enforceable master netting arrangement or similar agreement. The additional disclosures are expected to facilitate comparisons between financial statements prepared under IFRS versus U.S. GAAP. ASU No. 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. This standard relates to presentation only and is not expected to significantly impact the Successor Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  This update features certain technical corrections and conforming amendments to a wide range of fair value topics in the Accounting Standards Codification. The guidance was issued to correct and clarify prevailing fair value measurement and disclosure requirements in order to ensure that they conform to the current definition of fair value. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Successor Company’s financial position or results of operations.

Outstanding Share Data

Upon implementation of the Recapitalization Transaction and CCAA Plan on May 12, 2011, all stock options, warrants, and other rights or entitlements to purchase common shares under existing plans were cancelled. In conjunction with the cancellation of these awards, we charged unrecognized stock based compensation costs of $1.4 million to earnings in April 2011.

On May 12, 2011, we issued 12,500,000 new common shares to the holders of our Subordinated Notes in consideration and settlement of our $250 million Subordinated Notes and $16 million of related interest obligations. In addition, on May 12, 2011, we issued the following:

(i)

221,354 units of RS to certain senior management. The terms of the RS’s provide that a holder shall generally have the same rights and privileges of a shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The units of RS vest one third on each of the first, second and third anniversaries from the date of grant;

(ii)

299,479 RSUs to certain senior management. The RSUs allow a holder to acquire one common share for each unit held upon vesting. The RSUs vest one third on each of the first, second and third anniversaries from the date of grant. There is no expiry date associated with vested RSU’s;

(iii)

708,023 Options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The Options were issued at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors in place upon implementation of the Recapitalization Transaction.

During the year ended December 31, 2011, four of our executive officers were terminated. The provisions of their employment agreements provided for accelerated vesting of any RS, RSU’s, Options under certain conditions.

During the year ended December 31, 2012, 43,403 common shares were issued to certain executives upon vesting of their units of RS. We concurrently repurchased 16,701 units of RS from these executives in connection with the withholding taxes owed on the vested units. As at December 31, 2012, there were 86,805 units of RS which were outstanding and unvested.

During the year ended December 31, 2011, 34,473 common shares were repurchased from the terminated executives described above in connection with the withholding taxes owed on certain units of their RS, which vested in accordance with the accelerated vesting provisions of their employment agreements. As at December 31, 2011, there were 130,208 units of RS which were outstanding and unvested.

During the year ended December 31, 2012, 219,500 RSU’s were issued to certain employees and members of senior management. During the same period, 31,000 RSU’s were forfeited and 208,333 RSU’s were cancelled in accordance with the terms of Dr. Hunter’s Termination Settlement Agreement.  As at December 31, 2012, 342,646 RSU’s were outstanding, of which 281,882 unvested.

During the year ended December 31, 2011, 116,000 additional RSUs were issued to certain employees and directors of the company. During the year ended December 31, 2011, 415,479 RSUs were outstanding, of which 161,572 were unvested. Approximately 111,573 RSU’s vest on each of the first, second and third anniversaries from the date of grant. The RSU’s expire on the seventh anniversary of the grant date.

During December 31, 2012, 37,200 Options were forfeited and 219,452 Options were cancelled in accordance with the terms of Dr. Hunter’s Termination Settlement Agreement. As at December 31, 2012, there were 212,107 Options outstanding, of which 204,764 were unvested. As at December 31, 2011, there were 673,523 Options outstanding, of which 344,346 were unvested.

Item 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash and cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2012, we had cash and cash equivalents of $45.9 million.

Interest Rate Risk

As at December 31, 2012, we had $60.0 million of Senior Floating Rate Notes. Given that the interest rate on the Senior Floating Rate Notes is reset quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%, we are exposed to interest rate risk on this debt. The Senior Floating Rate Notes bore interest at a rate of approximately 5.0% at December 31, 2012 (December 31, 2011 — 5.0%).  A 100 basis point increase in the closing 3-month LIBOR rate would have impacted our interest expense by approximately $0.1 million for the year ended December 31, 2012 ($0.8 million for the year ended December 31, 2011). We do not use derivatives to hedge against interest rate risk.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from foreign currency exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro and the British pound sterling. We incurred net foreign exchange losses of $0.8 million for the year ended December 31, 2012 (eight months ended December 31, 2011- net foreign exchange gain of $1.5 million; four months ended April 30, 2011 - net foreign exchange loss of $0.6 million; and year ended December 31, 2010 - $1.0 million net foreign exchange gain) primarily as a result of changes in the relationship of the U.S. to the Canadian dollar and Danish kroner as well as other foreign currency exchange rates when translating our foreign currency-denominated cash, cash equivalents and account receivable to U.S. dollars for reporting purposes at period end. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, and therefore we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars, Danish kroner, Swiss francs, Euros, and U.K. pound sterling and we earn the majority of our revenues in U.S. dollars. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or monetary assets denominated in the same (or a pegged) currency. For a summary of our cash balances which are denominated in foreign currencies refer to note 5 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

Since we operate internationally and approximately 12% of our net revenue for the year ended December 31, 2012 (eight months ended December 31, 2011 — 13%; four months ended April 30, 2011 — 15%; year ended December 31, 2010 — 13%) was generated in other than the U.S. dollar, foreign currency exchange rate fluctuations could significantly impact our financial position, results of operations, cash flows and competitive position.

For the purposes of conducting a specific risk analysis, we used a sensitivity analysis to measure the potential impact to our consolidated financial statements of a hypothetical 10% strengthening of the U.S. dollar compared with other currencies in which we denominate product sales in for the year ended December 31, 2012. Assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our product revenue would have been negatively impacted by approximately $3.0 million during the year ended December 31, 2012 (eight months ended December 31, 2011 - $1.8 million; four months ended April 30, 2011 - $1.1 million, year ended December 31, 2010 - $2.8 million). In addition, assuming a 10% strengthening of the U.S. dollar to these other foreign currencies, our net income would have been positively impacted by approximately $2.0 million for the year ended December 31, 2012 (eight months ended December 31, 2011 - $1.5 million; four months ended April 30, 2011 - $0.7 million, year ended December 31, 2010 - $3.7 million).

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

As required by Rules 13(a)-15(b) under the Exchange Act, our management, with the participation of our PEO and PFO, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, our PEO and PFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

(b) Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our President & Chief Executive Officer and our Senior Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

(c) Changes in Internal Control over Financial Reporting

No change was made to our internal control over financial reporting during the fiscal quarter and year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B.                         OTHER INFORMATION

Termination of Executive Vice President of Sales and Marketing

On March 25, 2013, Angiotech announced that the employment of its Executive Vice President of Sales and Marketing, Steven Bryant, ended effective March 22, 2013. Mr. Bryant is expected to receive severance and termination payments in accordance with the terms and conditions specified in his employment agreement, which was previously filed with the SEC. We expect that Angiotech and Mr. Bryant will execute a termination and release letter in the near future to govern the obligations of each party with respect to the termination.

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

PART IV

Item 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                  The following documents are included as part of this Annual Report on Form 10-K.

(1)                  Financial Statements:

Page †
Report of Independent Registered Public Accounting Firm Pertaining to the Successor Company	F-1
Report of Independent Registered Public Accounting Firm Pertaining to the Predecessor Company	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011, and the year ended December 31, 2010.	F-4

Consolidated Statements of Comprehensive (Losses) Income for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011, and the year ended December 31, 2010.

F-5
Consolidated Statements of Shareholders’ (Deficit) Equity as of December 31, 2012, 2011 and 2010.	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011, and the year ended December 31, 2010.	F-7
Notes to Consolidated Financial Statements	F-8

†                          Page numbers refer to Exhibit 13 of this Annual Report on Form 10-K.

(2)                  Financial Statement Schedule:

Page †

Schedule II — Valuation of Qualifying Accounts for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011, and the year ended December 31, 2010.

F-63

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

Exhibit	Description	Location

2.1*	Asset Sale and Purchase Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Quill Medical, Inc., Ethicon, Inc. and Ethicon, LLC dated as of April 4, 2012	Exhibit 2.1, Form 8-K filed on November 13, 2012

3.1	Articles of Angiotech Pharmaceuticals, Inc.	Exhibit 3.3, Form 8-K filed on May 16, 2011

3.2	First amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 12, 2011	Exhibit 3.1, Form 8-K filed on May 16, 2011

3.3	Second amendment to Notice of Articles of Angiotech Pharmaceuticals, Inc., dated May 16, 2011	Exhibit 3.2, Form 8-K filed on May 16, 2011

4.1	Indenture dated March 23, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for 7.75% Senior Subordinated Notes due 2014	Exhibit 99.2, Form 6-K filed April 3, 2006

4.2	Indenture dated December 11, 2006 among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries and Wells Fargo Bank N.A., for Senior Floating Rate Notes due 2013	Exhibit 2, Form 6-K filed December 15, 2006

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

4.11

Indenture, dated August 13, 2012, by and among Angiotech Pharmaceuticals (US), Inc., Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and Deutsche Bank National Trust Company, as trustee, for 9% Senior Notes due 2014

Exhibit 4.1, Form 8-K filed on August 16, 2012

4.12

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

Exhibit 10.1, Form 8-K filed May 16, 2011

10.2

First Amendment to Credit Agreement dated July 14, 2011 by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Financial, LLC as arranger and administrative agent.

Exhibit 10.1, Form 8-K filed July 20, 2011

10.3	License Agreement by and among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation and Cook Incorporated, dated as of July 9, 1997	Exhibit, Form 20-FR filed October 5, 1999

10.4

September 24, 2004 Amendment Between Angiotech Pharmaceuticals, Inc. and Cook Incorporated Modifying July 9, 1997 License Agreement Among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated*

Exhibit 10.3, Form 10-K filed March 16, 2009

10.5

May 20, 2010 Amendment between Angiotech Pharmaceuticals, Inc. and Cook Incorporated to the July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Boston Scientific Corporation, and Cook Incorporated.*

Exhibit 10.1, Form 10-Q filed August 9, 2010

10.6

Distribution and License Agreement by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003*

Exhibit 10.5, Form 10-K filed March 16, 2009

10.7

Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003*

Exhibit 10.6, Form 10-K filed March 16, 2009

10.8

Amendment No. 1 dated December 23, 2004 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

Exhibit 10.7, Form 10-K filed March 16, 2009

10.10

Amendment No. 1 dated January 21, 2005 to Manufacturing and Supply Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and

Exhibit 10.8, Form 10-K filed March 16, 2009

Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003

10.11

Amendment No. 2 dated October 8, 2007 to Distribution and License Agreement, by and among Angiodevice International GmbH (as assignee of Angiotech Pharmaceuticals, Inc., Angiotech International, GmbH, and Cohesion Technologies, Inc.), Baxter Healthcare Corporation and Baxter Healthcare, S.A., dated April 1, 2003*

Exhibit 10.9, Form 10-K filed March 16, 2009

10.12

Amended and Restated Distribution and License Agreement by and among Angiotech Pharmaceuticals (U.S.) Inc., Angiodevice International GmbH, Baxter Healthcare Corporation and Baxter Healthcare, S.A, dated as of January 1, 2009*

Exhibit 10.1, Form 10-Q filed May 8, 2009

10.13	License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997*	Exhibit 10.11, Form 10-K filed March 16, 2009

10.14

First Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated March 28, 2002 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997*

Exhibit 10.12, Form 10-K filed March 16, 2009

10.15

Second Amendment between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated May 23, 2007 modifying the License Agreement between Public Health Service (through the Office of Technology Transfer, National Institutes of Health) and Angiotech Pharmaceuticals, Inc., dated November 19, 1997*

Exhibit 10.13, Form 10-K filed March 16, 2009

10.16	License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997*	Exhibit 10.14, Form 10-K filed March 16, 2009

10.17

Amendment to License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated February 27, 2004, modifying the License Agreement between Angiotech Pharmaceuticals, Inc. and The University of British Columbia, dated August 1, 1997*

Exhibit 10.15, Form 10-K filed March 16, 2009

10.18*	Form of U.S. Director Indemnification Agreement	Exhibit 10.2, Form 8-K filed October 4, 2010

10.19*	Form of Canadian Director Indemnification Agreement	Exhibit 10.3, Form 8-K filed October 4, 2010

10.20*	Form of U.S. Executive Indemnification Agreement	Exhibit 10.4, Form 8-K filed October 4, 2010

10.21*	Form of Canadian Executive Indemnification Agreement	Exhibit 10.5, Form 8-K filed October 4, 2010

10.22*	Form of William L. Hunter Indemnification Agreement	Exhibit 10.6, Form 8-K filed October 4, 2010

10.23*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and William L. Hunter, dated April 23, 2004	Exhibit 10.19, Form 10-K filed March 16, 2009

10.24	Amendment to Executive Employment Agreement with William L. Hunter, M.D.	Exhibit 10.1, Form 8-K filed April 5, 2011

10.25*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and K. Thomas Bailey, dated August 8, 2007*	Exhibit 10.20, Form 10-K filed March 16, 2009

10.26*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and David D. McMasters, dated October 30, 2007*	Exhibit 10.21, Form 10-K filed March 16, 2009

10.27*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Rui Avelar, dated October 15, 2007	Exhibit 10.22, Form 10-K filed March 16, 2009

10.28*	Executive Employment Agreement between Angiotech Pharmaceuticals, Inc. and Steve Bryant, dated June 11, 2009*	Exhibit 10.3, Form 10-K filed March 16, 2011

	Form of Amendment to Executive Employment Agreement	Exhibit 10.2, Form 8-K filed on April 5, 2011

10.29*	Angiotech Pharmaceuticals, Inc. 2006 Stock Option Plan	Exhibit 10.28, Form 10-K filed March 16, 2009

10.30*	American Medical Instruments Holdings, Inc. 2003 Stock Option Plan	Exhibit 10.29, Form 10-K filed March 16, 2009

10.31	Angiotech Pharmaceuticals, Inc. 2011 Stock Incentive Plan	Exhibit 10.3, Form 8-K filed May 16, 2011

10.32	Form of Restricted Share Unit Award Agreement (for Canadian participants)	Exhibit 10.4, Form 8-K filed May 16, 2011

10.33	Form of Restricted Stock Award Agreement (for U.S. participants)	Exhibit 10.5, Form 8-K filed May 16, 2011

10.34	Form of Stock Options/SAR Award Agreement (for Canadian participants)	Exhibit 10.6, Form 8-K filed May 16, 2011

10.35	Form of Stock Options/SAR Award Agreement (for U.S. participants)	Exhibit 10.7, Form 8-K filed May 16, 2011

10.36	Agreement and Plan of Merger, dated as of May 25, 2006, by and among Angiotech Pharmaceuticals, Inc., Angiotech Pharmaceuticals (US), Inc., Quaich Acquisition, Inc. and Quill Medical, Inc.	Exhibit 10.4, Form 8-K filed November 2, 2010

10.37	Settlement Agreement, dated January 27, 2011, among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries, QSR Holdings, Inc. and the other signatories thereto.	Exhibit 10.4, Form 8-K filed January 28, 2011

10.38	Settlement and License Termination Agreement, dated as of February 16, 2011, by and between Angiotech Pharmaceuticals (US), Inc. and Rex Medical, LP.	Exhibit 10.1, Form 8-K filed February 18, 2011

10.39	Recapitalization Support Agreement, dated as of October 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed November 2, 2010

10.40	Agreement to Amend the Recapitalization Support Agreement, dated November 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory	Exhibit 10.1, Form 8-K filed December 2, 2010

thereto.

10.41	Second Agreement to Amend the Recapitalization Support Agreement, dated December 15, 2010, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed December 17, 2010

10.42	Third Agreement to Amend the Recapitalization Support Agreement, dated January 11, 2011, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed January 13, 2011

10.43	Fourth Agreement to Amend the Recapitalization Support Agreement, dated January 27, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of senior subordinated notes signatory thereto.	Exhibit 10.1, Form 8-K filed January 28, 2011

10.45	Fifth Agreement to Amend the Recapitalization Support Agreement, dated February 7, 2011, among Angiotech Pharmaceuticals, Inc. and the holders of senior subordinated notes signatory thereto.	Exhibit 10.2, Form 8-K filed February 10, 2011

10.46

Sixth Agreement to Amend the Recapitalization Support Agreement, dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of senior subordinated notes signatory thereto.

Exhibit 10.1, Form 8-K filed April 25, 2011

10.47	Floating Rate Note Support Agreement, dated as of October 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed November 2, 2010

10.48	Agreement to Amend the Floating Rate Note Support Agreement, dated as of November 29, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed December 2, 2010

10.49	Second Agreement to Amend the Floating Rate Note Support Agreement, dated as of December 15, 2010, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed December 17, 2010

10.50	Third Agreement to Amend the Floating Rate Note Support Agreement, dated as of January 11, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed January 13, 2011

10.51	Fourth Agreement to Amend the Floating Rate Note Support Agreement, dated as of January 27, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.2, Form 8-K filed January 28, 2011

10.52	Fifth Agreement to Amend the Floating Rate Note Support Agreement, dated as of February 7, 2011, among Angiotech Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.	Exhibit 10.1, Form 8-K filed February 10, 2011

10.53	Sixth Agreement to Amend the Floating Rate Note Support Agreement, dated as of February 22, 2011, among Angiotech	Exhibit 10.1, Form 8-K filed February 24, 2011

Pharmaceuticals, Inc., and the holders of floating rate notes signatory thereto.

10.54

Seventh Agreement to Amend the Floating Rate Note Support Agreement dated as of April 22, 2011, by and among Angiotech Pharmaceuticals, Inc., certain of its subsidiaries party thereto and the holders of the senior floating rate notes signatory thereto.

Exhibit 10.2, Form 8-K filed April 25, 2011

10.55	Registration Rights Agreement, dated May 12, 2011, by and among Angiotech Pharmaceuticals, Inc. and the investors party thereto.	Exhibit 10.2, Form 8-K filed May 16, 2011

10.56

Second Amendment to Credit Agreement dated March 12, 2012, by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of Parent listed as borrowers on the signature pages thereto, as borrowers, the lenders signatory thereto, as lenders and Wells Fargo Capital Financial, LLC as arranger and administrative agent.

Exhibit 10.1, Form 8-K filed March 16, 2012

10.57

Third Amendment, dated August 13, 2012 to the Credit Agreement dated May 12, 2011 by and among Angiotech Pharmaceuticals, Inc., as Parent, the subsidiaries of the Parent listed as Borrowers on the signature pages thereto, as Borrowers, the Lenders signatory thereto, as Lenders, and Wells Fargo Capital Finance, LLC, as Arranger and Administrative Agent for the Lenders.

Exhibit 10.1, Form 8-K filed on August 16, 2012

10.58

Co-Exclusive Manufacturing and Supply Agreement by and among Angiotech Pharmaceuticals, Inc., Surgical Specialties Puerto Rico, Inc., Angiotech Puerto Rico, Inc., Angiotech International AG, Quill Medical, Inc. and Ethicon, LLC dated as of April 4, 2012*

Exhibit 10.1, Form 8-K filed November 13, 2012

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and SVP Finance	Exhibit 14.1, Form 10-K filed March 16, 2010

14.2	Guide of Business Conduct	Exhibit 14.2, Form 10-K filed March 16, 2010

21.0	List of Worldwide Subsidiaries	Filed herewith

31.1	Certification of PEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of PFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of PEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of PFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	XBRL Interactive Data File	Filed herewith

*                          portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angiotech Pharmaceuticals, Inc.

Date: March 28, 2013	By:	/S/ K. THOMAS BAILEY
K. Thomas Bailey President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitute and appoint K. Thomas Bailey, President & Chief Executive Officer, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Angiotech Pharmaceuticals, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ K. THOMAS BAILEY	President & Chief Executive Officer	March 28, 2013
K. Thomas Bailey	(Principal Executive Officer)

/S/ JAY DENT	Senior Vice President, Finance	March 28, 2013
Jay Dent	(Principal Financial Officer)

/S/ JEFF D. GOLDBERG	Co - Chairman of the Board of Directors	March 28, 2013
Jeff D. Goldberg

/S/ KURT M. CELLAR	Co - Chairman of the Board of Directors	March 28, 2013
Kurt M. Cellar

/S/ BRADLEY S. KARRO	Director	March 28, 2013
Bradley S. Karro

/S/ DONALD M. CASEY JR.	Director	March 28, 2013
Donald M. Casey Jr.

/S/ OMAR VAISHNAVI	Director	March 28, 2013
Omar Vaishnavi

Report of Independent Registered Public Accounting Firm

To the Shareholders of Angiotech Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Angiotech Pharmaceuticals, Inc. (the Company) and its subsidiaries, as of December 31, 2012 and December 31, 2011 (the Successor Company) and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity and cash flows for the year ended December 31, 2012 and the eight months ended December 31, 2011. In addition, we audited the financial statement schedules for the year ended December 31, 2012 and the eight months ended December 31, 2011 listed in the index appearing under Item 15 (a)(2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angiotech Pharmaceuticals, Inc. as of December 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2012 and the eight months ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

Chartered Accountants

Vancouver, Canada

March 28, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of Angiotech Pharmaceuticals, Inc.

We have audited the consolidated statements of operations, comprehensive (loss) income, shareholders’ deficit (equity) and cash flows of Angiotech Pharmaceuticals, Inc. (the Company) and its subsidiaries for the four months ended April 30, 2011 and for the year ended December 31, 2010 (the Predecessor Company). In addition, we have audited the financial statement schedules for the four months ended April 30, 2011 and for the year ended December 31, 2010 listed in the index appearing under Item 15 (a)(2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the four months ended April 30, 2011 and the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

Chartered Accountants

Vancouver, Canada

March 29, 2012

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(All amounts expressed in thousands of U.S. dollars, except share data)

	Successor Company
	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents [note 5]	$45,945	$22,173
Short-term investments [note 6]	424	3,259
Accounts receivable	28,786	28,238
Income tax receivable	4,769	1,462
Inventories [note 7]	46,414	34,304
Deferred income taxes, current portion [note 12]	5,885	3,995
Deferred financing costs, current portion [note 14(e)]	833	—
Prepaid expenses and other current assets	3,355	3,167
Total current assets	136,411	96,598

Assets held for sale [note 8, 16]	1,866	—
Property, plant and equipment [note 8]	31,437	39,189
Intangible assets [note 9(a)]	311,443	343,066
Goodwill [note 9(b)]	124,051	123,228
Deferred income taxes, non-current portion [note 12]	1,005	2,165
Deferred financing costs, non-current portion [note 14(e)]	1,915	—
Other assets	274	3,860
Total assets	608,402	608,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities [note 10]	26,789	30,537
Deferred income taxes, current portion [note 12]	—	—
Income taxes payable	3,663	2,023
Interest payable	1,872	1,450
Deferred revenue, current portion [note 11]	22,007	496
Debt, current portion [note 14]	60,024	—
Revolving credit facility [note 14]	—	40
Total current liabilities	114,355	34,546

Deferred revenue, non-current portion [note 11]	24,901	3,771
Deferred income taxes, non-current portion [note 12]	88,539	92,634
Other tax liabilities [note 13]	9,618	5,729
Debt, non-current portion [note 14]	229,413	325,000
Other liabilities	908	19
Total non-current liabilities	353,379	427,153

Shareholders’ equity
Sucessor share capital	203,613	203,719
Authorized:
Unlimited number of common shares, without par value
Common shares issued and outstanding:
December 31, 2011 — 12,556,673
December 31, 2012 - 12,547,702
Additional paid-in capital	7,356	8,552
Accumulated deficit	(66,672)	(60,446)
Accumulated other comprehensive loss	(3,629)	(5,418)
Total shareholders’ equity	140,668	146,407

Total liabilities and shareholders’ equity	$608,402	$608,106

Contingencies and commitments [note 21]

Subsequent events [note 26]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts expressed in thousands of U.S. dollars, except share and per share data)

	Successor Company		Predecessor Company
	Year ended	Eight months ended	Four months ended	Year ended
	December 31,	December 31,	April 30,	December 31,
	2012	2011	2011	2010
REVENUE
Product sales, net	$221,326	$139,307	$69,198	$211,495
Royalty revenue	18,449	13,670	10,941	34,461
License fees [note 11(b)]	4,050	—	127	286
	243,825	152,977	80,266	246,242

EXPENSES
Cost of products sold	102,706	90,348	32,219	106,304
License and royalty fees	618	264	68	5,889
Research and development	7,056	14,076	5,686	26,790
Selling, general and administration	70,985	60,424	24,846	89,238
Depreciation and amortization	34,503	23,973	14,329	33,745
Write-down of assets held for sale [note 17]	277	—	570	1,450
Write-down of property, plant and equipment [note 8]	877	4,502	215	4,779
Write-down of intangible assets [note 9]	—	10,850	—	2,814
Escrow settlement recovery [note 18]	—	—	—	(4,710)
	217,022	204,437	77,933	266,299
Operating income (loss)	26,803	(51,460)	2,333	(20,057)

Other income (expenses)
Foreign exchange gain (loss)	(751)	1,461	(646)	1,011
Other income (expense)	1,320	547	34	(862)
Debt restructuring costs	—	—	—	(9,277)
Interest expense	(20,390)	(11,945)	(10,327)	(40,258)
Write-downs and net gains (losses) on investments [note 6]	(561)	(2,035)	—	(1,297)
Debt extinguishment loss [note 14]	(4,437)	—	—	—
Loan settlement gain [note 19]	—	—	—	1,880
Gain on disposal of Laguna Hills manufacturing facility [note 20]	—	—	—	2,005
Total other expenses	(24,819)	(11,972)	(10,939)	(46,798)
Income (loss) before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	1,984	(63,432)	(8,606)	(66,855)
Reorganization items [note 3]	—	—	321,084	—
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	67,307	—
Income (loss) before taxes	1,984	(63,432)	379,785	(66,855)
Income tax (recovery) expense [note 12]	8,210	(2,986)	267	(44)

Net (loss) income	$(6,226)	$(60,446)	$379,518	$(66,811)

Basic and diluted net (loss) income per common share	$(0.49)	$(4.82)	$4.46	$(0.78)

Basic and diluted weighted average number of common shares outstanding (in thousands)	12,791	12,528	85,185	85,168

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts expressed in thousands of U.S. dollars)

	Successor Company		Predecessor Company
	Year ended	Eight months ended	Four months ended	Year ended
	December 31,	December 31,	April 30,	December 31,
	2012	2011	2011	2010
Net (loss) income	$(6,226)	$(60,446)	$379,518	$(66,811)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities, net of taxes ($0)	—	(2,035)	640	(3,127)
Reclassification of other-than-temporary impairment loss on available-for-sale securities to earnings, net of taxes ($0)	—	2,035
Cumulative translation adjustment	1,789	(5,418)	2,182	(2,645)
Other comprehensive income (loss)	1,789	(5,418)	2,822	(5,772)
Comprehensive (loss) income	$(4,437)	$(65,864)	$382,340	$(72,583)

See accompanying notes to the consolidated financial statements

Angiotech Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(All amounts expressed in thousands of U.S. dollars, except share data)

(Audited)

	Common Shares		Additional paid-in-	(Accumulated deficit) / Retained	Accumulated other comprehensive	Total Shareholder’s
	Shares	Amount	capital	Earnings	income (loss)	(deficit) equity
Balance at December 31, 2009 (Predecessor)	85,138,081	$472,742	$33,687	$(866,541)	$46,825	$(313,287)

Exercise of stock options	42,296	11				11
Stock-based compensation			1,783			1,783
Net loss				(66,811)		(66,811)
Other comprehensive loss					(5,772)	(5,772)
Balance at December 31, 2010 (Predecessor)	85,180,377	$472,753	$35,470	$(933,352)	$41,053	$(384,076)

Exercise of stock options	5,120	1				1
Stock-based compensation			1,735			1,735
Net income				379,518		379,518
Other comprehensive income					2,822	2,822
Balance at April 30, 2011 (Predecessor)	85,185,497	$472,754	$37,205	$(553,834)	$43,875	$0

Reorganization adjustment: Cancellation of Predecessor common shares	(85,185,497)	(472,754)		472,754		—
Reorganization adjustment: Issuance of Successor common shares	12,500,000	202,948				202,948
Fresh start accounting adjustments: Elimination of Predecessor additional-paid-in-capital, accumulated deficit and accumulated other comprehensive income			(37,205)	81,080	(43,875)	—
Balance at May 1, 2011 (Successor)	12,500,000	$202,948	$0	$0	$0	$202,948

Vesting of restricted stock	91,146	1,291	(1,291)			—
Share capital repurchases	(34,473)	(520)				(520)
Stock-based compensation			9,843			9,843
Net loss				(60,446)		(60,446)
Other comprehensive loss					(5,418)	(5,418)
Balance at December 31, 2011 (Successor)	12,556,673	$203,719	$8,552	$(60,446)	$(5,418)	$146,407

Vesting of restricted stock	65,403	787	(787)			—
Share capital repurchases	(74,374)	(893)	12			(881)
Cash settlement of awards related to Termination Settlement Agreement [note 21 (b)]			(3,241)			(3,241)
Stock-based compensation			2,820			2,820
Net loss				(6,226)		(6,226)
Other comprehensive income					1,789	1,789
Balance at December 31, 2012 (Successor)	12,547,702	$203,613	$7,356	$(66,672)	$(3,629)	$140,668

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts expressed in thousands of U.S. dollars)

(Audited)

	Successor Company		Predecessor Company
	Year ended	Eight months ended	Four months ended	Year ended
	December 31,	December 31,	April 30,	December 31,
	2012	2011	2011	2010

OPERATING ACTIVITIES
Net income (loss)	$(6,226)	$(60,446)	$379,518	$(66,811)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	38,647	26,350	15,518	37,625
(Gain)/Loss on disposition of property, plant and equipment	(480)	18	—	615
Gain on disposal of Laguna Hills manufacturing facility [note 20]	—	—	—	(2,005)
Reorganization items [note 4]	—	—	(321,084)	—
Non-cash cost of product sold adjustment from fresh start accounting	—	22,616	—	—
Debt extinguishment loss [note 14]	4,437	—	—	—
Gain on extinguishment of debt and settlement of other liabilities [note 3]	—	—	(67,307)	—
Write-down of intangible assets [note 11]	—	10,850	—	2,814
Write-down of assets held for sale [note 17]	277	—	570	1,450
Write-down of property, plant and equipment [note 10]	877	4,502	215	4,779
Impairment and unrealized losses on investments [note 8]	561	2,035	—	1,297
Loan settlement gain [note 6]	—	—	—	(1,880)
Deferred leasehold amortization	—	—	(1,300)	—
Deferred leasehold inducements	—	—	—	2,700
Deferred income taxes	(1,053)	(7,080)	(486)	(3,837)
Deferred revenue	(5,210)	314	1,090	(211)
Cash consideration classified as deferred revenue	4,452	—	—	—
Quill consideration [note 11(b)]	47,000	—	—	—
Settlement of termination payments	(3,241)	—	—	—
Stock-based compensation expense	2,820	9,844	364	1,783
Non-cash rent expense	1,106	—	—	923
Non-cash interest expense	442	—	1,523	6,175
Other	(187)	174	48	(248)
Net change in non-cash working capital items relating to operations, excluding non-cash cost of product sold adjustment [note 25]	(17,790)	13,840	(10,089)	(6,778)

Cash provided by (used in) operating activities before reorganization items	66,432	23,017	(1,420)	(21,609)

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fees paid for services rendered in connection with the Creditor Protection Proceedings	—	(8,105)	(10,055)	—
Key Employment Incentive Plan fee	—	(551)	—	—
Director’s and officer’s insurance	—	—	(1,382)	—

Cash used in reorganization activities	—	(8,656)	(11,437)	—

Cash provided by (used in) operating activities	66,432	14,361	(12,857)	(21,609)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,115)	(1,002)	(945)	(5,726)
Proceeds from disposition of short term investments	2,273	—	—	—
Proceeds from disposition of property, plant and equipment	976	2,623	—	1,272
Proceeds from disposition of Laguna Hills manufacturing facility [note 20]	—	—	—	2,005
Loans advanced	—	—	—	(1,015)
Other	—	—	—	(231)

Cash provieded by (used in) investing activities	1,134	1,621	(945)	(3,695)

FINANCING ACTIVITIES
Share capital issued and/or repurchased	(881)	(520)	1	—
Deferred financing charges and costs	(3,191)	(49)	(1,278)	(669)
Advances on Revolving Credit Facility	—	17,400	12,018	10,000
Repayments on Revolving Credit Facility	(39)	(39,378)	—	—
Repayments of Floating Rate Notes	(40,000)	—	—	—
Proceeds from stock options exercised	—	—	—	11

Cash provided by (used in) financing activities before reorganization activities	(44,111)	(22,547)	10,741	9,342

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	—	(1,408)	—	—

Cash provided by (used in) financing activities	(44,111)	(23,955)	10,741	9,342

Effect of exchange rate changes on cash and cash equivalents	317	(76)	(32)	(265)
Net (decrease) increase in cash and cash equivalents	23,772	(8,049)	(3,093)	(16,227)
Cash and cash equivalents, beginning of period	22,173	30,222	33,315	49,542

Cash and cash equivalents, end of period	$45,945	$22,173	$30,222	$33,315

Supplemental note disclosure [note 24]

See accompanying notes to the consolidated financial statements

ANGIOTECH PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Nature of operations

Angiotech Pharmaceuticals, Inc. (“Angiotech” or the “Company”) is incorporated under the Business Corporations Act (British Columbia). The Company develops, manufactures and markets medical device products and technologies.  Angiotech’s products are designed to serve physicians and patients primarily in the areas of interventional oncology, wound closure and ophthalmology. The Company generates revenue through sales of these products, as well as through royalties derived from sales by its partners of products, which utilize certain of the Company’s proprietary technologies. Accordingly, the Company currently operates in two business segments: Medical Device Products and Licensed Technologies.

BASIS OF PRESENTATION

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In Management’s opinion, all adjustments (which include reclassification and normal recurring adjustments), necessary to present fairly the consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’’ equity (deficit), consolidated statements of comprehensive (loss) income and consolidated statements of cash flows at December 31, 2012 and for all periods presented, have been made. All amounts herein are expressed in U.S. dollars and all tabular amounts are expressed in thousands of U.S. dollars, except share and per share data, unless otherwise noted.

On May 12, 2011 (the “Plan Implementation Date” or the “Effective Date”), Angiotech implemented a recapitalization transaction that, among other things, eliminated its $250 million 7.75% Senior Subordinated Notes due in 2014 (“Subordinated Notes”) and $16 million of related interest obligations in exchange for new common shares of Angiotech (the “Recapitalization Transaction”). In connection with the execution of this Recapitalization Transaction, on January 28, 2011, Angiotech and certain of its subsidiaries voluntarily filed for creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada and Chapter 15 of Title 11 of the Bankruptcy Code in the U.S (the “Creditor Protection Proceedings”).

Upon emergence from Creditor Protection Proceedings and completion of the Recapitalization Transaction on the Effective Date, the Company was required to adopt fresh-start accounting in accordance with ASC No. 852 — Reorganization based on the following conditions being met: (i) total post-petition liabilities and allowed claims exceeded the reorganization value, which resulted from the Recapitalization Transaction; and (ii) pre-petition shareholders received less than 50% of the new common shares issued under the reorganization plan, thereby resulting in a substantive change in control. The Company applied fresh-start accounting on April 30, 2011 (the “Convenience Date”) after concluding that the operating results between the Convenience Date and the Effective Date did not result in a material difference. Given that the reorganization and adoption of fresh-start accounting resulted in a new entity for financial reporting purposes, the Company is referred to as the “Predecessor Company” for all periods preceding the Convenience Date and the “Successor Company” for all periods subsequent to the Convenience Date. Overall, the implementation of fresh-start accounting resulted in: (i) a comprehensive revaluation of Predecessor Company’s assets and liabilities to their estimated fair values; (ii) the elimination of the Predecessor Company’s deficit, additional paid-in-capital and accumulated other comprehensive income balances; and (iii) reclassification of certain balances.  Given these changes are material to Angiotech’s consolidated financial statements; the results of the Successor Company may not be comparable in certain respects to those of the Predecessor Company.

LIQUIDITY RISK

Liquidity risk is the risk that the Successor Company will encounter difficulty in meeting its contractual obligations and financial liabilities in the normal course of business. As at December 31, 2012, the Successor Company’s most significant liquidity risk relates to its financial liabilities which include $229.4 million of 9% Senior Notes due December 1, 2016 (the “Senior Notes”) and $60.0 million of Senior Floating Rate Notes due December 1, 2013 (the “New Notes”). On March 25, 2013, Angiotech announced that it entered into a definitive agreement to sell certain of its subsidiaries, comprising its Interventional Products Business to Argon Medical Devices, Inc. a Delaware corporation (“Argon”), which is a portfolio company of RoundTable Healthcare Partners (“RoundTable”), for $362.5 million in cash consideration. Subject to various conditions, the transaction is expected to close prior to the end of April 2013. The cash consideration from this transaction will be used to repay all outstanding debt obligations under the New Notes and Senior Notes. For more detailed information on the significant terms and conditions contemplated by this transaction, refer to note 26 — Subsequent Events. For more information on the Company’s Senior Notes and New Notes, refer to note 14.

As described in note 14, the indenture governing the Senior Notes (the “Senior Notes Indenture”) contains various restrictive covenants which, among other things, limit the Successor Company’s ability to incur certain liens, incur additional debt, assume certain guarantees, engage in capital transactions, sell or transfer assets, pay dividends, and conduct transactions with affiliates or other entities. In the event of default, the Senior Notes Indenture would permit the holders of the Senior Notes to exercise their rights to demand or accelerate repayment.

Management continues to closely monitor and manage liquidity by regularly preparing rolling cash flow forecasts, monitoring the condition and value of assets available to be used as security in financing arrangements, seeking flexibility in financing arrangements and maintaining processes to ensure compliance with the terms of its financing arrangements.

While Management believes that it has developed planned courses of action and identified other opportunities to mitigate the operating and liquidity risks outlined above, there is no assurance that the Successor Company will be able to complete any or all of the plans or initiatives that have been identified or maintain sufficient liquidity to execute its business plan. Furthermore, there may be other material risks and uncertainties that may impact the Successor Company’s liquidity position that have not yet been identified.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Predecessor Company - Accounting Policies Applicable during Creditor Protection Proceedings

Upon commencement of the Creditor Protection Proceedings on January 28, 2011 through to the Convenience Date, the Predecessor Company was required to adopt Accounting Standards Codification (“ASC”) No. 852 — Reorganization. Among other things, ASC No. 852 required that the Predecessor Company distinguish: (i) transactions and events directly associated with the Recapitalization Transaction from ongoing operations of the business (see note 3); and (ii) pre-petition liabilities which were subject to compromise through the reorganization process from those that were not subject to compromise or were post-petition liabilities. For all other items, the Predecessor Company applied the same accounting policies as detailed in note 2 below for the Successor and Predecessor Companies.

(a) Liabilities Subject to Compromise

From January 28, 2011 to April 30, 2011, the Predecessor Company presented certain pre-petition liabilities that were incurred prior to January 28, 2011 as liabilities subject to compromise.  All claims which arose during the CCAA Proceedings were recognized in accordance with the Predecessor Company’s accounting policies based on Management’s best estimate of the expected amounts of allowed claims, whether known or potential claims, permitted by the Canadian Court (“Allowed Claims”). Liabilities Subject to Compromise of the Predecessor Company were adjusted to their Allowed Claims amounts as approved by the Canadian Court. Where a carrying value adjustment arose due to disputes or changes in the amount for goods and services consumed by the Predecessor Company, the difference was recorded as an operating item. In contrast, where carrying value adjustments arose from the claims process under the CCAA or repudiated contracts, the difference was presented as a Reorganization Item as discussed below.

(b) Reorganization Items

ASC No. 852 requires separate disclosure of incremental costs, directly associated with reorganization or restructuring activities, which were incurred during Creditor Protection Proceedings. These Reorganization Items include professional fees incurred in connection with Creditor Protection Proceedings and Recapitalization Transaction. However, Reorganization Items also include gains, losses, loss provisions, recoveries, and other charges resulting from asset disposals, restructuring activities, disposal activities, administration of credit facilities, and contract repudiations which were specifically undertaken as a result of the Creditor Protection Proceedings and Recapitalization Transaction. Specific cash flows directly related to Reorganization Items were also separately disclosed on the 2011 consolidated statements of cash flows.

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

(d) Fresh-Start Accounting

As described in notes 1 and note 3, upon emergence from Creditor Protection Proceedings, Angiotech adopted fresh-start accounting. On the April 30, 2011 Convenience Date, Angiotech completed a comprehensive revaluation of its assets and liabilities. All assets and liabilities, except for deferred income tax assets and liabilities, on the May 1, 2011 Successor Company’s Consolidated Balance Sheet were therefore reflected at their estimated fair values. In addition, the Company recorded goodwill of $125 million in accordance with ASC No. 852, which stipulates that the portion of the estimated reorganization value which cannot be attributed to specific tangible or identified intangible assets of the emerging entity should be recorded as goodwill. In addition, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Recapitalization Transaction were reflected in the Successor Company’s opening consolidated balance sheet and the Predecessor Company’s final consolidated statement of operations. Adoption of fresh-start accounting resulted in a new reporting entity with no beginning retained earnings, deficit, additional paid-in-capital and accumulated other comprehensive income. The financial statements of the Successor Company are not comparable to those of the Predecessor Company. The Predecessor Company’s comparative financial statements are therefore presented to comply with the SEC’s reporting requirements and should not be viewed as a continuum between the Predecessor and Successor Companies’ financial statements.

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

(c) Foreign currency translation

The respective Company’s functional and reporting currency is the U.S. dollar. Foreign currency denominated revenues and expenses are translated using average rates of exchange during the year. Foreign currency denominated monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date with foreign exchange gains (losses) included in the Statement of Operations, except for the translation gains (losses) arising from available-for-sale instruments which are recorded through Other Comprehensive Income (Loss) until realized through disposal or impairment. Foreign currency denominated non-monetary assets and liabilities are re-translated using historical exchange rates.

The assets and liabilities of foreign subsidiaries that have a functional currency which differs from the reporting currency are translated into the reporting currency with all resulting exchange differences recognized in other comprehensive income (loss). Assets and liabilities are translated at each balance sheet date at the closing rate at the date of the balance sheet. Income and expenses are translated at average exchange rates.

(d) Cash equivalents

The respective Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest. The carrying values of these cash equivalents approximate their fair values.

(e) Investments

Short term investments in equity securities with readily determinable fair values are classified as available-for-sale and are carried at fair value with unrealized gains or losses, net of tax, reflected in accumulated other comprehensive income (loss). Realized gains or losses are determined on a specific identification method and are included within other income (expense). Where unrealized losses on equity securities are other-than-temporary, these losses are reclassified out of accumulated other comprehensive income (loss) and are recognized in the Consolidated Statement of Operations.

(f) Allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, which include specific reserves, the respective Company reviews accounts receivable aging, customer financial strength, credit standing, and payment history to assess the probability of collection. The respective Company continually monitors the collectability of the receivables. Receivables are considered for write-off when Management determines them to be uncollectible. Prior to the write-off, the respective Company utilizes the services of approved third party collection agencies to assist in the collection of accounts deemed uncollectible. If the efforts of the collection agency are deemed to be unsuccessful, the account is written off upon final approval by one or more duly authorized persons.

(g) Inventories

Raw materials are recorded at the lower of cost, determined on a specific item basis, and market. Work-in-process, which includes inventory stored at a stage preceding final assembly and packaging, and finished goods are recorded at the lower of cost, determined on a standard cost basis which approximates average cost and market. Standard costs include direct labor, materials, external services, and an allocation of manufacturing overhead. In addition, standard costs are reviewed against actual costs incurred and adjusted where appropriate.

(h) Property, plant and equipment

Upon implementation of fresh-start accounting, Angiotech’s property, plant and equipment were re-measured and recorded at their estimated fair value of $47.7 million. Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the following terms:

	Successor Company	Predecessor Company
Buildings	15-40 years	40 years
Leasehold improvements	Term of the lease	Term of the lease
Manufacturing equipment	3-10 years	3-10 years
Research equipment	3-5 years	5 years
Office furniture and equipment	2-10 years	3-10 years
Computer equipment	1-5 years	3-5 years

Where property, plant and equipment are under construction, these assets are not depreciated until they are put into use.

(i) Goodwill and intangible assets

Upon implementation of fresh-start accounting, the Successor Company recorded $125.0 million of goodwill. The implied fair value of goodwill represented the excess of the Successor Company’s reorganization value over and above the fair value of its tangible assets and identifiable intangible assets. Based on Management’s analysis, all of the goodwill was determined to be attributable to the Successor Company’s Medical Device Products reporting unit. In accordance with Accounting Standards Codification (“ASC”) No. 350 — Intangibles — Goodwill and Other, goodwill is not amortized, but is rather tested annually for impairment and whenever changes in circumstances occur that would indicate impairment.

During the year ended December 31, 2012, the provisions of Accounting Standards Update (“ASU”) No. 2011-08 were adopted. ASU No. 2011-08 permits the Successor Company to perform a qualitative assessment (termed a “step- zero impairment test”) of potential impairment indicators to assess whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, before proceeding to a quantitative two-step goodwill impairment test. If Management determines that it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, the two-step goodwill impairment test is not required. However, if this is not the case, Management is required to conduct the customary quantitative two-step goodwill impairment test in accordance ASC No. 350.   Factors that would be considered in developing the Successor Company’s qualitative analysis include:

•                  Adverse changes or outcomes in legal or regulatory matters

•                  Significant negative industry or economic trends

•                  Technological advances

•                  Decreases in anticipated demand for products and increased competition, relative to historical or projected operating results

•                  Future growth strategies

•                  Significant changes in the strategy of the overall business (e.g. decision to sell or divest of a business unit)

•                  Key personnel and management expertise

•                  A decline in market-dependent valuation multiples

Under step one of the goodwill impairment test, management would estimate the fair value of the Medical Device Products reporting unit using a discounted projection of future cash flows (“DCF model”), which incorporates various assumptions and estimates about the outlook on future operating performance, discount rates and EBITDA multiples used to derive terminal value. If the analysis indicates that the carrying value of the Medical Device Products reporting unit exceeds its fair value, management is required to proceed to step two of the goodwill impairment test. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of the goodwill under step two of the goodwill impairment test, the Successor Company would record an impairment loss which is equal to the excess.

Intangible assets with finite lives are amortized based on their estimated useful lives. The amortization method is selected to best reflect the pattern in which the economic benefits are derived from the intangible asset. If the pattern cannot be reliably or reasonably determined, straight line amortization is applied. Amortization was calculated on a straight line basis over the following terms:

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

(k) Revenue recognition

(i) Product sales

Revenue from product sales, including shipments to distributors, is recognized when the product is shipped from the Company’s facilities to the customer provided that the respective Company has not retained any significant risks of ownership or future obligations with respect to products shipped. Revenue from product sales is recognized net of provisions for future returns.

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

(iv) Multiple-element arrangements

When an arrangement includes multiple deliverables, the respective Company applies ASU 605-25 Revenue Recognition: Multiple-Element Arrangements to identify the units of account and allocate the consideration to each separate unit of account.  A separate unit of account is identified if the delivered item(s) have standalone value to the customer and the delivery or performance of undelivered items is considered probable and within the control of the respective Company.  The arrangement consideration is generally allocated to the separate units of accounting based on their relative selling prices, Company specific objective evidence of selling prices, third-party evidence of selling prices, or the Company’s best estimate of the selling prices.  The consideration allocated is limited to the amount that is not contingent on the delivery of additional items or fulfillment of other performance conditions.  Where a delivered item(s) does not qualify as a separate unit of accounting, it is combined with other applicable undelivered item(s) within the arrangement. The allocation of the arrangement consideration and associated measurement of revenue recognition is then determined on a combined basis as a single unit of accounting.

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

(m) Accounting for Uncertainty in Income Taxes

The respective Company accounts for uncertainty related to income tax positions accounted for in accordance with ASC No. 740-10 — Income taxes. ASC No. 740-10 requires the use of a two-step approach for recognizing and measuring the income tax benefits of uncertain tax positions taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertain tax positions. A tax benefit from an uncertain tax position may only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the tax authority based on the technical merits of the position. The tax benefit of an uncertain tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount that is greater than 50% likely to be realized upon settlement with the tax authority. To the extent a full benefit is not expected to be realized, an income tax liability is established. Any change in judgment related to the expected resolution of uncertain tax positions are recognized in the year of such a change. Accrued interest and penalties related to unrecognized tax benefits are recorded in income tax expense in the current year.

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

(q) Stock-based compensation

The respective Company accounts for stock based compensation expense by recognizing the grant date fair value of stock-based compensation awards granted to employees over the requisite service period. The compensation expense recognized reflects estimates of award forfeitures at the time of grant and revised in subsequent periods, if necessary when forfeitures rates are expected to change.

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

(s) Contingencies

The respective Company may be subject to various legal proceedings, regulatory proceedings, intellectual property litigation, and product liability suits. Litigation costs are generally expensed as incurred and included in selling, general and administration expenses. In certain cases, claimants may seek damages or other injunctive relief, which may result in significant expenditures or adversely impact the respective Company’s ability to sell its products. The respective Company maintains insurance policies that provide limited coverage for amounts in excess of pre-determined deductibles for intellectual property infringement and product liability claims.  To the extent that contingent losses are probable and estimable, the respective Company will accrue for the anticipated settlement costs, damages, fines and penalties. See note 21 for a description of material legal proceedings.

(t) Recently adopted accounting policies

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). Under ASU No. 2011-04, the FASB and the International Accounting Standards Board (the “IASB”) have jointly developed common measurement and disclosure requirements for items that are recorded in accordance with fair value standards. In addition, the FASB and IASB have developed a common definition of “fair value” which has a consistent meaning under both U.S. GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the consolidated financial statements for the year ended December 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. In addition, filers are required to present on the face of the financial statements reclassification adjustments for items reclassified from accumulated other comprehensive income to net income.  The amendment was effective for fiscal and interim periods beginning on January 1, 2012. The Successor Company adopted ASU No. 2011-05 during the quarter ended March 31, 2012 and selected to prepare separate Consolidated Statements of Comprehensive (Losses) Income.  This standard relates to presentation only and did not impact our results of operations or financial position for the year ended December 31, 2012.

In December 2011, as a follow up to ASU No. 2011-05, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items out of Accumulated Other Comprehensive Income. ASU No. 2011-12 deferred the effective date for presentation of reclassification items to fiscal years and interim period beginning after December 15, 2012. As at December 31, 2012, the Successor Company does not have any adjustments that would require reclassification from accumulated other comprehensive income to net income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 simplifies how an entity tests goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount to evaluate whether it is necessary to perform the two-step goodwill impairment test currently required.  The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years commencing on January 1, 2012. For the year ended December 31, 2012, the Successor Company conducted a qualitative assessment of impairment indicators in accordance with ASU No. 2011-08 and determined that goodwill was not impaired.

(u) Future accounting pronouncements

In July 2012, the FASB issued ASC No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides companies with the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to perform a quantitative impairment test. If a company concludes that impairment is unlikely, no further quantitative assessment is required. This update is effective for fiscal years beginning after September 15, 2012. Aside from goodwill (see discussion under the recently adopted accounting policies section above), the Successor Company does not have any other indefinite-lived intangible assets which require assessment under this guidance.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which aims enhance disclosures about financial instruments and derivative instruments that are either offset in accordance with U.S. GAAP or are subject to an enforceable master netting arrangement or similar agreement. The additional disclosures are expected to facilitate comparisons between financial statements prepared under IFRS versus U.S. GAAP. ASU No. 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. This standard relates to presentation only and is not expected to significantly impact the Successor Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  This update features certain technical corrections and conforming amendments to a wide range of fair value topics in the Accounting Standards Codification. The guidance was issued to correct and clarify prevailing fair value measurement and disclosure requirements in order to ensure that they conform to the current definition of fair value. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Successor Company’s financial position or results of operations.

3.                       REORGANIZATION

Recapitalization Transaction and Emergence from Creditor Protection Proceedings

As described above in note 1, on January 28, 2011 Angiotech, 0741693 B.C. Ltd., Angiotech International Holdings, Corp., Angiotech Pharmaceuticals (US), Inc., American Medical Instruments Holdings, Inc., NeuColl, Inc., Angiotech BioCoatings Corp., Afmedica, Inc., Quill Medical, Inc., Angiotech America, Inc., Angiotech Florida Holdings, Inc., B.G. Sulzle, Inc., Surgical Specialties Corporation, Angiotech Delaware, Inc., Medical Device Technologies, Inc., Manan Medical Products, Inc. and Surgical Specialties Puerto Rico, Inc. (collectively, the “Angiotech Entities”) voluntarily initiated Creditor Protection Proceedings to implement the Recapitalization Transaction through a plan of compromise or arrangement (as amended, supplemented or restated from time to time, the “CCAA Plan”).

During the Creditor Protection Proceedings, the Angiotech Entities remained in possession of their assets and continued to operate as “debtors-in-possession” under the supervision of its court appointed monitor, Alvarez and Marsal Canada, Inc. (the “Monitor”); the jurisdiction of the courts; and the applicable provisions of CCAA and Chapter 15.  The stay of proceedings granted by the Canadian Court prevented all parties from commencing or continuing any action, suit or proceeding against the Angiotech Entities during the Creditor Protection Proceedings. In addition, on January 13, 2011 and March 3, 2011, the Predecessor Company’s common shares were delisted from the NASDAQ Stock Market and the Toronto Stock Exchange, respectively.

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

(v)

Holders of 99.99% of the aggregate principal amount outstanding of the Predecessor Company’s prior $325 million senior floating rate notes (the “Old Notes”) tendered their Old Notes and consents in the FRN Exchange Offer. New floating rates notes (the “New Notes”) were issued on the Plan Implementation Date with substantially the same terms and conditions as the Old Notes, except that, among other things, (i) subject to certain exceptions, the New Notes are secured by second-priority liens over substantially all of the assets, property and undertaking of Angiotech and certain of its subsidiaries; (ii) the New Notes continue to accrue interest at LIBOR plus 3.75%, however, they are subject to a LIBOR floor of 1.25%; and (iii) certain covenants related to the incurrence of additional indebtedness and assets sales and the definition of permitted liens, asset sales and change of control have been modified in the indenture that governs the New Notes dated May 12, 2012 among Angiotech, the guarantors party thereto and Deutshe Bank National Trust Company as trustee (the “New Notes Indenture”).

(vi)

Angiotech entered into the Revolving Credit Facility with Wells Fargo (see note 14(f)). As at the Plan Implementation Date, the previous debtor-in-possession credit facility (“DIP Facility”) was repaid and terminated in connection with the terms of the CCAA Plan.

(vii)

The Predecessor Company established and implemented a Key Employee Incentive Plan (“KEIP”) that was satisfactory to the Predecessor Company and holders of the Subordinated Notes, who consented to the Recapitalization Transaction. The KEIP provided payments to the named beneficiaries totaling no more than $1.0 million and was triggered upon the implementation and completion of the Recapitalization Transaction.

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

(xii)

The settlement agreement with QSR Holdings, Inc. (the “Settlement Agreement”), related to certain litigation pertaining to the May 25, 2006 Agreement and Plan of Merger by and among Angiotech, the Company’s wholly owned subsidiary Angiotech Pharmaceuticals, (U.S.) Inc. (“Angiotech US”), Quaich Acquisition, Inc. and Quill Medical, Inc., was determined to be in full force and effect. As at December 31, 2012, approximately $5.2 million of the $6.0 million settlement amount has been paid out and $0.8 million is accrued in other liabilities.

(xiii)

The Amended and Restated Forbearance Agreement with Wells Fargo dated November 4, 2010 was terminated. Under this Amended and Restated Forbearance Agreement, Wells Fargo agreed to preserve the Predecessor Company’s previous existing credit facility and not exercise any of its rights and remedies during the restructuring period with respect to amounts owed to the Subordinated Noteholders and the litigation with QSR Holdings, Inc.

On May 12, 2011, upon the close of business, the Angiotech Entities emerged from Creditor Protection Proceedings following the delivery of Monitor’s Certificate to the Angiotech Entities, the Subordinated Noteholders’ advisors and the Canadian Court. The Monitor’s Certificate confirmed that all steps, compromises, transactions, arrangements, releases and reorganizations were satisfactorily implemented in accordance with the provisions of the CCAA Plan. As a result, the charges on the Angiotech Entities’ assets, property and undertaking were terminated, discharged and released. In addition, certain parties, including the Angiotech

Entities, Monitor, Subordinated Noteholders, Wells Fargo, advisors, auditors, indenture trustees, present and former shareholders, directors, and officers; were released and discharged from certain claims, including without limitation, all and any demands, obligations, actions, judgments, orders and claims related to or associated with the Creditor Protection Proceedings, the implementation of the CCAA Plan and the Recapitalization Transaction.

The implementation of the Recapitalization Transaction triggered a $67.3 million gain related to the forgiveness of debt, which was calculated as follows:

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

Reorganization Items

As described under note 2, reorganization items represent certain recoveries, expenses, gains and losses and loss provisions that are directly related to the Predecessor Company’s Creditor Protection Proceedings and Recapitalization Transaction. In accordance with ASC No. 852, these reorganization items have been separately disclosed as follows:

		Predecessor Company Four months ended April 30, 2011
Professional fees	(1)	(17,868)
Director’s and officer’s insurance	(2)	(1,601)
KEIP payment	(3)	(793)
Gain on settlement of financial liability approved by the Canadian Court	(4)	1,500
Cancellation of options and awards	(5)	(1,371)
Net gains due to fresh-start accounting adjustments	(6)	341,217
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

(6)                 Upon reorganization and implementation of fresh-start accounting, the Company’s reorganization value of $692.8 million was allocated to all tangible and identifiable intangible assets based on their fair values, which totaled $567.6 million. The fresh-start revaluation resulted in goodwill of $125.2 million and net revaluation gains of $341.2 million.

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

4. FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENT RISK

For certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable, the carrying amounts approximate fair value due to their short-term nature. The fair value of short term investments was determined based on quoted market prices for identical assets, which qualify as level 1 inputs within the fair value hierarchy defined by ASC 820 — Fair Value Measurements and Disclosures. As at December 31, 2012, the fair value of Angiotech’s short-term investment was approximately $0.4 million (December 31, 2011 — $3.3 million).

As discussed below in note 14, on August 13, 2012, $225.0 million of the $255.5 million New Notes that were tendered were irrevocably extinguished and exchanged, on a pro rata basis, for $229.4 million of Senior Notes. As at December 31, 2012, the total fair value and carrying value of the Senior Notes was $229.4 million. As at December 31, 2012, the total fair value of the New Notes was approximately $60.7 million (December 31, 2011 - $316 million) and the carrying value was $60.0 million (December 31, 2011 - $325.0 million). The estimated fair value of the Senior Notes was based on a consideration of cash flows associated with future interest and principal payments and discount rates from similar companies in the health care industry.

Financial risk includes interest rate risk, exchange rate risk and credit risk.

•                  Interest rate risk arises due to the Successor Company’s long-term debt bearing variable interest rates. The interest rate on the New Notes resets quarterly to 3-month LIBOR plus 3.75%, subject to a LIBOR floor of 1.25%. The New Notes currently bear interest at a rate of 5%. The Successor Company does not use derivatives to hedge against interest rate risks.

•                  Foreign exchange rate risk arises as a portion of the Successor Company’s investments, assets, liabilities, revenues and expenses are denominated in other than U.S. dollars. The Successor Company’s financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar, and is primarily limited to the Canadian dollar, the Danish kroner, the Swiss franc, the Euro, and the British pounds. Foreign exchange risk is mitigated, to some extent by satisfying foreign denominated expenditures with cash inflows or assets denominated in either the same currency or a pegged currency.

•                  Credit risk arises as the Successor Company provides credit to its customers in the normal course of business. The Successor Company performs credit evaluations of its customers on a continuing basis and the majority of its trade receivables are unsecured. The maximum credit risk loss that the Successor Company could face is limited to the carrying amount of accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. However, the Successor Company has a significant amount of trade accounts receivable with customers who form part of the national health care systems of several countries. Efforts by governmental and third-party payers to reduce health care costs or the announcement of legislative proposals or reforms to implement government controls could impact the Successor Company’s credit risk. Although the Successor Company does not currently foresee any significant credit risk associated with these receivables, collection is dependent upon the financial stability of those countries’ national economies. At December 31, 2012, the accounts receivable allowance for uncollectible accounts was $0.2 million (December 31, 2011 — $0.2 million).

5. CASH AND CASH EQUIVALENTS

All cash and cash equivalents are held in interest and non-interest bearing bank accounts and are denominated in the following currencies:

	December 31,	December 31,
	2012	2011

U.S. dollars	$38,289	$12,837
Canadian dollars	1,086	4,884
British pounds	2,433	1,223
Euros	1,449	1,515
Danish kroner	1,707	940
Other	981	774
	$45,945	$22,173

6. SHORT-TERM INVESTMENT

Short term investment - Available-for-sale securities	December 31, 2012	December 31, 2011
Cost	$3,259	$5,294
Securities sold	(2,623)	—
Net unrealized gains (losses) recognized in earnings	(212)	(2,035)
Carrying value	424	3,259

The Successor Company’s short term investment as at December 31, 2012 and December 31, 2011 consist of equity securities in a publicly traded biotechnology company, which is recorded at its fair value at the end of each reporting period. In accordance with ASC 820 — Fair Value Measurements and Disclosures, this fair value measure is included in Level 1 of the fair value hierarchy given that its measurement is based on quoted bid prices which are available in an active stock market.

During the year ended December 31, 2012, the Successor Company disposed of $2.6 million of its investment for net proceeds of $2.3 million and realized a loss of $0.4 million on the Consolidated Statement of Operations. The Successor Company also recorded unrealized other-than-temporary impairment losses of $0.2 million in its Consolidated Statement of Operations for the year ended December 31, 2012. As at December 31, 2011, the Successor Company determined that this investment was impaired on an other-than-temporary basis due to the value being substantially below the Successor Company’s carrying value for an extended period of time and Management’s intent to liquidate these securities in the near term. As a result, the $2.0 million of net unrealized losses recorded in accumulated other comprehensive income at that time were reclassified to the Consolidated Statement of Operations as an impairment write-down for the eight months ended December 31, 2011.

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

7. INVENTORIES

	December 31,	December 31,
	2012	2011

Raw materials	$14,779	$9,641
Work in process	15,265	11,882
Finished goods	16,370	12,781

Total	$46,414	$34,304

As at December 31, 2012, the inventory allowance was $1.1 million (December 31, 2011 - $1.0 million).

During the year ended December 31, 2012, the Successor Company recorded net inventory and obsolescence charges of $0.1 million. During the eight months ended December 31, 2011, the Successor Company recorded $1.0 million of inventory write-downs and obsolescence charges. During the four months ended April 30, 2011, the Predecessor Company did not record any inventory write-downs and obsolescence charges ($3.0 million write-down for the year ended December 31, 2010).

8. PROPERTY, PLANT AND EQUIPMENT

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value
Land	$3,224	$—	$3,224
Buildings	12,276	689	11,587
Leasehold improvements	7,489	4,340	3,149
Manufacturing equipment	15,502	4,407	11,095
Research equipment	275	189	86
Office furniture and equipment	709	333	376
Computer equipment	2,689	769	1,920
	$42,164	$10,727	$31,437

		Accumulated	Net Book
December 31, 2011	Cost	Depreciation	Value
Land	$3,589	$—	$3,589
Buildings	14,355	452	13,903
Leasehold improvements	8,175	1,930	6,245
Manufacturing equipment	14,275	1,573	12,702
Research equipment	312	63	249
Office furniture and equipment	798	156	642
Computer equipment	2,120	261	1,859
	$43,624	$4,435	$39,189

Depreciation expense for the year ended December 31, 2012 was $6.7 million and approximately $4.1 million of this amount was allocated to cost of products sold.

Depreciation expense for the eight months ended December 31, 2011 was $4.4 million and approximately $1.7 million of this amount was allocated to cost of products sold.  Depreciation expense for the four months ended April 30, 2011 was $3.9 million and approximately $1.4 million of this amount was allocated to cost of products sold. Depreciation expense for the year ended December 31, 2010 was $6.8 million and approximately $4.0 million of this amount was allocated to cost of products sold.

During the year ended December 31, 2012, the Successor Company’s Medical Device Products segment recorded $0.9 million of impairment write-downs of certain leasehold improvements, associated with the downsizing of the Vancouver, Canada facility, and certain manufacturing equipment related to the termination of one of our product development projects. Furthermore, in connection with the Successor Company’s closure of its Denmark manufacturing facility described in note 16, the $1.9 million carrying value of a property that is currently being marketed for sale was reclassified from property, plant and equipment to assets-held- for-sale. .

During December 2011, the Successor Company’s Medical Device Products segment recorded $4.5 million of impairment write-downs of certain manufacturing equipment, furniture and fixtures and leasehold improvements in connection with the restructuring of the research and development department and termination of the anti-infective research and development program.  These assets were assigned a carrying value of nil based on Management’s conclusion that their estimated fair values net of selling costs was determined to be nominal.

During December 2010, the Predecessor Company’s Medical Device Products segment recorded impairment write-downs of $4.8 million relating to: (i) certain lab and manufacturing equipment held at its Haemacure operations due to the indefinite suspension of research and development activities for that operation; and (ii) certain lab equipment related to its head office lab facilities due to the restructuring changes that the Predecessor Company implemented in accordance with its Recapitalization Plan.  These assets were assigned a carrying value of nil based on Management’s conclusion that their estimated fair values net of selling costs was determined to be nominal.

9. INTANGIBLE ASSETS AND GOODWILL

(a) Intangible Assets

December 31, 2012	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$170,452	$16,816	$153,636
Trade names and other	24,887	2,751	22,136
Patents	105,690	26,670	79,020
Core and developed technology	63,778	7,127	56,651
	$364,807	$53,364	$311,443

		Accumulated	Net Book
December 31, 2011	Cost	Amortization	Value
Customer relationships	$170,269	$6,723	$163,546
Trade names and other	24,859	1,102	23,757
Patents	105,700	10,663	95,037
Core and developed technology	63,576	2,850	60,726
	$364,404	$21,338	$343,066

Amortization expense for the year ended December 31, 2012 was $32.0 million. Amortization expense for the four months ended April 30, 2011 and eight months ended December 31, 2011 was $11.8 million and $21.9 million, respectively (December 31, 2010 - $30.8 million).

During the year ended December 31, 2012, the Successor Company’s royalty revenues derived from sales of TAXUS paclitaxel-eluting coronary stents (“TAXUS”) by Boston Scientific Corporation (“BSC”), declined by $7.6 million compared to the same period in the 2011. This continued decline in royalty revenues was identified as an impairment indicator for the purposes of testing the Successor Company’s intangible assets for the year ended December 31, 2012.

Given that the Zilver PTX paclitaxel-eluting peripheral vascular stents (“Zilver-PTX”) utilizes the same patented paclitaxel technology as TAXUS, management determined that the Successor Company’s TAXUS and Zilver-PTX intangible assets were closely related. As a result, TAXUS and Zilver-PTX were tested as a single asset group for impairment in accordance with ASC No. 360 — Property, Plant and Equipment.

The impairment test conducted indicated that the sum of the undiscounted future cash flows of the TAXUS and Zilver-PTX intangible assets exceeded their combined carrying values. As a result, management concluded that the TAXUS and Zilver-PTX intangible asset carrying values were recoverable and not impaired as at December 31, 2012.

The estimated cash flow projections prepared by management are subject to significant uncertainty and highly depend on the degree to which BSC and Cook are able to market and sell the TAXUS and Zilver-PTX products, respectively. These estimates could be subject to change in the near term depending on the success of the U.S. launch of Zilver-PTX by Cook following the recent U.S. Food and Drug Administration (“FDA”) marketing approval received in November 2012. Other factors that may impact the estimated future cash flows include: technological advances, competing stent product candidates, regulatory or legislative change in the industry, and continued patent protection.  A decrease of 10% or greater in the estimated undiscounted cash flows would result in a material impairment to the TAXUS and Zilver-PTX intangible asset group.

During December 2011, the Successor Company’s Medical Device Products segment recorded impairment write-downs of $10.9 million related to the termination of the Successor Company’s anti-infective product research and development program, which based on a review of product and business prioritizations, Management concluded would no longer be actively pursued. Management considered the likelihood of various outcomes and actively explored a number of financial and strategic alternatives for this program. Based on this assessment and a risk-adjusted DCF analysis, Management determined the estimated fair value, including the related intangible assets, of the program to be nominal.

During December 2010, the Predecessor Company’s Medical Device Products segment recorded impairment write-downs of $2.8 million relating to: (i) a write-down of the intellectual property acquired from Haemacure in connection with the Company’s decision to indefinitely suspend further research and development activities for that operation; and (ii) a write-down of the intellectual property associated with the Option IVC Filter in connection with the termination of the Company’s 2008 License, Supply, Marketing and Distribution Agreement with Rex Medical, LP.

The following table summarizes the estimated amortization expense for each of the five succeeding fiscal years for intangible assets held as of December 31, 2012:

2013	$32,131
2014	32,131
2015	32,131
2016	29,501
2017	18,981
Thereafter	166,568

(b) Goodwill

As described in note 3, on May 1, 2011 the Successor Company recorded $125 million of goodwill in connection with its implementation of fresh-start accounting. All of the goodwill was assigned to the Successor Company’s Medical Device Products reporting unit. The following table details the changes in the carrying value of goodwill during the year ended December 31, 2012:

Medical Device Technologies
Balance, December 31, 2011	$123,228
Foreign currency revaluation adjustment for goodwill denominated in foreign currencies	823
Balance, December 31, 2012	$124,051

Management conducted the Successor Company’s goodwill impairment test as at December 31, 2012. As described above, all of the goodwill was attributed to the Medical Device Products reporting unit. In accordance with ASU No. 2011-08, management conducted a qualitative assessment of potential impairment indicators and determined that it was not more-likely-than-not that the fair value of the Medical Device Products reporting unit was less than its carrying value. As a result, management determined that the goodwill was not impaired as at December 31, 2012.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2012	December 31, 2011
Trade accounts payable	$6,066	$3,923
Accrued license and royalty fees	449	542
Employee-related accruals	12,566	17,909
Accrued professional fees	2,769	1,509
Other liabilities (1)	4,939	6,654
	$26,789	$30,537

(1) Other liabilities as at December 31, 2012 includes $0.8 million (December 31, 2011 - $2.8 million) for the remaining obligation related to the prior 2011 settlement of certain litigation with QSR Holdings, Inc., which will be fully paid by May 2013; $1.2 million (December 31, 2011 - $1.2 million) for VAT payable by certain of our European entities, and $2.9 million (December 31, 2011 - $2.5 million) of other general operating liabilities.

11. DEFERRED REVENUE

a) Cook Milestone Payment

In July 1997, the Predecessor Company entered into a license agreement with Cook Medical, Inc. (“Cook”) to allow Cook to utilize certain of Angiotech’s technologies in its Zilver® PTX® paclitaxel-eluting peripheral vascular stent (“Zilver PTX”) for the treatment of vascular disease in the leg (the “License Agreement”). On November 15, 2012, Cook received approval from the U.S Food and Drug Administration (“FDA”) to market and sell Zilver PTX in the U.S.  Zilver PTX is now approved for sale in the United States (U.S.), European Union (“E.U.”), and certain other countries.

On February 3, 2012, the Successor Company received a $4.0 million sales milestone fee that was triggered upon Cook’s achievement of a certain targeted level of sales of Zilver PTX under the terms of the License Agreement.  Upon receipt, the $4.0 million sales milestone fee was recognized as deferred revenue given that: (i) the milestone was not determined to be substantive for the purposes of assessing revenue recognition under ASC No. 605 — Revenue Recognition: Milestone Method, and (ii) under the terms of the arrangement, the fee is creditable at a rate of 50% against future quarterly royalty amounts owing from Cook. During the year ended December 31, 2012, $1.2 million of this deferred revenue balance was recognized as revenue based on the 50% draw down formula stipulated by the License Agreement. As at December 31, 2012 the remaining deferred revenue balance of $2.8 million has been classified as current.

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

iii.    Manufacturing and Supply Agreement

The Company also entered into a Manufacturing and Supply Agreement dated April 4, 2012 (the “MSA”) with Ethicon, pursuant to which the Company will act as Ethicon’s exclusive manufacturer of knotless wound closure products that utilize the Quill technology for an undisclosed gross margin and for an undisclosed term. Under the terms of the MSA, Ethicon agreed to pay up to an additional $12.0 million in cash consideration to Angiotech, contingent upon the completion of certain activities, specifically the achievement of certain product development milestones. The MSA requires Angiotech to fulfill monthly orders placed by Ethicon subject to certain terms and conditions.  In addition, under the terms of the MSA, Ethicon has a right of first negotiation with respect to the commercialization of any new products, as defined, in the field of knotless wound closure, which may be developed by the Company and are not otherwise covered by the MSA.

As many of the contingent payments embedded in the respective agreements are subject to the same or interrelated performance conditions; the APA, License Agreement and MSA were determined to be closely related for accounting purposes. As such, these agreements were collectively determined, for accounting purposes, to represent a multiple-element arrangement. This conclusion was based on the following factors: (a) significant continuing involvement is required from Angiotech to complete the transfer of certain Quill know-how to Ethicon and achieve the specified product development milestones, and (b) the fact that Angiotech has retained the same unrestricted rights that it had on a pre-transaction basis to continue manufacturing and distributing its Quill wound closure products for its own purposes, in any market at its discretion.

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

The Company has determined that each of the remaining deliverables under the collective agreements does not independently have standalone value to Ethicon without Angiotech’s continuing involvement and proprietary knowledge, which is required to complete certain product development tasks and the manufacture and supply of products utilizing the Quill technology. As such, the entire arrangement has been treated as one unit of account and the consideration has been measured and recognized as follows:

•                  As the earnings process associated with the arrangement was incomplete upon receipt of each installment of consideration, the Successor Company recorded all consideration as deferred revenue upon receipt of the funds. As discussed above, in October 2012 the Successor Company successfully completed the development of an initial set of product codes, which signified the completion of the first major stage of the joint arrangement and commencement of commercial production for Ethicon.   As a result, the Successor Company ratably recognized approximately $4.0 million of the $47.0 million of total consideration received to date as license fee revenue. In accordance with ASC No. 605, the remaining $43.0 million of associated deferred revenue and future consideration will continue to be ratably recognized into revenue, over a period of approximately three years, as the Successor Company continues to complete and fulfill its performance obligations. As at December 31, 2012, approximately $18.8 million of the $43.0 million of deferred revenue is expected to be recognized as revenue over the next year. This amount has therefore been classified as current.

•                  In accordance with ASC No. 605, Angiotech is required to evaluate whether the contractual gross margins to be earned under the MSA are representative of fair value. If the contractual gross margins are not determined to be representative of fair value, a portion of the consideration received to date and/or future contingent consideration may need to be reallocated to the MSA based on Management’s best estimate of fair value gross margins.  This ensures that gross margins recorded for accounting purposes on any product sold to Ethicon are reflected at their estimated fair values, which are commensurate with gross margins earned from similar third party sales. Based on Management’s overall assessment as at December 31, 2012, the gross margins earned on the product shipped to Ethicon in 2012 were determined to be reflective of fair value. Management will continue to monitor and evaluate the fairness of gross margins earned on future shipments.

•                  Due to the risk and uncertainty associated with the completion of activities relating to these future milestones, and the fact that various activities were still in process as at December 31, 2012, no amounts have been recorded in the financial statements as at December 31, 2012, in connection with the remaining $15.0 million of contingent consideration described above. The Company will only begin to recognize future contingent consideration as revenue over the remaining contract term once the relevant performance obligations have been completed and all revenue recognition criteria have been met.

12. INCOME TAXES

(a)  The components of the provision for (recovery of) income taxes from continuing operations are as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2012	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010
Current income tax expense (recovery):
Canada	2,235	$71	$38	$376
Foreign	9,203	3,522	1,901	4,714
	11,438	3,593	1,939	5,090
Deferred income tax expense (recovery):
Canada	(601)	341	(235)	(533)
Foreign	(2,627)	(6,920)	(1,437)	(4,601)
	(3,228)	(6,579)	(1,672)	(5,134)

(b)  The provision for income taxes is based on net income (loss) from continuing operations before income taxes as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2012	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010

Canada	(12,885)	$(44,088)	$141,699	$(24,740)
Foreign	14,869	(19,344)	238,086	(42,115)
	1,984	$(63,432)	$379,785	$(66,855)

(c)  The reconciliation between the combined Canadian federal and provincial income taxes at the statutory rate and the provision for income taxes from continuing operations is as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2012	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010

Net income (loss) before income taxes	1,984	$(63,432)	$379,785	$(66,855)
Statutory tax rate	25.0%	26.5%	26.5%	28.5%

Expected income tax expense (recovery)	496	(16,809)	100,643	(19,053)
Tax rate differences	(3,543)	(3,833)	(820)	3,661
Change in valuation allowance	(491)	23,472	9,859	11,191
Capital losses(1)	—	(9,282)	(4,183)	(2,311)
Non-deductible stock based compensation	537	2,268	527	378
Uncertain tax positions	2,719	640	591	721
Accruals for tax on unremitted earnings	1,083	2,416	1,417	5,070
Non-deductible transaction costs	—	(70)	35	(1,193)
Early tender premium	1,678	—	—	—
Permanent differences and other	1,139	3,282	421	1,492
Change in valuation allowance on forgiveness of debt	—	—	(17,745)	—
Worthless stock deduction(1)	—	(5,070)	—	—
Non-taxable gains due to fresh-start accounting adjustments	—	—	(90,478)	—
Withholding taxes on intercompany dividends	1,987
Expiry of losses carried forward	2,605
Income tax expense (recovery)	8,210	$(2,986)	$267	$(44)

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

(d)   Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes.  The significant components of the net deferred income tax assets and liabilities are as follows:

	Successor Company
	December 31, 2012	December 31, 2011

Deferred income tax assets
Property, plant and equipment	2,187	$2,446
Other assets	4,097	5,736
Accrued liabilities	3,941	3,996
Unrealized foreign exchange losses	—	(50)
Deferred revenues	8,537
Deferred professional fees	715
Operating loss carry forwards	12,944	22,276
Capital loss carry forwards	68,720	70,828
Tax credits	19,025	19,997
Total gross deferred income tax assets	120,166	125,229
Less: valuation allowance	(97,897)	(98,277)
Total deferred income tax assets	22,269	$26,952

Deferred income tax liabilities
Property, plant and equipment	3,276	$2,660
Identifiable intangible assets	98,778	108,513
Other liabilities	321	322
Accrual for tax on unremitted earnings	1,543	1,931
Total deferred tax liabilities	103,918	113,426

Net deferred income tax assets (liabilities)	(81,649)	$(86,474)

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

As described in notes 1 and 3, the Company adopted fresh-start accounting on April 30, 2011. Upon adoption of fresh-start accounting, a comprehensive revaluation of assets and liabilities was performed, resulting in the recognition of substantially all assets and liabilities at their estimated fair values and net deferred tax liabilities of $0.1 million. Intangible assets of $377.5 million were recognized for accounting purposes, for which there is no associated tax basis, resulting in a significant increase in the deferred income tax liability for identifiable intangible assets.  A tax recovery of $0.1 million was recognized with respect to the non- taxable gains due to fresh-start adjustments included within reorganization items by the Predecessor during the period ended April 30, 2011.

The gain on extinguishment of debt and settlement of other liabilities of $67.3 million is treated for tax purposes as a forgiveness of debt, resulting in the utilization of Canadian tax attributes for which a valuation allowance was previously recorded.  The forgiveness of debt resulted in a reversal of the valuation allowance of the Predecessor Company in the amount of $0.02 million for the period ended April 30, 2011.

(e) The Company has unclaimed U.S. federal and state research and development investment tax credits of approximately $2.7 million (December 31, 2011 - $3.9 million) available to reduce future U.S. income taxes otherwise payable.  The Company also has Canadian federal and provincial investment tax credits of approximately $16.5 million (December 31, 2011 - $12.7 million) available.

The Company has a net operating loss carry forward balance of approximately $114.4 million (December 31, 2011 - $180.9 million) available to offset future taxable income in Canada (December 31, 2012 - $19.4 million, December 31, 2011 - $37.1 million), the U.S. (December 31, 2012 - $2.9 million, December 31, 2011 - $28.8 million) and Switzerland (December 31, 2012 - $92.1 million, December 31, 2011 - $115 million)  The losses in the U.S. are subjected to limitation but the Company does not expect the limitation will impair the use of any of the losses.

The Company has foreign tax credits in the U.S. of approximately $2.2 million (December 31, 2011 - $2.1 million) available to use against foreign-source income.

The Company has a capital loss carry forward balance of approximately $511.4 million (December 31, 2011 - $515.8 million) available to offset future capital gains in the U.S. (December 31, 2012 - $18.8 million, December 31, 2011 - $24.7 million) and Canada (December 31, 2012 - $492.6 million, December 31, 2011 - $491.0 million).  The capital losses can be carried forward indefinitely for Canada and five years for the U.S.

The investment tax credits and loss carry forwards expire as follows:

	Federal tax credits	Provincial/state tax credits	Operating Loss Carry forwards
2013	—	—	7,572
2014	—	—	3,280
2015	—	—	15,713
2016	—	—	52,112
2017	—	—	4,536
2018	—	—	7,402
2019	—	—	1,500
2020	13	103	—
2021	978	—	36
2022	2,274	—	632
2023	1,578	—	537
2024	1,933	—	1,721
2025	2,213	—	—
2026	431	—	—
2027	1,550		—
2028	1,538	832	—
2029	1,433		—
2030 (or later)	2,976	1,330	19,396
	$16,917	$2,265	$114,437

13. OTHER TAX LIABILITY

The Company accounts for income taxes in accordance with ASC No. 740, Income Taxes.  As of December 31, 2012 and December 31, 2011, the total amount of the Company’s unrecognized tax benefits were $16.4 million and $13.6 million, respectively.  If recognized in future periods, the unrecognized tax benefits would affect our effective tax rate.

The reserve for uncertain tax positions includes accrued interest and penalties of $1.4 million (December 31, 2011 - $1.1 million).  In accordance with the Company’s accounting policies, accrued interest and penalties, if incurred, relating to unrecognized tax benefits are recognized as a component of income tax expense.

The taxation years 2006 - 2012 remain open to examination by the Canada Revenue Agency, taxation years 2003 — 2012 remain open to examination by the Internal Revenue Service or State authorities, and various years remain open in the foreign jurisdictions.  The Company files income tax returns in Canada, the U.S. and various foreign jurisdictions.

A reconciliation of the change in the reserves for an uncertain tax positions from January 1, 2010 — December 31, 2012 is as follows:

	Successor Company		Predecessor Company
	Year ended December 31, 2012	8 Months ended December 31, 2011	4 Months ended April 30, 2011	Year ended December 31, 2010
Beginning Balance	$13,646	$13,115	$12,638	$11,367
Tax positions related to current year:
Additions	2,461	813	407	1,600
Reductions			—	—
Tax positions related to prior years:
Additions	387	142	70	371
Reductions	(75)	(424)	—	(700)
Ending Balance	$16,419	$13,646	$13,115	$12,638

14. DEBT

The Company has the following debt issued and outstanding:

	December 31, 2012	December 31, 2011
New Notes - current portion	$60,024	$—
New Notes - non-current portion	—	325,000
Senior Notes	229,413	—
Revolving Credit Facility	—	40
	$289,437	$325,040

(a)   New Notes

As discussed in note 3, the Successor Company issued $325.0 million of New Notes as part of the Recapitalization Transaction on May 12, 2011.

In July 2012, Angiotech launched an offer to exchange up to a maximum of $225.0 million in aggregate principal amount of the outstanding New Notes (the “Maximum Principal Exchange Amount”) for Senior Notes issued by Angiotech Pharmaceuticals (U.S.), Inc. pursuant to an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”).  On August 13, 2012, $225.0 million of the $255.5 million tendered New Notes were irrevocably extinguished and exchanged, on a pro rata basis, for

$229.4 million of Senior Notes.  All New Notes which were tendered by the prescribed July 23, 2012 early tender date received new Senior Notes (see note 14 (b) below) with a principal amount that included a 2% premium (“Early Tender Premium”) of the New Notes exchanged. In accordance with ASC No. 470-50 — Debt Extinguishment and Modification, the refinancing of the $225.0 million of New Notes was determined to be an extinguishment of debt given that the change in the future cash flows on a pre and post transaction basis was considered substantial. As such, the Senior Notes were initially recorded at their fair value of $229.4 million and a $4.4 million non-cash debt extinguishment loss was triggered upon settlement and cancellation of the $225.0 million of New Notes tendered.

The Successor Company has the option to redeem all or part of the New Notes at 100% of the principal amount plus accrued and unpaid interest, if any, on the New Notes redeemed, to the applicable redemption date. Upon the occurrence of a Change of Control, the Successor Company is required to make an offer to each holder of the New Notes to repurchase all or any part (equal to $2,000 or any integral multiple of $1,000 in excess thereof) of their New Notes at a purchase price in cash equal to 101% of the aggregate principal amount of New Notes repurchased plus accrued and unpaid interest.

On September 17, 2012, pursuant to a Notice of Optional Partial Redemption, the Successor Company exercised its option to call for the redemption of $40.0 million in aggregate principal amount of the $100.0 million then outstanding New Notes. These New Notes were redeemed on October 17, 2012 at 100% of the principal amount, together with accrued and unpaid interest of $0.2 million.

On March 18, 2013, the Successor Company announced a second partial redemption of $16.0 million of New Notes outstanding at 100% of their principal amount together with accrued and unpaid interest. The partial redemption is expected to be completed on April 17, 2013. As described in note 26 — Subsequent Events, Angiotech expects that the remaining $44.0 million of New Notes will be repaid with the cash consideration to be received from the Sale of the Interventional Products Business to Argon.

The New Notes bear interest at an annual rate of LIBOR (London Interbank Offered Rate) plus 3.75%, subject to a LIBOR floor of 1.25%.  The interest rate resets quarterly and is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through to the maturity date of December 1, 2013.

The New Notes are unsecured senior obligations, which are guaranteed by certain of the Successor Company’s subsidiaries, and rank equally in right of payment to all existing and future senior indebtedness other than debt incurred under the Revolving Credit Facility (see note 14(f) below). The guarantees of the guarantor subsidiaries are unconditional, joint and several. Under the terms of the New Notes Indenture and subject to certain customary carve-outs and permitted liens, the holders of the New Notes have been granted a security interest in the form of a second lien over the Successor Company and certain of its subsidiaries’ property, assets and undertakings that secure the Revolving Credit Facility. As described below in note 14(c), the New Notes are also subject to certain restrictive covenants. Under the terms of the New Notes Indenture, an event of default would permit the holders of the New Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder.

(b)   Senior Notes

The $229.4 million of Senior Notes are due on December 1, 2016 and bear interest at 9% per annum, which is payable quarterly in cash and in arrears on March 1, June 1, September 1, and December 1 of each year. The Senior Notes are senior secured obligations, which are fully, joint and severally, and unconditionally guaranteed by certain of Angiotech’s existing and future subsidiaries which may guarantee any of its other indebtedness.  Subject to certain exceptions, the Senior Notes and the Guarantors’ guarantees of the Senior Notes are secured, ratably with the remaining $60.0 million of New Notes, by second-priority liens and security interests over the same collateral that currently or in the future secures the obligations owing under the Successor Company’s Revolving Credit Facility.

Aside from the higher rate of interest and extended maturity date, the Senior Notes were issued pursuant to an indenture (the “Senior Notes Indenture”) on substantially the same terms and conditions as the New Notes Indenture, except for the following:

•                  The New Notes were issued by Angiotech and guaranteed by Angiotech US and certain other subsidiaries.  The Senior Notes were issued by Angiotech US, and are guaranteed by Angiotech and certain of its subsidiaries.

•                  The Senior Notes are redeemable at Angiotech US’s option at any time, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon to the applicable redemption date and any outstanding fees, expenses or other amounts owing in respect thereof. However, the redemption is subject to the condition that all New Notes then outstanding, if any, must be concurrently redeemed under the New Notes Indenture.

•                  The covenants restricting incurrence of Indebtedness were modified to prohibit the incurrence of Indebtedness based on the Fixed Charge Coverage Ratio and limit the amount of Permitted Refinancing Indebtedness that can be secured with Permitted Liens.

•                  Provided that no Default or Event of Default has occurred, under the Senior Notes Indenture, Angiotech has the option to prepay the outstanding New Notes in whole or in part prior to making any principal payments on the Senior Notes.

The Senior Notes are subject to certain change in control provisions, under which, Angiotech will be required to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest, if any, to the date of repurchase.

In connection with the Exchange Offer, the Successor Company also received consents from the holders of the New Notes to amend the New Notes Indenture dated May 12, 2011 to provide for, among other things, the Senior Notes and New Notes to vote together as a single class on certain matters.

As described in note 26 — Subsequent Events, Angiotech expects that the remaining $229.4 million of Senior Notes will be repaid with the cash consideration to be received from the Sale of the Interventional Products Business to Argon.

Under the terms of the Senior Notes Indenture, an event of default would permit the holders of the Senior Notes to exercise their right to demand immediate repayment of the Successor Company’s debt obligations owing thereunder. In the event that this occurred and the Successor Company was unable to complete and close the sale transaction contemplated in note 26 — Subsequent Events, the Successor Company’s current cash and credit capacity may not be sufficient to service its principal debt and interest obligations. In addition, restrictions on the Successor Company’s ability to borrow and the possible accelerated demand of repayment of existing or future obligations by any of its creditors may jeopardize its working capital position and ability to sustain future operations.

(c) Covenants

Upon the closing of the FRN Exchange Offer on May 12, 2011, the New Notes Indenture was issued on substantially the same terms and conditions as the Old Notes Indenture; however, it was amended to eliminate most of the restrictive covenants and events of default therein. The New Notes Indenture still contains various restrictive covenants with respect to the incurrence of certain liens and additional indebtedness. The Successor Company’s ability to obtain new senior secured indebtedness having seniority to the New Notes is limited to a $50 million allowance. Material covenants under this indenture: specify maximum or permitted amounts for certain types of capital transactions; impose certain restrictions on asset sales, the use of proceeds and the payment of dividends by the Successor Company; and requires that all outstanding principal amounts and interest accrued and unpaid become due and payable upon the occurrence of a defined event of default.

The Senior Notes Indenture contains similar covenants to the New Notes Indenture that, among other things, limit the Successor Company’s ability to: incur, assume or guarantee additional indebtedness or issue preferred stock, pay dividends or make other equity distributions to stockholders, purchase or redeem capital stock, make certain investments, create liens, sell or otherwise dispose of assets, engage in transactions with affiliates, and merge or consolidate with another entity, or transfer substantially of the Successor Company’s assets.

In addition, the Revolving Credit Facility described below includes certain customary affirmative and negative covenants, which limit the Successor Company’s ability to, among other things, incur indebtedness, create liens, merge or consolidate, sell or dispose of assets, change the nature of its business, make distributions or advances, loans or investments. The Revolving Credit Facility also requires the Successor Company to comply with a specified minimum adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) and fixed charge coverage ratio as well as maintain $15.0 million in Excess Availability plus Qualified Cash (as defined under the Revolving Credit Facility), of which Qualified Cash must be at least $5.0 million. In addition, in the event that the aggregate amount of cash and cash equivalents of the parent company and its subsidiaries exceeds $20 million at any time, the Successor Company is required to immediately prepay the outstanding principal amount of the advances until paid in full in an amount equal to such excess. The Revolving Credit Facility contains certain customary events of default including but not limited to those for failure to comply with covenants, commencement of insolvency proceedings and defaults under the Successor Company’s other indebtedness. As described in note 14(f) below, the Successor Company entered into an amendment to its Revolving Credit Facility on March 12, 2012 to modify certain of these covenants and other conditions to provide increased financial flexibility and improve liquidity.

(d) Interest

During the year ended December 31, 2012, the Successor Company incurred $7.9 million of interest expense on the Senior Notes. The effective interest rate on these notes for the five months ended December 31, 2012 was 9%. During the year ended December 31, 2012, the Successor Company incurred interest expense of $11.6 million on the New Notes. The effective interest rate on the New Notes for the year ended December 31, 2012 was 5% and the rate in effect on December 31, 2012 was 5%.

For the eight months ended December 31, 2011, the Successor Company incurred interest expense of $11.1 million on the New Notes. The effective interest rate on these notes for the eight months ended December 31, 2011 was 5.0% and the rate in effect on December 31, 2011 was 5.0%. For the four months ended April 30, 2011, the Predecessor Company incurred interest expense of $4.4 million on the Old Notes that were in place prior to the issuance of the New Notes on the Plan Implementation Date (year ended December 31, 2010 - $13.5 million). The effective interest rate on these notes for the four months ended April 30, 2011 was 4.1% (year ended December 31, 2010 — 4.2%) and the rate in effect on April 30, 2011 was 4.1% (December 31, 2010 — 4.1%).

The Subordinated Notes were terminated on the Plan Implementation Date. As discussed in note 2, interest was accrued in accordance with the terms of the CCAA Plan, which stipulated that the amount of the claims in respect of the Subordinated Notes only included the principal and accrued interest amounts owing, directly by Angiotech under the SSN Indenture and by the other Angiotech Entities under the guarantees executed by such other Angiotech Entities in respect of the Subordinated Notes, up to the date of the Initial Order, being January 28, 2011. As a result, no interest expense was recorded on the Subordinated Notes from January 29, 2011 to the Plan Implementation Date.

e) Deferred Financing Costs

As at December 31, 2012, the Successor Company had the following deferred financing costs:

December 31, 2012	Cost	Accumulated Amortizaton	Net Book Value
Deferred financing costs related to:
Senior Notes	$2,815	$244	$2,571
Revolving Credit Facility	376	199	177
Total	3,191	443	2,748

Deferred financing costs are capitalized and amortized to interest expense over the life of the debt instruments on a straight-line basis, which approximates the effective interest rate method. During the year ended December 31, 2012, the Successor Company incurred $2.8 million of deferred financing costs recorded related to the fees that were incurred to complete the Exchange Offer described in note 14(a) above and $0.4 million of deferred financing costs related to certain amendments to the Revolving Credit Facility described in note 14(f) below. As at December 31, 2012, approximately $0.8 million and $1.9 million of the deferred financing costs have been classified as current and non-current, respectively. During the year ended December 31, 2012, the Successor Company recorded $0.4 million of non-cash interest expense related to the amortization of its deferred financing costs.

During the four months ended April 30, 2011, the Predecessor Company recorded $3.9 million of non-cash interest expense, related to the amortization of deferred financing costs (year ended December 31, 2010 - $6.2 million).Upon implementation of fresh-start accounting on April 30, 2011, the Predecessor Company’s $4.4 million of deferred financing costs, related to the Old Notes and prior credit facilities, were fair valued to nil.  As a result, the Successor Company did not record any non-cash interest expense related to the amortization of deferred financing costs during the eight months ended December 31, 2011 and it had no deferred financing costs as at December 31, 2011.

During the year ended December 31, 2010, the Predecessor Company recorded a $0.3 million impairment write-down of deferred financing costs related to its shelf registration statement which was filed in July 2009.

f) Revolving Credit Facility

In accordance with the provisions of the CCAA Plan, upon consummation of the Recapitalization Transaction on May 12, 2011, Angiotech replaced its preexisting credit facility (“Preexisting Credit Facility”) and DIP Facility with a new revolving credit facility (as amended the “Revolving Credit Facility”). The Predecessor Company incurred approximately $1.5 million in fees to obtain and complete the Revolving Credit Facility. The Revolving Credit Facility was used to effectively repay $22 million of borrowings outstanding under the DIP Facility as at May 12, 2011, which was net of $3 million of cash remitted to Wells Fargo as collateral for secured letters of credit.

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

On March 12, 2012, the Successor Company completed an amendment to its Revolving Credit Facility to provide increased financial flexibility and improve its overall liquidity. This amendment provides for, among other things: (i) the repurchase of the Successor Company’s outstanding New Notes, subject to certain terms and conditions; (ii) the repurchase of equity held by current or former employees, officers or directors subject to certain limitations; (iii) an increase in the amount of cash that can be held by the Successor Company’s foreign subsidiaries; (iv) the ability to dispose of certain of the Successor Company’s intellectual property assets (at which time the component of the borrowing base supported by such intellectual property assets would be reduced to nil); (v) a reduction in the restrictions surrounding eligibility of certain accounts receivable; (vi) the removal of the lien over the Successor Company’s short term investments; (vii) a revision to the definition of EBITDA to allow for certain historical and future restructuring and CCAA costs; and (viii) less restrictive reporting requirements when advances under the Revolving Credit Facility are below certain thresholds. Total fees of $0.4 million were incurred to complete this amendment.

On August 13, 2012, the Successor Company completed a third amendment to its Revolving Credit Facility to amend the covenants to allow for the completion of the Exchange Offer.

As at December 31, 2012, the Successor Company had nil borrowings outstanding under the Revolving Credit Facility (December 31, 2011 - $0.04 million), $0.7 million of letters of credit issued under the facility (December 31, 2011 - $2.6 million) and $22.6 million of remaining availability (December 31, 2011 - $21.3 million).  During the eight months ended December 31, 2011 and the four months ended April 30, 2011, the Successor Company incurred $0.7 million of interest expense on borrowings under the Revolving Credit Facility and the Predecessor Company incurred $0.4 million of interest expense on borrowings under the DIP Facility and Preexisting Credit Facility, respectively (Preexisting Credit Facility — December 31, 2010 - $0.5 million). As described in note 26 — Subsequent Events, Angiotech expects to terminate its Revolving Credit Facility upon close of the sale of it’s Interventional Products Business to Argon.

15. SHARE CAPITAL

a) Common Shares

During the year ended December 31, 2012, the Successor Company issued 47,702 common shares upon the vesting of Restricted Stock and Restricted Stock Unit awards. In the same period the Successor Company repurchased 56,673 common shares held by former executives of the Company. The Company issues new shares to satisfy stock option and other award exercises.

As described under note 3 - Reorganization, upon consummation of the CCAA Plan in 2011, Angiotech’s Articles and Notice of Articles were amended to: (a) eliminate the existing class of common shares from the authorized capital of the Predecessor Company; and (b) create an unlimited number of authorized no-par value new common shares for the Successor Company with similar rights, privileges, restrictions and conditions as were attached to the previous class of common shares. Accordingly and in connection with the implementation of the CCAA Plan during the year ended December 31, 2011, 12,500,000 new common shares were issued to holders of the Successor Company’s Subordinated Notes in consideration and settlement for the irrevocable and final cancellation and elimination of such noteholders’ Subordinated Notes.

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

(1) Restricted Stock

As described under Note 3 “Reorganization”, upon consummation of the CCAA Plan during the year ended December 31, 2011 and in accordance with the MIP, the Successor Company issued 221,354 units of Restricted Stock to certain senior Management. The terms of the restricted stock provide that a holder shall generally have the same rights and privileges as a common shareholder as to such Restricted Stock, including the right to vote such Restricted Stock. The Restricted Stock vests 1/3rd on each of the first, second and third anniversaries from the date of grant.

During the year ended December 31, 2012, 43,403 commons shares were issued to executives upon the vesting of units of Restricted Stock, at which time Angiotech repurchased 16,701 units from the executives in consideration of withholding taxes owing on the vested units. During the eight months ended December 31, 2011, two executive officers of the Company holding Restricted Stock were terminated. The provisions of the employment agreements for these executive officers provided for accelerated vesting of Restricted Stock awards and stock options upon termination. The total value of the Restricted Stock awards accelerated was estimated to be approximately $1.3 million. Of the 91,146 of Restricted Stock awards that were vested on an accelerated basis, Angiotech repurchased 34,473 common shares from these terminated executives in consideration of withholding taxes owing on the vested awards.

As at December 31, 2012, there were 86,805 awards of Restricted Stock outstanding, all of which remain unvested. Stock-based compensation expense related to Restricted Stock for the year ended December 31, 2012 was $0.7 million ($1.8 million for the eight months ended December 31, 2011which includes $1.3 million of stock-based compensation related to the accelerated Restricted Stock awards).

A summary of Restricted Stock activity for the Successor Company is as follows:

	Number outstanding	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—
Granted	221,354	$15.17
Vested and exchanged for common shares	(91,146)	$15.17
Forfeited	—
Outstanding at December 31, 2011	130,208	$15.17
Granted	—
Vested and exchanged for common shares	(43,403)	$15.17
Forfeited	—
Outstanding at December 31, 2012	86,805	$15.17
Outstanding and Exercisable at December 31, 2012	—	—

A summary of the status of nonvested restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	221,354	15.17
Vested and exchanged for common shares	(91,146)	15.17
Nonvested at December 31, 2011	130,208	$15.17
Granted	—
Vested and exchanged for common shares	(43,403)	15.17
Nonvested at December 31, 2012	86,805	$15.17

The aggregate intrinsic value of Restricted Stock vested during the year ended December 31, 2012 is $0.7 million ($1.4 million for the eight months ended December 31, 2011).

(2) Restricted Stock Units

Restricted Stock Units (“RSUs”) allow the holder to acquire one common share for each unit held upon vesting. As described under Note 3 “Reorganization”, upon consummation of the CCAA Plan and in accordance with the MIP, the Successor Company issued 299,479 RSUs to certain senior Management. During the eight months ended December 31, 2011, Angiotech issued an additional 116,000 RSUs to certain employees and directors of the Company. During the eight months ended December 31, 2011, two executive officers of the Company holding RSUs were terminated. The provisions of these executive officer’s employment agreements provided for accelerated vesting of all RSUs and stock options upon termination. The total value of the RSUs accelerated was estimated to be approximately $3.3 million.

During the year ended December 31, 2012 the Successor Company issued 219,500 RSUs to certain employees and senior Management. During the same period, 31,000 RSUs were forfeited and 208,333 RSUs were cancelled by a former executive officer of the Company as part of the settlement of the former executive officer’s termination agreement (see note 21(b) for more information) . The RSUs outstanding on December 31, 2012 vest 1/3rd on each of the first, second and third anniversaries from the date of grant. There is no expiry date on vested RSUs.

At December 31, 2012 there were 60,764 RSUs vested and 281,882 RSUs unvested (December 31, 2011 there were 253,906 RSUs vested and 161,573 RSUs unvested). Stock-based compensation expense related to RSUs for the year ended December 31, 2012 was $1.2 million ($4.2 million including the $3.3 million of stock-based compensation related to the accelerated RSUs for the eight months ended December 31, 2011).

A summary of RSU activity for the Successor Company is as follows:

	No. of RSUs	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—
Granted	415,479	$15.17
Exercised	—
Forfeited	—
Outstanding at December 31, 2011	415,479	$15.17
Granted	219,500	12.02
Exercised	(22,000)	15.17
Forfeited	(31,000)	13.95
Cancelled	(208,333)	15.17
Expired	(31,000)	nil
Outstanding at December 31, 2012	342,646	$13.38
Outstanding and Exercisable at December 31, 2012	60,764	$15.17

A summary of the status of nonvested RSU awards as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

	No. of awards	Weighted average grant- date fair value
Nonvested at May 1, 2011	—	$—
Granted	415,479	14.48
Vested	(253,906)	15.17
Forfeited	—	—
Nonvested at December 31, 2011	161,573	$13.38
Granted	219,500	12.02
Vested	(37,191)	15.17
Forfeited	(31,000)	13.95
Expired	(31,000)	nil
Nonvested at December 31, 2012	281,882	$12.85

The aggregate intrinsic value of RSUs vested and exercisable is $0.9 million.

(3) Stock Options

As described under Note 3 “Reorganization and Fresh-Start Reporting”, upon consummation of the CCAA Plan and in accordance with the MIP, the Company issued 708,023 options to certain employees to acquire 5.2% of the new common shares, on a fully-diluted basis. The options are at an exercise price of $20 and expire on May 12, 2018. Options to acquire an additional 5% of the new common shares have been reserved for issuance at a later date at the discretion of the new board of directors put in place upon implementation of the Recapitalization Transaction. Stock-based compensation expense related to stock options for the year ended December 31, 2012 was $1.0 million ($3.9 million for the eight months ended December 31, 2011 which includes $2.8 million for the accelerated vesting of stock option awards for the four executive officers that were terminated during the eight months ended December 31, 2011, as previously discussed).

A summary of stock option and award activity for the Successor Company is as follows:

	No. of Stock Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Weighted average grant date fair value
Outstanding at May 1, 2011	—	—	—	—
Granted	708,023	$20.00	7.00	$9.40
Exercised	—
Forfeited	(34,500)	$20.00
Outstanding at December 31, 2011	673,523	$20.00	6.37	$9.45
Granted	—
Exercised	—
Cancelled	(219,452)	$20.00
Forfeited	(37,200)	$20.00
Outstanding at December 31, 2012	416,871	$20.00	5.37	$9.38
Outstanding and Exercisable at December 31, 2012	212,107	$20.00	5.37	$9.51

During the year ended December 31, 2012, 37,200 stock options were forfeited and 219,452 stock options were cancelled as part of the settlement of a former executive officer’s termination agreement.

A summary of the status of nonvested stock option awards as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

		Weighted	Weighted
		average	average
		grant-date	exercise
	No.of awards	fair value	price
Nonvested at May 1, 2011	—	—	—
Granted	708,023	$9.40	$20.00
Vested	(329,177)	$9.77	20.00
Forfeited	(34,500)	8.42	20.00
Nonvested at December 31, 2011	344,346	$9.15	$20.00
Granted	—	—	—
Vested	(105,382)	$8.42	20.00
Forfeited	(34,200)	8.42	20.00
Nonvested at December 31, 2012	204,764	$9.24	$20.00

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

During the four months ended April 30, 2011, the Predecessor Company issued 5,120 common shares respectively upon exercise of awards (December 31, 2010 — 42,296). The Predecessor Company issued new shares to satisfy stock option and award exercises.

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

A summary of the status of Canadian dollar nonvested awards and options for the Predecessor Company as of April 30, 2011 and changes during the four months ended April 30, 2011, is presented below:

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

A summary of the status of US dollar nonvested awards and options for the Predecessor Company as of April 30, 2011 and changes during the four months ended April 30, 2011, is presented below:

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

	No. of Shares Underlying Options	Weighted average exercise price (in U.S.$)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in U.S.$)
Outstanding at December 31, 2010	300,480	$15.44	5.19	—
Forfeited	(300,480)	15.44	—
Outstanding at April 30, 2011	—	—	—	—
Exercisable at April 30, 2011	—	—	—	—

As described under note 1, upon implementation of the CCAA Plan on May 12, 2011, all stock options, warrants and other rights or entitlements to acquire or purchase common shares of the Predecessor Company under existing stock option plans were cancelled and terminated without any liability, payment or other compensation in respect thereof. In conjunction with the cancellation of all stock options, warrants, and other rights or entitlements to purchase common shares, all unrecognized stock based compensation costs of approximately $1.4 million were charged to restructuring items in April 2011.

A summary of the status of AMI nonvested awards and options for the Predecessor Company as of April 30, 2011 and changes during the four months ended April 30, 2011, is presented below:

Nonvested AMI options	No. of shares underlying options	Weighted average grant-date fair value (in U.S.$)
Nonvested at December 31, 2010	112,683	$6.51
Vested	(75,124)	6.51
Nonvested at April 30, 2011	37,599	$6.51

The total fair value of the AMI options vested during the four months ended April 30, 2011 was $0.5 million ($0.5 million for the year ended December 31, 2010).

The weighted average fair value of awards granted in the four months ended April 30, 2011, and the year ended December 31, 2010 are presented below:

	Predecessor Company
Stock Options	Four Months Ended April 30, 2011(1)		Year Ended December 31, 2010
CDN$ awards	CDN$	—	CDN$	0.83
U.S.$ awards	$—		$0.78

(1)         There were no stock options granted for the Predecessor Company during the four months ended April 30, 2011.

As discussed above, in conjunction with the cancellation of all awards and other rights or entitlements to purchase common shares in accordance with the implementation of the CCAA Plan; $1.1 million and $0.3 million of costs related to the nonvested awards granted under the 2006 Plan and AMI stock options, respectively, was charged to restructuring items in April 2011.

(c) Stock-based compensation expense

The Successor Company recorded stock-based compensation expense of $2.8 million for the year ended December 31, 2012 ($9.8 million for the eight months ended December 31, 2011 and the Predecessor Company recorded $0.4 million for the four months ended April 30, 2011, December 31, 2010 - $1.8 million) relating to awards granted under its stock option plan that were modified or settled subsequent to October 1, 2002.

The Company expenses the compensation cost of stock-based payments over the service period using the straight-line method over the vesting period. The total unrecognized compensation cost of non-vested awards was $4.6 million as at December 31, 2012.

The following weighted average assumptions were used for stock options grants in the respective periods:

	Successor Company
	Year Ended December 31, 2012(1)	Eight Months Ended December 31, 2011
Dividend Yield	N/A	Nil
Expected Volatility	N/A	39.9% - 103.4%
Weighted Average Volatility	N/A	71.6%
Risk-free Interest Rate	N/A	2.95%
Expected Term (Years)	N/A	3

(1)There were no stock options granted for the Successor Company during the year ended December 31, 2012.

	Predecessor Company
	Four Months Ended April 30, 2011(1)	Year Ended December 31, 2010
Dividend Yield	N/A	Nil
Expected Volatility	N/A	99.6% - 101.7%
Weighted Average Volatility	N/A	100.7%
Risk-free Interest Rate	N/A	1.8%
Expected Term (Years)	N/A	5

(1)There were no stock options granted for the Predecessor Company during the four months ended April 30, 2011.

During the year ended December 31, 2012, eight months ended December 31, 2011, four months ended April 30, 2011 and year ended December 31, 2010 the following activity occurred:

	Successor Company
(in thousands)	Year ended December 31, 2012		Eight months ended December 31, 2011
Total intrinsic value of awards exercised
Restricted Stock		$521,700		$1,382,685
Restricted Stock Units	$	n/a	$	n/a
Stock Options	$	n/a	$	n/a
Total fair value of awards vested		$2,109,922		$8,450,498

	Predecessor Company
(in thousands)	Four months Ended Apr30, 2011		Year Ended December 31, 2010
Total intrinsic value of awards exercised
CDN dollar awards	$	n/a	$7
U.S. dollar awards		$1	$33
Total fair value of awards vested		$444	$1,565

Cash received from award exercises was $nil for the year ended December 31, 2012 ($nil for the eight months ended December 31, 2011 and four months ended April 30, 2011, and $11,000 for the year ended December 31, 2010).

(f) Shareholder rights plan

The Predecessor Company adopted a shareholder’s rights plan (“the Plan”) on February 10, 1999, amended and restated March 5, 2002, June 9, 2005 and October 30, 2008. According to the Plan, each shareholder is issued one right. Each right will entitle the holder to acquire common shares of the Predecessor Company at a 50% discount to the market upon certain specified events, including upon a person or group of persons acquiring 20% or more of the total common shares of the Predecessor Company. The rights are not exercisable in the event of a Permitted Bid as defined in the Plan. The Plan was required to be reconfirmed by the Predecessor Company’s shareholders every three years. In connection with the implementation of the CCAA Plan, the Plan and all rights issued thereunder were cancelled.

16. RESTRUCTURING CHARGES

In April 2012, the Successor Company announced the closure of its Denmark manufacturing plant, primarily due to the high cost of manufacturing in that territory. Production activities associated with the Demark manufacturing plant will be transferred to other locations. Closure of the Denmark manufacturing plant is expected to be completed by April 30, 2013.

During the year ended December 31, 2012, the Medical Device Products segment of the Successor Company incurred and recorded $0.7 million of retention and severance costs and $0.6 million of costs related to certain transfer and transition activities for the Denmark plant closure. Approximately $0.6 million of these retention and severance costs related to manufacturing employees and was recorded in cost of products sold during the period. The remaining $0.1 million of retention and severance costs related to administrative employees and was recorded in selling, general and administrative expenses along with the $0.6 million of transition cost discussed above. The Successor Company expects to incur a further $0.3 million in retention and severance costs and $0.4 million of other transfer and transition activities over the next four months. In accordance with ASC No. 420 — Exit or Disposal Cost Obligations, the retention and severance costs were measured at the communication date, based upon the fair value of the liability as of the termination date, and are being ratably recognized over the relevant service period. Other transfer and transition costs are being recognized in the period in which the liability is incurred.

In connection with these restructuring activities, the Successor Company is currently marketing the property associated with the Denmark manufacturing facility for sale. During the year ended December 31, 2012, the Successor Company recorded a $0.3 million write-down on this property to adjust the carrying value to its estimated fair value less selling costs. As at December 31, 2012, the remaining $1.9 million carrying value of this property has been reclassified from property, plant and equipment to assets-held-for-sale.

17. WRITE-DOWN OF ASSETS HELD FOR SALE

During the year ended December 31, 2012, the Successor Company recorded a $0.3 million impairment loss on its Denmark property, which is currently being marketed for sale (see note 16), to adjust its carrying value to its estimated fair value less selling costs.

In June 2011, the Successor Company completed the sale of the Syracuse property for net proceeds of $0.9 million. Given that the carrying value of the property was adjusted to its fair value of $0.9 million upon implementation of fresh-start accounting on April 30, 2011, the Successor Company did not realize any gains or losses upon completion of the sale.

On March 25, 2011, the Predecessor Company entered into a sale agreement to sell the vacant Vancouver property for net proceeds of $1.8 million. The agreement became effective on April 27, 2011, upon the Canadian Court grant of an Approval and Vesting Order on April 6, 2011 and the elapse of a 21 day appeal period following the grant of such an order. During the four months ended April 2011, the Predecessor Company recorded a $0.6 million write-down to adjust the carrying value of this property to the amount of the expected proceeds. On the Plan Implementation Date, the Successor Company completed the sale of the property and no gains or losses were recorded.

As at December 31, 2009, the Predecessor Company had three properties that were classified as held-for-sale based in Vancouver, Canada; Syracuse, New York; and Puerto Rico. Impairment charges of $1.5 million were recorded during the year ended December 31, 2010 to adjust the carrying values of these properties to the lower of cost and fair value less estimated selling costs. In early 2010, the Puerto Rico property was sold for net proceeds of $0.7 million with no resulting gain or loss.

18. ESCROW SETTLEMENT RECOVERY

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

19. ACQUISITION OF CERTAIN ASSETS OF HAEMACURE CORPORATION

On April 6, 2010, the Predecessor Company acquired certain assets from Haemacure Corporation (“Haemacure”) for consideration of $3.9 million. These assets related to certain fibrin and thrombin technologies, which the Predecessor Company intended to use in some of its surgical product candidates which were in preclinical development at the time.

On January 11, 2010 Haemacure announced it filed a notice of intention to make a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) and its wholly-owned U.S. subsidiary sought court protection under Chapter 11 of the U.S. Bankruptcy Code. These actions were taken in light of Haemacure’s financial condition and inability to raise additional financing. Under the terms of the collaborative arrangement, the Predecessor Company loaned Haemacure $3.7 million to help fund its insolvency proceedings and day-to-day operations. These loans were secured by substantially all of Haemacure’s assets.

Under ASC No. 805, the transaction qualified as a business combination and the acquisition method was used to account for the transaction. As part of the settlement of preexisting debt arrangement with Haemacure, the Predecessor Company recognized a $1.9 million settlement gain which reflected the difference between the contractual settlement amount of the loan and its carrying value.

20. DISPOSAL OF LAGUNA HILLS MANUFACTURING FACILITY

During the year ended December 31, 2010, the Company sold its Laguna Hills manufacturing operations under its Medical Device Technologies operating segment. The sale included certain assets and liabilities for total net proceeds of $2.8 million resulting in a gain of $2.0 million.

21. COMMITMENTS AND CONTINGENCIES

(a) Commitments

i) Lease commitments

Angiotech has various operating lease agreements for office and manufacturing space which are scheduled to expire through to January 2022. Future minimum annual lease payments under these leases are as follows:

2013	$1,715
2014	1,499
2015	1,292
2016	1,309
2017	1,326
Thereafter	1,046
$8,187

Rent expense for the year ended December 31, 2012 was $2.1 million (four months ended April 30, 2011 - $0.9 million; eight months ended December 31, 2011 - $1.7 million, year ended December 31, 2010 - $3.1 million). The 2012 amount includes a $1.1 million non-recurring rent charge related to the ongoing lease commitments for a property that the Successor Company elected to vacate during the fourth quarter of 2012.

In accordance with ASC No. 420-10 Exit or Disposal Cost Obligations, during the year ended December 31, 2012 the Company has recorded a $1.1 million accrual for the estimated exit costs associated with a leased property which is no longer in use. Approximately $0.2 million and $0.9 million of this accrual have been classified as current and non-current, respectively. During the year ended December 31, 2010, the Predecessor Company recorded a similar accrual of $0.9 million for another leased property which was no longer in use.

ii) Commitments

In prior years, we entered into certain research and development collaboration agreements which require joint research efforts. Certain collaboration costs and any eventual profits are to be shared per the terms stipulated in these agreements. We may also be required to make milestone, royalty, and/or other research and development funding payments under research and development collaboration and other agreements with third parties. These payments are contingent upon the achievement of specific development, regulatory and/or commercial milestones. We accrue for these payments when it is probable that a liability has been incurred and the amount can be reasonably estimated. We do not accrue for these payments if the outcome of achieving these milestones is not determinable.

Biopsy Sciences LLC (“Biopsy Sciences”)

In connection with the acquisition of certain assets from Biopsy Sciences in January 2007, Angiotech was contractually required to make certain contingent payments of up to $2.0 million upon achievement of certain clinical and regulatory milestones and up to $10.7 million upon achievement of certain commercialization milestones. In May 2012, Angiotech entered into an amendment to the original 2007 Asset Purchase Agreement and Amended and Restated License Agreement with Biopsy Sciences, LLC, to eliminate all future financial obligations related to the development, commercialization and sale of the BioSeal Product in exchange for an amendment fee of $1.0 million (the “Amendment Fee”). The Amendment Fee was paid on May 31, 2012 and has been recorded as a research and development expense in the Consolidated Statement of Operations for the year ended December 31, 2012.

(b) Contingencies

On November 7, 2012, the Successor Company reached a mediated settlement in principle on the termination payments to be made to Dr. William L. Hunter, the former President and Chief Executive Officer of Angiotech. Dr. Hunter’s employment ceased with Angiotech effective October 17, 2011. Pursuant to the terms of the Settlement Agreement dated November 14, 2012 (the “Termination Settlement Agreement”); Dr. Hunter received a cash settlement of $6.5 million, inclusive of legal costs, (the “Termination Settlement Amount”) for the full and final settlement of all claims. Without further consideration, Dr. Hunter surrendered all equity awards granted to him under Angiotech’s stock incentive plan and all such awards area and will be deemed to be forfeited, terminated and cancelled and of no further force and effect. Dr. Hunter and Angiotech each executed a mutual release in connection with entering into the Settlement Agreement. As at December 31, 2012, this Settlement Amount had been fully paid out.

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

22. SEGMENTED INFORMATION

As at December 31, 2012, the Company had two reportable segments based on the type of revenue generated: (i) Medical Device Products and (2) Licensed Technologies. The Medical Device Products segment includes revenues and gross margins of single use, specialty medical devices including suture needles, biopsy needles / devices, micro surgical ophthalmic knives, drainage catheters, self-anchoring sutures, other specialty devices, biomaterials and other technologies. The Licensed Technologies segment includes royalty revenue generated from out-licensing technology related to the drug-eluting stent and other technologies.

The Successor Company and Predecessor Company reports segmented information on each of these segments to the gross margin level. All other income and expenses are not allocated to segments as they are not considered in evaluating the segment’s operating performance. The following tables represent reportable segment information for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011 and the year ended December 31, 2010:

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010
Revenue
Medical Device Products	$228,723	$142,245	$70,260	$215,278
Licensed Technologies	15,102	10,732	10,006	30,964

Total revenue	243,825	152,977	80,266	246,242

Cost of products sold — Medical Device Products	102,706	90,348	32,219	106,304
Licence and royalty fees — Licensed Technologies	618	264	68	5,889

Gross margin
Medical Device Products	126,017	51,897	38,041	108,974
Licensed Technologies	14,484	10,468	9,938	25,075

Total gross margin	140,501	62,365	47,979	134,049

Research and development	7,056	14,076	5,686	26,790
Selling, general and administration	70,985	60,424	24,846	89,238
Depreciation and amortization	34,503	23,973	14,329	33,745
Write-down of assets held for sale	277	—	570	1,450
Write-down of property, plant and equipment	877	4,502	215	4,779
Write-down of intangible assets	—	10,850	—	2,814
Escrow settlement recovery	—	—	—	(4,710)

Operating (loss) income	26,803	(51,460)	2,333	(20,057)
Other expenses	(24,819)	(11,972)	(10,939)	(46,798)

Loss before reorganization items, gain on extinguishment of debt and settlement of other other liabilities and income taxes	1,984	(63,432)	(8,606)	(66,855)

Reorganization items	—	—	321,084	—
Gain on extinguishment of debt and settlement of other liabilities	—	—	67,307	—
Loss before income taxes	1,984	(63,432)	379,785	(66,855)

Income tax (recovery) expense	8,210	(2,986)	267	(44)
Net (loss) income	$(6,226)	$(60,446)	$379,518	$(66,811)

The Company allocates its assets to the two reportable segments; however, as noted above, depreciation, income taxes and other expense and income are not allocated to segment operating units.

During the year ended December 31, 2012, the eight months ended December 31, 2011 and the four months ended April 30, 2011, the royalty revenue from BSC represented approximately 5%, 7% and 12% of total revenue, respectively (year ended December 31, 2010 — 12%).

The following table represents capital expenditures for each reportable segment at December 31, 2012, 2011 and 2010:

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010
Capital expenditures
Medical Device Products	$2,115	$1,002	$945	$5,726
Licensed Technologies	—	—		—
Total capital expenditures	$2,115	$1,002	$945	$5,726

The following table represents total assets each reportable segment at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

Total assets
Medical Device Products	$558,429	$545,097
Licensed Technologies	49,973	63,009
Total assets	$608,402	$608,106

Geographic information

Revenues are attributable to countries based on the location of the Company’s customers or, for revenue from collaborators, the location of the collaborator’s customers.

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010

United States	$150,141	$94,417	$53,403	$150,428
Europe	48,986	35,430	17,285	49,420
Other	44,698	23,130	9,578	46,394
Total	$243,825	$152,977	$80,266	$246,242

Intangible assets and property, plant and equipment by country are summarized as follows:

	Successor Company
	December 31,	December 31,
	2012	2011

United States	$261,754	$281,229
Canada	63,007	78,989
Other	19,985	22,037
Total assets	$344,746	$382,255

23. LOSS PER SHARE

Loss per share was calculated as follows:

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010

Numerator:
Net (loss) income	$(6,226)	$(60,446)	$379,518	$(66,811)

Denominator:
Basic and diluted weighted average common shares outstanding	12,791	12,528	85,185	85,168
Basic and diluted net (loss) income per common share:	$(0.49)	$(4.82)	$4.46	$(0.78)

For the year ended December 31, 2012, 429,451 Restricted Stock awards and RSUs and 416,871 stock options were excluded from the calculation of diluted net loss per common share given that the effect of including them would have been anti-dilutive due to the loss position for the period. Similarly, for the eight months ended December 31, 2011, 545,687 Restricted Stock awards and RSUs and 673,523 stock options were excluded from the calculation of diluted net loss per common share (December 31, 2010 — 6,045,830 stock options).  For the four months ended April 30, 2011, there was no dilutive impact of stock options as all stock options were out-of-the money and no stock options were outstanding as at April 30, 2011.

24. CHANGE IN NON-CASH WORKING CAPITAL ITEMS RELATING TO OPERATING ACTIVITIES AND SUPPLEMENTAL CASH FLOW INFORMATION

The change in non-cash working capital items relating to operations was as follows:

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010

Accounts receivable	$(127)	$5,778	$(855)	$(5,638)
Income tax receivable	(3,308)	(148)	(645)	420
Inventories	(12,011)	2,840	(2,603)	768
Prepaid expenses and other assets	3,374	1,102	2,141	(223)
Accounts payable and accrued liabilities	(4,176)	606	(10,020)	(3,260)
Deferred Revenue	(3,603)	3,953	—	—
Income taxes payable	1,640	538	(770)	(8,603)
Interest payable on long term debt	421	(829)	2,663	9,758
	$(17,790)	$13,840	$(10,089)	$(6,778)

Supplemental disclosure

	Successor Company		Predecessor Company
	Year ended December 31,	Eight months ended December 31,	Four months ended April 30,	Year ended December 31,
	2012	2011	2011	2010

Income taxes paid	11,324	$2,847	$2,334	$13,904
Income tax refund	81	408	—	634
Interest paid	19,045	11,888	3,763	23,523
Deferred financing charges and costs accrued but not paid		—	1,160	2,090
Non-cash transaction - settlement of loan receivable in exchange for Haemacure net assets acquired	—	—	—	3,686
Non-cash transaction - settlement of Subordinated Notes and related interest obligations for common shares	—	—	202,948	—
Non-cash transaction - exchange of $225.0 million New Notes for $229.4 million of Senior Notes	229,413	—	—	—

25. CONDENSED CONSOLIDATING GUARANTOR FINANCIAL INFORMATION

The following presents the condensed consolidating guarantor financial information as of December 31, 2012, December 31, 2011, and for the year ended December 31, 2012, the eight months ended December 31, 2011, the four months ended April 30, 2011, and the year ended December 31, 2010 for the direct and indirect subsidiaries of Angiotech that serve as guarantors and for the subsidiaries that do not serve as guarantors. The Senior Notes are guaranteed by Angiotech Pharmaceuticals (US), Inc. and each subsidiary that has been named as a guarantor under the terms of the Senior Notes Indenture. The New Notes are guaranteed by the parent company, Angiotech Pharmaceuticals, Inc., and each subsidiary that has been named as a guarantor under the terms of the New Notes Indenture. Non-guarantor subsidiaries include the Swiss subsidiaries and a Canadian Trust that cannot guarantee the debt of the Angiotech. All of Angiotech’s subsidiaries are 100% owned, and all guarantees are full and unconditional, joint and several.

Condensed Consolidating Balance Sheet

As at December 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Angiotech Pharmaceuticals, (US) Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

ASSETS

Current assets
Cash and cash equivalents	$22,316	$9,660	$(49)	$14,018	$—	$45,945
Short term investments	424	—	—	—	—	424
Accounts receivable	55	533	18,580	9,618	—	28,786
Income taxes receivable	—	—	4,322	447	—	4,769
Inventories	—	—	38,099	8,316	—	46,414
Deferred income taxes, current portion	—	—	5,640	244	—	5,885
Deferred financing costs, current portion	—	833	—	—	—	833
Prepaid expenses and other current assets	1,766	56	631	902	—	3,355
Total Current Assets	24,561	11,082	67,222	33,547	—	136,411

Investment in subsidiaries	$147,132	$335,572	$27,225	$—	(509,929)	$—
Assets held for sale	—	—	—	1,866		1,866
Property, plant and equipment	1,119	514	25,363	4,441		31,437
Intangible assets	61,889	—	234,959	14,595		311,443
Goodwill	—	—	101,244	22,807		124,051
Deferred income taxes	—	—	1,005	—		1,005
Deferred financing costs	—	1,915	—	—		1,915
Other assets	80	—	7	187		274
Total Assets	$234,781	$349,083	$457,026	$77,441	$(509,929)	$608,402

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$2,449	$3,703	$14,252	$6,385		$26,789
Income taxes payable	573	—	282	2,808		3,663
Deferred income taxes, current portion	—	—	—	—	—	—
Interest payable on long-term debt	194	1,678	—	—		1,872
Deferred revenue, current portion	14,237	—	7,343	427		22,007
Revolving credit facility	—	—	—	—		—
Debt	60,024	—	—	—		60,024
Total Current Liabilities	77,477	5,381	21,877	9,620	—	114,355

Deferred revenue	15,990	—	8,208	703		24,901
Deferred income taxes	—	—	84,043	4,496		88,539
Other tax liabilities	646	1,805	4,379	2,788		9,618
Debt	—	229,413	—	—		229,413
Other liabilities	—	908	—	—		908
Total Non-current Liabilities	16,636	232,126	96,630	7,987	—	353,379

Total Shareholders’ (Deficit) Equity	$140,668	$111,576	$338,519	$59,834	$(509,929)	$140,668

Total Liabilities and Shareholders’ (Deficit) Equity	$234,781	$349,083	$457,026	$77,441	$(509,929)	$608,402

Condensed Consolidating Balance Sheet

As at December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Angiotech Pharmaceuticals, (US) Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

ASSETS

Current assets
Cash and cash equivalents	$8,649	$6,781	$668	$6,075	$—	$22,173
Short term investments	3,259	—	—	—	—	3,259
Accounts receivable	167	107	19,969	7,995	—	28,238
Income taxes receivable	—	—	1,239	223	—	1,462
Inventories	—	(31)	26,775	7,560	—	34,304
Deferred income taxes	—	—	3,995	—	—	3,995
Prepaid expenses and other current assets	1,120	54	1,487	506	—	3,167
Total Current Assets	13,195	6,911	54,133	22,359	—	96,598

Investment in subsidiaries	388,653	417,563	12,430	—	(818,646)	—
Assets held for sale	$—	$—	$—	$—	$—	—
Property, plant and equipment	3,213	469	22,083	13,424	—	39,189
Intangible assets	75,754	—	251,905	15,407	—	343,066
Goodwill	—	—	101,244	21,984	—	123,228
Deferred income taxes	1,729		—	436	—	2,165
Other assets	3,537	48	6	269	—	3,860
Total Assets	$486,081	$424,991	$441,801	$73,879	$(818,646)	$608,106

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable and accrued liabilities	$6,999	$5,423	$12,473	$5,642	$—	$30,537
Income taxes payable	—	—	—	2,023	—	2,023
Interest payable on long-term debt	1,450	(43)	43	—	—	1,450
Deferred revenue, current portion	496	—	—	—	—	496
Revolving credit facility	—	39	1	—	—	40
Debt	—	—	—	—	—	—
Total Current Liabilities	8,945	5,419	12,517	7,665	—	34,546

Deferred leasehold inducement	$—	$—	$—	$—	$—	$—
Deferred revenue	3,456	—	—	315	—	3,771
Deferred income taxes	—	—	87,415	5,219	—	92,634
Other tax liabilities	2,273	—	896	2,560	—	5,729
Debt	325,000	—	—	—	—	325,000
Other liabilities	—	19	—	—	—	19
Total Non-current Liabilities	330,729	19	88,311	8,094	—	427,153

Total Shareholders’ (Deficit) Equity	$146,407	$419,553	$340,973	$58,120	$(818,646)	$146,407

Total Liabilities and Shareholders’ (Deficit) Equity	$486,081	$424,991	$441,801	$73,879	$(818,646)	$608,106

Condensed Consolidated Statement of Operations

For the year ended December 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Angiotech Pharmaceuticals (US) Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$—	$—	$171,052	$66,271	$(15,997)	$221,326
Royalty revenue	15,051	—	3,398	—	—	18,449
License fees	2,552	—	1,448	50	—	4,050
	17,603	—	175,898	66,321	(15,997)	243,825

EXPENSES
Cost of products sold	$—	$(195)	$69,336	$42,794	$(9229)	102,706
License and royalty fees	618	—	—	—	—	618
Research & development	940	521	5,271	324	—	7,056
Selling, general and administration	6,259	12,467	41,835	10,424	—	70,985
Depreciation and amortization	15,278	286	17,377	1,562	—	34,503
Write-down of assets held for sale	—	—	—	277	—	277
Write-down of property, plant and equipment	692	12	173	—	—	877
	23,787	13,091	133,992	55,381	(9,229)	217,022

Operating income (loss)	(6,184)	(13,091)	41,906	10,940	(6,768)	26,803

Other income (expense)
Foreign exchange gain (loss)	$(158)	$—	$(40)	$(553)	$—	(751)
Other (expense) income	872	2	150	345	(49)	1,320
Interest expense	(11,644)	(8,795)	—	—	49	(20,390)
Write-down of investments	(561)	—	—	—	—	(561)
Debt extinguishment loss	—	(4,437)	—	—	—	(4,437)
Total other expenses	(11,491)	(13,230)	110	(208)	—	(24,819)

Income (loss) before income tax expense (recovery)	(17,675)	(26,321)	42,016	10,732	(6,768)	1,984
Income tax expense (recovery)	1,634	—	1,573	5,003		8,210

Income (loss) from operations	(19,309)	(26,321)	40,443	5,729	(6,768)	(6,226)
Equity in subsidiaries	13,083	53,018	12,575	—	(78,676)	—

Net income (loss)	$(6,226)	$26,697	$53,018	$5,729	$(85,444)	$(6,226)

Condensed Consolidated Statement of Operations

For the eight months ended December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company Angiotech Pharmaceuticals, Inc.	Angiotech Pharmaceuticals (US) Inc.	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

REVENUE
Product sales, net	$7	$—	$101,288	$47,579	$(9,567)	$139,307
Royalty revenue	10,671	—	2,989	10	—	13,670
	10,678	—	104,277	47,589	(9,567)	152,977

EXPENSES
Cost of products sold	$—	$35	$59,445	$36,298	$(5,430)	90,348
License and royalty fees	264	—	—	—	—	264
Research & development	7,829	2,541	3,380	326	—	14,076
Selling, general and administration	13,941	8,666	30,280	7,537	—	60,424
Depreciation and amortization	10,085	534	11,487	1,867	—	23,973
Write-down of assets held for sale	—	—	—	—	—	—
Write-down of property, plant and equipment	4,359	143	—	—	—	4,502
Write-down of intangible assets	6,474	—	—	4,376	—	10,850
	42,952	11,919	104,592	50,404	(5,430)	204,437

Operating income (loss)	(32,274)	(11,919)	(315)	(2,815)	(4,137)	(51,460)

Other income (expense)
Foreign exchange gain (loss)	$537	$—	$111	$763	$—	1,461
Other (expense) income	823	(10)	(2,416)	2,150	—	547
Interest expense	(11,189)	(886)	148	(18)	—	(11,945)
Write-down of investments	(2,035)	—	—	—	—	(2,035)

Total other expenses	(11,814)	(896)	(2,157)	2,895	—	(11,972)

Income (loss) before income tax expense (recovery)	(44,088)	(12,815)	(2,472)	80	(4,137)	(63,432)
Income tax expense (recovery)	16,159	—	(22,435)	3,290	—	(2,986)

Income (loss) from operations	(60,247)	(12,815)	19,963	(3,210)	(4,137)	(60,446)
Equity in subsidiaries	(199)	27,234	7,271	—	(34,306)	—

Net income (loss)	$(60,446)	$14,419	$27,234	$(3,210)	$(38,443)	$(60,446)

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

For the year ended December 31, 2010

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

Condensed Consolidated Statement of Comprehensive Income (Loss)

For the year ended December 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech	Angiotech
	Pharmaceuticals,	Pharmaceuticals (US),	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

Net income (loss)	$(6,226)	$26,697	$53,018	$5,729	$(85,444)	$(6,226)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of taxes ($0)	—	—	—	—	—	—
Reclassification of other-than-temporary impairment loss on available-for-sale securities to earnings, net of taxes ($0)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,789	—	1,789
Other comprehensive income (loss)	—	—	—	1,789	—	1,789
Comprehensive income (loss)	$(6,226)	$26,697	$53,018	$7,518	$(85,444)	$(4,437)

Condensed Consolidated Statement of Comprehensive Income (Loss)

For the eight months ended December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech	Angiotech
	Pharmaceuticals,	Pharmaceuticals (US),	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

Net income(loss)	$(60,446)	$14,419	$27,234	$(3,210)	$(38,443)	$(60,446)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of taxes ($0)	(2,035)	—	—	—	—	(2,035)
Reclassification of other-than-temporary impairment loss on available-for-sale securities to earnings, net of taxes ($0)	2,035	—	—	—	—	2,035
Cumulative translation adjustment	—	—	—	(5,418)	—	(5,418)
Other comprehensive income (loss)	—	—	—	(5,418)	—	(5,418)
Comprehensive income (loss)	$(60,446)	$14,419	$27,234	$(8,628)	$(38,443)	$(65,864)

Condensed Consolidated Statement of Comprehensive Income (Loss)

For the four months ended April 30, 2011

USD (in ‘000s)

	Predecessor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

Net income (loss)	$379,518	$217,580	$26,075	$(243,655)	$379,518
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of taxes ($0)	640	—	—	—	640
Reclassification of other-than-temporary impairment loss on available-for-sale securities to earnings, net of taxes ($0)	—	—	—	—	—
Cumulative translation adjustment	—	—	2,182	—	2,182
Other comprehensive income (loss)	640	—	2,182	—	2,822
Comprehensive income (loss)	$380,158	$217,580	$28,257	$(243,655)	$382,340

Condensed Consolidated Statement of Comprehensive Income (Loss)

For the year ended December 31, 2010

USD (in ‘000s)

	Predecessor Company
	Parent Company
	Angiotech
	Pharmaceuticals,	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

Net income (loss)	$(66,811)	$(80,943)	$52,238	$28,705	$(66,811)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of taxes ($0)	(3,127)	—	—	—	(3,127)
Reclassification of other-than-temporary impairment loss on available-for-sale securities to earnings, net of taxes ($0)	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(2,645)	(2,645)
Other comprehensive income (loss)	(3,127)	—	—	(2,645)	(5,772)
Comprehensive income (loss)	$(69,938)	$(80,943)	$52,238	$26,060	$(72,583)

Condensed Consolidated Statement of Cash Flows

For the year ended December 31, 2012

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech	Angiotech
	Pharmaceuticals,	Pharmaceuticals (US),	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$18,023	$(11,114)	$48,775	$10,748	$—	$66,432

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor
Protection Proceedings						—
Key Employment Incentive Plan fee						—
Cash used in reorganization activities	—	—	—	—	—	—
Cash used in operating activities	18,023	(11,114)	48,775	10,748	—	66,432

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(120)	(217)	(1,656)	(122)	—	(2,115)
Proceeds from disposition of short term investments	2,273	—	—	—	—	2,273
Proceeds from disposition of property, plant and equipment	976	—	—	—	—	976
Cash used in investing activities	3,129	(217)	(1,656)	(122)		1,134

FINANCING ACTIVITIES:
Share capital issued and/or repurchased	—	(881)	—	—	—	(881)
Deferred financing charges and costs	—	(3,191)	—	—	—	(3,191)
Dividends received / (paid)	—	—	3,000	(3,000)	—	—
Repayments on revolving Credit Facility	—	(39)	—	—	—	(39)
Repayments of Floating Rate Notes	(40,000)	—	—	—	—	(40,000)
Intercompany advances from affiliates	—	50,836	(50,836)	—	—	—
Intercompany notes payable/receivable	32,515	(32,515)	—	—	—	—
Cash provided by (used in) financing activities before reorganization activities	(7,485)	14,210	(47,836)	(3,000)	—	(44,111)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	—	—	—	—	—	—

Cash provided by (used in) financing activities	(7,485)	14,210	(47,836)	(3,000)	—	(44,111)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	317	—	317
Net (decrease) increase in cash and cash equivalents	13,667	2,879	(717)	7,943	—	23,772
Cash and cash equivalents, beginning of period	8,649	6,781	668	6,075	—	22,173
Cash and cash equivalents, end of period	$22,316	$9,660	$(49)	$14,018	$—	$45,945

Condensed Consolidated Statement of Cash Flows

For the eight months ended December 31, 2011

USD (in ‘000s)

	Successor Company
	Parent Company
	Angiotech	Angiotech
	Pharmaceuticals,	Pharmaceuticals (US),	Guarantors	Non Guarantors	Consolidating	Consolidated
	Inc.	Inc.	Subsidiaries	Subsidiaries	Adjustments	Total

OPERATING ACTIVITIES:
Cash used in operating activities before reorg items	$(5,554)	$(6,605)	$29,044	$6,132	$—	$23,017

OPERATING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Professional fess paid for services rendered in connection with the Creditor Protection Proceedings	(8,105)	—	—	—	—	(8,105)
Key Employment Incentive Plan fee	(156)	(395)	—	—	—	(551)
Cash used in reorganization activities	(8,261)	(395)	—	—	—	(8,656)
Cash used in operating activites	(13,815)	(7,000)	29,044	6,132	—	14,361

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(272)	—	(635)	(95)	—	(1,002)
Proceeds from disposition of property, plant and equipment	1,732	—	891	—	—	2,623
Cash used in investing activities	1,460	—	256	(95)	—	1,621

FINANCING ACTIVITIES:
Share capital issued	(520)	—	—	—	—	(520)
Deferred financing charges and costs	—	(49)	—	—	—	(49)
Dividends received / (paid)	—	—	6,886	(6,886)	—	—
Advances on Revolving Credit Facility	—	17,400	—	—	—	17,400
Repayments on revolving Credit Facility	—	(39,378)	—	—	—	(39,378)
Proceeds from stock options exercised	—	—	—	—	—	—
Intercompany advances from affiliates	—	44,363	(44,363)	—	—	—
Intercompany notes payable/receivable	17,842	(17,842)	—	—	—	—
Cash provided by (used in) financing activities before reorganization activities	17,322	4,494	(37,477)	(6,886)	—	(22,547)

FINANCING CASH FLOWS FROM REORGANIZATION ACTIVITIES
Deferred financing costs	(1,408)	—	—	—	—	(1,408)

Cash provided by (used in) financing activities	15,914	4,494	(37,477)	(6,886)	—	(23,955)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(76)	—	(76)
Net (decrease) increase in cash and cash equivalents	3,559	(2,506)	(8,177)	(925)	—	(8,049)
Cash and cash equivalents, beginning of period	5,090	9,287	8,845	7,000	—	30,222
Cash and cash equivalents, end of period	$8,649	$6,781	$668	$6,075	$—	$22,173

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

26. SUBSEQUENT EVENTS

Redemption of $16.0 million of New Notes

On March 18, 2013, the Successor Company announced a second partial redemption of $16.0 million of New Notes outstanding at 100% of their principal amount together with accrued and unpaid interest. The partial redemption is expected to be completed on April 17, 2013.

Sale of Interventional Products Business to Argon Medical Devices, Inc.

On March 25, 2013, Angiotech announced that it entered into a definitive agreement to sell certain of its subsidiaries, comprising Angiotech’s Interventional Products Business to Argon Medical Devices, Inc., a Delaware corporation (“Argon”), which is a portfolio company of RoundTable, for $362.5 million in cash consideration. The transaction is expected to close prior to the end of April 2013, subject to various conditions.

Highlights and selected terms of the transaction include:

•                  On March 22, 2013, Angiotech Pharmaceuticals, Inc., Angiotech International AG, a Swiss corporation (“AIAG”), and Angiotech Pharmaceuticals (US), Inc., a Washington corporation (“AUS” and, collectively with the Company and AIAG, the “Sellers”) entered into a Stock Purchase Agreement (the “SPA”) with Argon Medical Devices Holdings, Inc., a Delaware corporation (“Argon Holdco”), Argon Medical Devices, Inc., a Delaware corporation (“Argon”), and Argon Medical Devices Netherlands B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Argon Netherlands” and, collectively with Argon, “Buyers”).  AIAG and AUS are subsidiaries of Angiotech.

•                  The businesses being acquired by Argon include all manufacturing, commercial and administrative operations relating to Angiotech’s Interventional Products Business. Key product lines in this business include Angiotech’s BioPince™ full core biopsy devices, Tru-Core™ II (fully automatic) and SuperCore™ (semi-automatic) disposable biopsy instruments, T-Lok™ bone marrow biopsy devices, and Skater™ drainage catheters, among other products. Angiotech’s Interventional Products Business also manufactures components for other third party medical device manufacturers, operates manufacturing facilities in Wheeling, IL, Gainesville, FL and Stenlose, Denmark and employs a direct sales and marketing organization in the U.S. and Europe.

•                  Consideration for the transaction will total $362.5 million in cash, subject to a potential working capital adjustment, with $347.5 million to be received upon the close of the transaction, and $15 million to be retained in escrow for a period of 12 months to secure indemnification obligations relating to the transaction.

•                  Angiotech expects to use the proceeds received from the transaction to repay all of its remaining outstanding debt obligations, including remaining amounts due under its New Notes due in December 2013 and the Senior Notes due in December 2016. Angiotech also expects to terminate its Revolving Credit Facility with Wells Fargo Capital Finance upon the close of the transaction.

•                  The transaction is subject to approval of 75% of Angiotech’s shareholders. As at March 25, 2013, shareholders representing approximately 70% of Angiotech’s outstanding shares have signed voting agreements in connection with the transaction and have agreed to vote their shares in favor of the proposed transaction.

•                  The transaction is conditioned on, among other things, expiration of applicable waiting periods under the U.S. Hart Scott Rodino Act.

•                  Angiotech expects to make a cash distribution, in the form of a return of capital, to shareholders in an amount to be determined shortly after the close of the transaction, and subsequent to the repayment of Angiotech’s debt obligations, final payment of all transaction related fees and expenses, and final determination by management and the Board of Directors as to the operating cash needs of Angiotech’s remaining businesses.

Angiotech estimates that the carrying values as at December 31, 2012 of the major classes of assets and liabilities to be disposed of through this sale transaction are as follows:

Intangible assets	$117.5 million
Goodwill	$75.0 million
All other assets	$45.0 million
Liabilities	$17.5 million

Upon the conclusion of the transaction, Angiotech will retain its Surgical Products Business and its Royalty Business. The Royalty Business consists of a portfolio of intellectual property related to a variety of biomaterial, drug and medical device related technologies, and technology applications, which includes TAXUS and Zilver-PTX. Key product lines in Angiotech’s Surgical Products business include wound closure products such as the Quill, Look™ brand sutures for general and dental surgery and Sharpoint™ UltraGlide and Microsurgical sutures, and ophthalmic products such as the Sharpoint™ brand ophthalmic surgical blades. Angiotech’s Surgical Products Business also manufactures components for other third party medical device manufacturers, and operates manufacturing facilities in Reading, PA, Aguadilla, PR and Taunton, England. Angiotech’s Surgical Products Business also employs a specialized direct sales and marketing team, with dedicated groups focused on its wound closure, ophthalmology and medical components product lines respectively.

Angiotech will also retain all intellectual property, rights, assets and inventory related to its BioSentry™ (formerly Bio-Seal) product line, which was recently approved for sale in the U.S. by the FDA. Coincident with the transaction, Angiotech concluded a three year Manufacturing and Supply Agreement with Argon with respect to BioSentry. Argon will not, as part of this agreement, have commercialization rights to BioSentry. U.S. commercial launch activities for this product line will continue, and customers may inquire or place orders for BioSentry through Angiotech’s existing customer service line.

Angiotech will retain real property assets located in Stenlose, Denmark as part of the transaction, and will retain net proceeds generated upon any sale of such real property assets subsequent to Angiotech and Argon concluding Angiotech’s previously announced transfer of production activities from Stenlose to facilities located in the U.S. Such transfer is still currently expected to conclude during the first half of 2013.

Upon the close of the transaction, Angiotech will cease to be a voluntary reporting public issuer, and will therefore no longer file financial or other information with the U.S. Securities and Exchange Commission.

Termination Payments

On March 25, 2013, Angiotech announced that the employment of its Executive Vice President of Sales and Marketing, Steven Bryant, ended effective March 22, 2013. Mr. Bryant is expected to receive severance and termination payments in accordance with the terms and conditions specified in his employment agreement, which was previously filed with the SEC. We expect that Angiotech and Mr. Bryant will execute a termination and release letter in the near future to govern the obligations of each party with respect to the termination.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the year ended December 31, 2012,

the eight months ended December 31, 2011, the four months ended April 30, 2011 and the years ended December 31, 2010

(in thousands of U.S. dollars)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Income Tax Valuation Allowance:
Year ended December 31, 2012	$98,277	—	380	97,897
Eight months ended December 31, 2011	80,722	17,555	—	$98,277
Four months ended April 30, 2011, including the impact of fresh start accounting	106,594	—	25,872	80,617
Year ended December 31, 2010	95,159	11,435	—	106,594

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accounts Receivable Allowance:
For the year ended December 31, 2012	$233	—	40	$193
Eight months ended December 31, 2011	Nil	$233	—	$233
Impact of fresh start accounting on April 30, 2011	1,944	—	1,944	Nil
Four months ended April 30, 2011	2,435	479	970	1,944
Year ended December 31, 2010	471	2,499	535	$2,435

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Inventory Valuation Allowance:
For the year ended December 31, 2012	$1,022	71	—	$1,093
Eight months ended December 31, 2011	Nil	1,022	—	$1,022
Impact of fresh start accounting on April 30, 2011	2,920	—	2,920	Nil
Four months ended April 30, 2011	3,417	88	585	2,920
Year ended December 31, 2010	2,969	1,428	981	3,417